Form 10-Q
period 2002-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2002-05-15
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 1-5706

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 1, 2002 WAS 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q
PART I—FINANCIAL INFORMATION

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Communications Group	$33,998	$33,155
Snapper	31,539	51,938

	65,537	85,093
Cost and expenses:
Cost of sales and operating expenses—Communications Group	11,581	11,169
Cost of sales and operating expenses—Snapper	21,350	34,136
Selling, general and administrative	33,206	34,243
Depreciation and amortization	9,077	15,758

Operating loss	(9,677)	(10,213)
Other income/(expense):
Interest expense	(5,926)	(6,168)
Interest income	360	1,648
Equity in income (losses) of unconsolidated investees	510	(6,508)
Foreign currency loss	(467)	(334)
Other income	601	30

	(4,922)	(11,332)

Loss before income tax expense, minority interest and the cumulative effect of a change in accounting principle	(14,599)	(21,545)
Income tax expense	(1,819)	(2,338)
Minority interest	(757)	(91)

Loss from operations before the cumulative effect of a change in accounting principle	(17,175)	(23,974)
Cumulative effect of a change in accounting principle	—	(2,363)

Net loss	(17,175)	(26,337)
Cumulative convertible preferred stock dividend requirement	(3,752)	(3,752)

Net loss attributable to common stockholders	$(20,927)	$(30,089)

Weighted average number of common shares—Basic and diluted	94,035	94,035

Loss per common share attributable to common stockholders—Basic and diluted:
Continuing operations	$(0.22)	$(0.29)
Cumulative effect of changes in accounting principles	—	(0.03)

Net loss	$(0.22)	$(0.32)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Balance Sheets
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$25,777	$30,252
Accounts receivable, net	36,932	35,388
Inventories	65,492	63,778
Prepaid expenses and other assets	8,149	15,157

Total current assets	136,350	144,575
Investments in and advances to business ventures	112,867	104,239
Property, plant and equipment, net	120,909	125,885
Goodwill	54,648	54,770
Intangible assets, net	29,116	36,194
Other assets	4,894	4,058

Total assets	$458,784	$469,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$16,293	$19,558
Accrued expenses	64,363	67,634
Current portion of long-term debt	54,896	47,772

Total current liabilities	135,552	134,964
Long-term debt, less current portion	211,339	206,110
Other long-term liabilities	6,243	6,642

Total liabilities	353,134	347,716
Minority interest	32,005	31,229
Commitments and contingencies
Stockholders' equity:
7 1/4% Cumulative Convertible Preferred Stock	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at March 31, 2002 and December 31, 2001	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,323,054)	(1,305,879)
Accumulated other comprehensive loss	(7,105)	(7,149)

Total stockholders' equity	73,645	90,776

Total liabilities and stockholders' equity	$458,784	$469,721

        See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash used in operating activities	$(8,060)	$(15,527)

Investing activities:
Investments in and advances to business ventures	(206)	(348)
Distributions from business ventures	949	946
Cash paid for acquisitions and additional equity in subsidiaries	—	(2,104)
Additions to property, plant and equipment	(3,689)	(6,063)

Cash used investing activities	(2,946)	(7,569)

Financing activities:
Proceeds from debt	7,561	15,318
Payments on notes and debt	(645)	(2,811)
Preferred stock dividends paid	—	(3,752)

Cash provided by financing activities	6,916	8,755
Teleport-TP cash unconsolidated	(385)	—

Net decrease in cash and cash equivalents	(4,475)	(14,341)
Cash and cash equivalents at beginning of period	30,252	80,236

Cash and cash equivalents at end of period	$25,777	$65,895

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statement of Stockholders' Equity and Comprehensive Loss
(in thousands)
(unaudited)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Loss	Total
Balances at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)	$—	$90,776
Net loss	—	—	—	—	—	(17,175)	—	(17,175)	(17,175)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	44	44	44

Total comprehensive loss								$(17,131)

Balances at March 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,323,054)	$(7,105)		$(73,645)

See accompanying notes to consolidated condensed financial statements.

Metromedia International Group, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation, Going Concern and Recent Developments

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI") and Snapper, Inc. ("Snapper") MITI and its subsidiaries, Metromedia China Corporation and PLD Telekom, Inc., are collectively known as the "Communications Group." All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated condensed financial statements for prior periods to conform to the current presentation.

        The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

Going Concern and Recent Developments

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of March 31, 2002 and April 30, 2002, the Company had $7.3 million and $6.1 million, respectively, in cash at its headquarters level. The Company has suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt financing obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, cannot be readily accessed, if at all, for the Company's liquidity requirements. Based on the Company's current cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources will not be sufficient, without external funding or cash proceeds from asset sales, or a combination of both, to pay the September 30, 2002 interest payment on its 10 1/2% Senior Discount Notes. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007.

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

        Since it is possible that Snapper will not be in compliance with all of its financial covenants under its primary bank credit facility during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $53.3 million as a current liability. The Company may be required to seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

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

        In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. If, in the future Snapper fails to be in compliance with its covenants under its bank line of credit, it would be in default under its floor plan financing agreement, which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations, unless the dealers could find alternative financing.

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

        If the Company is not able to favorably resolve the liquidity issues described above, the Company would have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code. The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Accounting Changes

Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization (including that of goodwill included in Equity in losses of unconsolidated subsidiaries) in the first quarter of 2001 totaled $5.7 million ($0.06 per share). The Company has not completed the first step of the transitional goodwill impairment testing. Such testing is expected to be complete by the end of the second quarter of 2002 as allowed under the provisions of SFAS No. 142.

        The proforma effect as if SFAS No. 142 had been applied during the quarter ended March 31, 2001 is as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands, except per share data)
Net loss attributable to common stockholders as reported	$(20,927)	$(30,089)
Add back:
Goodwill amortization expense	—	4,491
Goodwill amortization included in Equity in losses of unconsolidated investees	—	1,232

Proforma net loss attributable to common stockholders	(20,927)	(24,366)
Add back the cumulative effect of a change in accounting principle to adopt EITF 01-9	—	2,363

Proforma net loss before the cumulative effect of a change in accounting principle to adopt EITF 01-9	$(20,927)	$(22,003)

Loss per share as reported—Basic and diluted	$(0.22)	$(0.32)
Add back:
Goodwill amortization expense	—	0.05
Goodwill amortization included in Equity in losses of unconsolidated investees	—	0.01

Adjusted loss per share—Basic and diluted	(0.22)	(0.26)
Add back the cumulative effect of a change in accounting principle to adopt EITF 01-9	—	0.03

Proforma Basic loss per share before the cumulative effect of a change in accounting principle to adopt EITF 01-9	$(0.22)	$(0.23)

        Intangible assets other than goodwill after applying the provisions of SFAS No. 142 consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Licenses	$48,613	$69,583
Customer lists	2,899	2,899
Broadcast rights and other intangibles	6,340	6,340

	57,852	78,822
Less: Accumulated amortization	(28,736)	(42,628)

	$29,116	$36,194

        Included in "Investments in and advances to business ventures" at March 31, 2002 and December 31, 2001 are licenses (net of accumulated amortization) totaling $37.5 million and $34.8 million, respectively.

        Intangible assets and goodwill have been restated to reclassify workforce in place to goodwill as required under SFAS No. 142. Such asset amounted to $1.0 million, net of accumulated amortization as of March 31, 2002 and December 31, 2001.

        All of the Company's intangible assets (other than goodwill) are subject to amortization. Intangible assets amortization is expected to be $17.7 million (including that related to license that are carried as part of the Company's "Investments in and advances to business ventures") for each of the next three fiscal years and $9.5 million and $5.9 million for the following two years, respectively.

        In addition to adopting SFAS No. 142, the Company changed its method of accounting for Teleport-TP which resulted in reclassifications of goodwill and other intangibles. (See note 6)

Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

3. Description of the Business

Communications Group

        The Communications Group invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). In addition, the Communications Group has interests in several e-commerce businesses in China. The Communications Group owns interests in and participates with partners in the management of business ventures that had various operational systems, consisting of cable television systems, wireless telephone systems, fixed and other telephony networks, radio broadcasting stations and other telephony-related businesses. All of the Communications Group's business ventures other than the businesses of PLD Telekom, Comstar and its China operations report their financial results on a three-month lag. Therefore, the Communications Group's financial results for March 31 include the financial results for those business ventures for the 3 months ending December 31.

Snapper

        Snapper manufacturers Snapper brand premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets. A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to dealers, distributors and Wal-Mart prior to and subsequent to this period, the largest volume of sales to the ultimate consumer is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments.

4. Communications Group—Investments in and advances to business ventures

General

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries, of which $45.7 million in funding obligations remain at March 31, 2002. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

Equity Method Investment Information

        At March 31, 2002 and December 31, 2001, the Communications Group's unconsolidated investments in and advances to business ventures by business line, principally in Eastern Europe and the CIS, at cost, including associated goodwill and net intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

Name	March 31, 2002	December 31, 2001	Ownership %
Fixed Telephony	$66,712	$56,686	30-50%
Wireless Telephony	27,305	25,432	35-50%
Cable Television and other Communications Entities	18,850	22,121	30-50%

Total	$112,867	$104,239

        Included in Cable Television and other Communications Entities is goodwill totaling $6.3 million as of March 31, 2002 and December 31, 2001.

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method that have commenced operations as of the dates presented as of December 31, 2001 and September 30, 2001 (with the exception of Comstar and BELCEL which are not on a 3-month lag) are as follows (in thousands):

Combined Information of Unconsolidated Business Ventures

Combined Balance Sheets

	December 31, 2001	September 30, 2001
Assets:
Current assets	$52,545	$41,530
Investments in systems and equipment	158,594	159,929
Other assets	1,119	696

Total assets	$212,258	$202,155

Liabilities and Business Ventures' Deficit:
Current liabilities	$68,970	$63,652
Amount payable under credit facility	70,193	74,158
Other long-term liabilities	17,058	21,717

	156,221	159,527
Business ventures' equity	56,037	42,628

Total liabilities and business ventures' deficit	$212,258	$202,155

Combined Statements of Operations

	Three months ended December 31,
	2001	2000
Revenues	$40,658	$41,573

Costs and Expenses:
Cost of sales and operating expenses	14,186	16,497
Selling, general and administrative	11,078	14,670
Depreciation and amortization	11,241	11,884

Total expenses	36,505	43,051

Operating income (loss)	4,153	(1,478)
Interest expense	(1,631)	(2,313)
Other income (expense)	22	(1,637)
Foreign currency transactions	(410)	(674)

Net income (loss)	$2,134	$(6,102)

        The results of operations presented above are before the elimination of intercompany interest. Financial information for business ventures which are not yet operational or which are no longer reported since they have been abandoned, are not included in the above summary.

        The following tables represent summary financial information for the Company's operating unconsolidated business ventures being grouped as indicated as of and for the three months ended December 31, 2001 and 2000 (with the exception of Comstar and BELCEL which are not on a 3-month lag). The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended December 31, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Total
Revenues	$21,093	$13,202	$6,363	$—	$—	$40,658
Costs and expenses:
Cost of sales and operating expense	10,932	1,927	1,327	—	—	14,186
Selling, general and administrative	5,371	2,406	3,301	—	—	11,078
Depreciation and amortization	5,612	3,749	1,880	—	—	11,241

Operating income (loss)	(822)	5,120	(145)	—	—	4,153
Other income (expense)	(179)	334	(543)	—	—	(388)
Interest expense	(430)	(422)	(779)	—	—	(1,631)

Net income (loss)	(1,431)	5,032	(1,467)	—	—	2,134

Capital expenditures	1,502	2,392	1,683	—	—	5,577
Equity in income (losses) of unconsolidated investees	(1,245)	2,337	(582)	—	—	510

	Three months ended December 31, 2000
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Total
Revenues	$22,987	$11,376	$6,525	$371	$314	$41,573
Costs and expenses:
Cost of sales and operating expense	11,837	2,130	2,420	—	110	16,497
Selling, general and administrative	5,704	2,909	5,471	467	119	14,670
Depreciation and amortization	5,830	2,937	2,972	91	54	11,884

Operating income (loss)	(384)	3,400	(4,338)	(187)	31	(1,478)
Other income (expense)	(927)	(150)	(1,159)	—	(75)	(2,311)
Interest expense	(562)	(572)	(1,168)	(11)	—	(2,313)

Net income (loss)	(1,873)	2,678	(6,665)	(198)	(44)	(6,102)

Capital expenditures	1,430	4,719	2,892	—	—	9,041
Equity in income (losses) of unconsolidated investees	(1,589)	1,658	(5,497)	(537)	(543)	(6,508)

5. Long-term Debt

      For a description of the terms of the Company's Senior Discount Notes, see Note 6 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Snapper

        On November 11, 1998, Snapper entered into a Loan and Security Agreement with the lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and also for working capital purposes. The Snapper loan matures in November 2003 (subject to automatic one-year renewals unless either party elects to terminate), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreased to $66.0 million on March 1, 2001, to $60.0 million on April 1, 2001 and decreased to $55.0 million on July 1, 2001. On February 1, 2002, the Snapper Loan Agreement was amended and the revolving facility was increased to $65.0 million. The $65.0 million level is in effect from December 1 of each year through March 31 the following year. Effective April 1 of each year, the revolving credit facility decreases to $60.0 million and remains through June 30 of that year. Then on July 1, the revolving credit facility decreases to $55.0 million and remains at that level through November 30 of each year.

        In April 2002, the Company determined that it is possible that Snapper will not be in compliance with all its financial covenants during the next four calendar quarters. Accordingly, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $53.3 million as a current liability.

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

6. Change in Basis of Presentation

        As previously disclosed in Note 14 to the Company's financial statements for the year ended December 31, 2001, issues have been raised about the Company's control of Roscomm Limited, a Guernsey company ("Roscomm") through which the Company owns a 10% stake in Teleport-TP, and about the Company's control of Roscomm's ownership interest in Teleport-TP. An individual who was a former minority shareholder in Technocom and its subsidiaries at the time of the September 1999 merger of the Company and PLD Telekom, Inc. (at which time, the Company increased its ownership interest in Technocom to 100%), and who undertook at the time of the merger, in exchange for compensation, to resign from all positions at Technocom (through which the Company holds part of its interest in Teleport-TP) and its subsidiaries, including Roscomm, retained the position of sole director of Roscomm following the merger, and continues to retain that position. The individual has recently claimed that, in his capacity as sole director of Roscomm, he pledged Roscomm's 10% interest in Teleport-TP to a Panamanian company (believed to be related to the individual) as security for payment of certain financial obligations he created between Teleport-TP and the Panamanian company.

        The Company believes that the individual in question not only has wrongfully occupied the position of sole director of Roscomm Limited in violation of the 1999 agreement, but that the alleged pledge of Roscomm's 10% interest in Teleport-TP represents self-dealing and is invalid and unenforceable under applicable law. Negotiations with the individual failed to result in a solution acceptable to the Company. Therefore, in April 2002, the Company caused Technocom to commence an action in the Guernsey courts for an order removing this individual as a director of Roscomm and for other relief. The court has issued an interim order affirming the Company's position, subject to further review in a full adversarial hearing and, possibly, a full trial on merits.

        The Company believes that it retains the legal right to control Roscomm (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP. However, on April 26, 2002, the Company became aware that certain unauthorized cash disbursements aggregating $0.3 million that benefited the Panamanian company referred to above occurred at

Teleport-TP during the last few days of March 2002. The Company has determined that such transactions provide no economic benefit to either Teleport-TP or the Company. Based on these events, management has concluded that it may not be able to control the day-to-day business affairs of Teleport-TP until these issues are resolved. Accordingly, effective March 31, 2002, the Company no longer accounts for the results of operations of Teleport-TP on a consolidated basis, but does so using the equity method of accounting.

        Summarized results of operations of the Company's consolidated financial statements and proforma results of operations of the Company with Teleport-TP unconsolidated as of all periods presented are as follows (in thousands):

	As Presented	Proforma	As Presented	Proforma
	March 31, 2002		March 31, 2001
Revenues	$65,537	$58,169	$85,093	$77,606

Cost of sales and operating expenses	32,931	27,343	45,305	40,674
Selling, general and administrative	33,206	32,060	34,243	33,169
Depreciation and amortization	9,077	8,501	15,758	12,121

Operating loss	(9,677)	(9,735)	(10,213)	(8,358)

Equity in income (losses) of unconsolidated investees	510	455	(6,508)	(8,365)
Minority interest	(757)	(757)	(91)	(91)
Net loss	$(17,175)	$(17,175)	$(26,337)	$(26,337)

        Summarized balance sheet information of the Company's consolidated financial statements and proforma balance sheet information of the Company as if Teleport-TP had been unconsolidated as of December 31, 2001 are as follows (in thousands):

	As Presented	Proforma
	December 31, 2001
Current assets	$144,575	$130,995
Investments in and advances to business ventures	104,239	114,910
Property, plant and equipment, net	125,885	123,243
Goodwill	54,770	54,648
Intangible assets, net	36,194	31,661
Other assets	4,058	3,918

Total assets	$469,721	$459,375

Current liabilities	$134,964	$124,618
Total liabilities	347,716	337,370
Minority interest	31,229	31,229
Total stockholders' equity	90,776	90,776

Total liabilities and stockholders' equity	$469,721	$459,375

7. Stockholders' Equity

Preferred Stock

        There are 70.0 million shares of preferred stock authorized of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, of which 4.1 million shares were outstanding as of March 31, 2002 and December 31, 2001. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of March 31, 2002, total dividends in arrears are $15.0 million.

8. Earnings Per Share of Common Stock

        Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three months ended March 31, 2002 and 2001, the Company had losses from continuing operations.

        At March 31, 2002 and 2001, the Company had potentially dilutive shares of common stock of 24.8 million.

9. Business Segment Data

        The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

        The Communications Group operations provide the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television; (iv) radio broadcasting and (v) China e-commerce and other.

        Snapper manufactures Snapper® brand premium priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

        The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss), which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

9. Business Segment Data (Continued)

        The Company's segment information is set forth as of and for the three months ended March 31, 2002, and 2001 in the following tables (in thousands):

Three months ended March 31, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$22,371	$2,488	$3,584	$5,345	$—	$31,539	$210	$65,537
Cost of sales	10,281	756	721	8	—	21,350	(185)	32,931

Gross margin (1)	12,090	1,732	2,863	5,337	—	10,189	395	32,606
Selling, general and administrative	5,759	1,606	2,067	4,600	1,249	8,771	9,154	33,206
Depreciation and amortization	3,521	309	1,014	402	57	1,100	2,674	9,077

Operating income (loss)	2,810	(183)	(218)	335	(1,306)	318	(11,433)	(9,677)
Equity in income (losses) of unconsolidated investees (2)	(1,245)	2,337	(582)	—	—	—	—	510
Foreign currency loss							(467)	(467)
Minority interest							(757)	(757)
Interest expense							(5,926)	(5,926)
Interest income							360	360
Other income							601	601
Income tax expense							(1,819)	(1,819)

Loss from operations before cumulative effect of a change in accounting principle								$(17,175)

Capital expenditures								$3,689

Assets at March 31, 2002								$458,784

Note 1:  Gross margin does not include an allocation of network and other depreciation and amortization.

Note 2:  Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Three months ended March 31, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$21,475	$3,030	$3,318	$4,490	$325	$51,938	$517	$85,093
Cost of sales	7,986	1,035	1,396	44	227	34,136	481	45,305

Gross margin (1)	13,489	1,995	1,922	4,446	98	17,802	36	39,788
Selling, general and administrative	7,035	1,926	2,086	3,105	1,992	11,841	6,258	34,243
Depreciation and amortization	4,321	1,194	1,718	503	258	1,339	6,425	15,758

Operating income (loss)	2,133	(1,125)	(1,882)	838	(2,152)	4,622	(13,994)	(10,213)
Equity in income (losses) of unconsolidated investees (2)	(1,589)	1,658	(5,497)	(537)	(543)	—	—	(6,508)
Foreign currency loss							(334)	(334)
Minority interest							(91)	(91)
Interest expense							(6,168)	(6,168)
Interest income							1,648	1,648
Other income							30	30
Income tax expense							(2,338)	(2,338)

Loss from operations before cumulative effect of a change in accounting principle								$(23,974)

Capital expenditures								$6,063

Assets at March 31, 2001								$724,639

        Information about the Communications Group's operations in different geographic locations for the three months ended March 31, 2002 and 2001 and as of March 31, 2002 and December 31, 2001 is as follows (in thousands):

	Revenues		Assets
Country
	2002	2001	2002	2001
CIS
Russia	$25,568	$24,490	$202,637	$222,385
Kazakhstan	2,488	3,030	14,338	15,581
Georgia	611	584	32,553	30,923
All other CIS	741	803	12,622	8,200
Eastern Europe
Romania	1,601	1,516	10,171	10,289
Hungary	1,296	1,123	5,815	5,964
All other Eastern Europe	1,353	991	5,002	7,933
People's Republic of China	—	209	1,464	1,549
Other	130	—	1,707	1,708

	$33,788	$32,638	$286,309	$305,532

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

10. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

        The total allowance for doubtful accounts at March 31, 2002 and December 31, 2001 was $3.0 million and $4.6 million, respectively.

Inventories

        Inventories consist of the following as of March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001
Snapper:
Finished goods, net	$56,658	$55,344
Raw materials	5,801	5,517

	62,459	60,861

Telecommunications:
Telephony	2,698	2,636
Other	335	281

	3,034	2,917

	$65,492	$63,778

Interest Expense

        Interest expense includes amortization of debt discount of $5.3 million and $4.8 million for the three months ended March 31, 2002 and 2001, respectively.

11. Commitments and Contingencies

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at March 31, 2002 are summarized as follows (in thousands):

Credit line commitments	$39,900
Snapper-Textron floor plan repurchase obligations	31,700
Snapper floor plan guarantee	20,400
Snapper credit line guarantee	15,000
Loan guarantees	8,800
Non-cancelable purchase agreements	7,000
Capital commitments	5,800
Put agreements	1,700

$130,300

        The Company has recorded a liability of $3.4 million for its obligations under the loan guarantees.

        Credit Line Commitments.    Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into credit agreements with its business ventures and subsidiaries, of which $39.9 million in funding obligations remain at March 31, 2002. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

        Snapper-Textron Floor Plan Repurchase Obligations.    On August 24, 2001, Snapper signed a three-year agreement with Textron, whereby Textron will make available floor plan financing to the dealers of Snapper's products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, if a dealer defaults in payment, Textron generally can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of March 31, 2002, Snapper had agreed to indemnify $1.2 million under this provision. At March 31, 2002, there was $31.7 million outstanding under this floor plan financing arrangement. The Company has not guaranteed Snapper's payment obligations under this arrangement.

        Snapper Floor Plan Guarantee.    Snapper had an agreement with a financial institution, which made available floor plan financing to dealers of Snapper's products. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not sold to another dealer. At March 31, 2002 there was approximately $20.4 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

        Snapper Credit Line Guarantee.    The Company has guaranteed Snapper's indebtedness under its primary credit facility up to $15.0 million. The consolidated financial statements include amounts outstanding under Snapper's facility totaling $53.3 million at March 31, 2002.

        Magticom.    The Communications Group's Georgian GSM business venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $25.0 million. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. At March 31, 2002, there was $5.4 million outstanding under this financing agreement. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola.

        Tyumenruskom.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At March 31, 2002, there was $3.4 million outstanding under this financing arrangement.

        Non-cancelable purchase agreements.    Snapper has entered into various manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of March 31, 2002, non-cancelable commitments under these agreements amounted to approximately $7.0 million.

        Capital commitments.    The Company's majority-owned subsidiary is committed to funding the three Chinese business ventures to their registered charter capital. Amounts still due under these capital commitments totals $5.8 million at March 31, 2002.

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

        Caspian American Telecommunications.    The Communication Group owns a 74.1% interest in Omni Metromedia Caspian, Ltd. ("OMCL"), a company that owns 50% of Caspian American Telecommunications ("CAT") a business venture in Azerbaijan. OMCL has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expense subject to concurrence with CAT's business plans. At December 31, 2000, $23.7 million of the commitment remains available to CAT subject to concurrence with the CAT business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to OMCL and to lend up to $36.5 million, subject to the jointly approved business plan. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements. As part of the original transaction, the Communications Group sold participations totaling 19.5% in the $36.5 million loan commitment, which requires the purchasers to provide the Communications Group 19.5% of the funds to be provided under the loan agreement and entitles them to 19.5% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participations in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided the purchasers the right to put their ownership interest of 19.5% and in OMCL to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by their percentage ownership interest.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement in the amount of $1.3 million, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserted that his termination was without cause and that he is entitled to the compensation provided for in his employment agreement. In May 2002, the arbitrators issued a decision awarding the former employee $1.5 million in damages (and pre-judgement interest) and reserved as to whether to award attorneys' fees to the former employee. Such amounts have been accrued as of March 31, 2002. The Company is evaluating its legal options at this time.

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

        The Company is involved in various legal and regulatory proceedings including potential liabilities relative to shareholders in RDM Sports Group, Inc. (a former equity investment of the Company), which filed for relief under Chapter 11 of the Bankruptcy Code in 1997. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings, including those noted in the preceding paragraph, will not have a material effect on the Company's consolidated financial position and results of operations.

12. Related Party Transactions

        The Company entered into a Consulting Services Agreement with Metromedia Company for the provision by Metromedia Company to the Company of certain consulting services on an hourly basis as requested by the Company. The services provided by Metromedia Company pursuant to the agreement have been provided as requested by us and have been invoiced to us at agreed-upon hourly rates. There is no minimum required level of services. We are also obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement.

        Prior to December 31, 2001, the Company paid a fixed management fee to Metromedia Company for certain general and administrative services provided by Metromedia personnel.

        Fees charged by Metromedia Company under these agreements amounted to $0.5 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively.

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

Liquidity Issues

        As of March 31, 2002 and April 30, 2002, the Company had $7.3 million and $6.1 million, respectively, in cash at its headquarters level. Based on the Company's current existing cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources will not be sufficient, without external funding or cash proceeds from asset sales or a combination of both, to pay the September 30, 2002 interest payment on its 10 1/2% Senior Discount Notes. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007.

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

        During 2001, Snapper was not in compliance with all of its financial covenants under its primary credit facility. Snapper's indebtedness under that facility is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of certain events). The lender under that facility on March 20, 2002 waived any event of default arising from such noncompliance through December 31, 2001 and Snapper was in compliance with all of its financial covenants through March 31, 2002. However, since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $53.3 million as a current liability. The Company may be required to seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

        Should Snapper fail to be in compliance with the financial covenants under its primary bank credit facility and not obtain a waiver or amendment to the credit facility, it could impair our ability to dispose of Snapper, and, if the lenders under that credit facility elect to accelerate repayment of Snapper's indebtedness, could result in a default under the indenture for the Senior Discount Notes, and could materially and adversely affect our results of operations. In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the independent dealer floor plan financing agreement, which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing.

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

The Communications Group

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

        The Communications Group has historically been dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its business ventures. Many of the Communications Group's business ventures operate or invest in business operations, such as cable television, fixed telephony and cellular telecommunications, that require significant capital investment in order to construct, develop and maintain operational systems and market their services. The Communications Group's business ventures capital expenditure programs anticipate aggregate cash outlays of $47.6 million throughout the rest of 2002 in order to meet their respective business plans.

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

        China e-commerce.    The Company has funded its majority-owned subsidiary Metromedia China ("MCC") under a credit agreement, and MCC has used the proceeds of these loans principally to fund its investments in business ventures in China. At March 31, 2002, MCC owed $16.4 million to the Company under this credit agreement (including accrued interest). MCC currently operates three Chinese application service provider business units (Huaxia, Clarity and MHIS). MCC formerly operated an information content and web services business (Twin Poplars/66cities.com Co., Ltd.) and several telecommunications business ventures in China.

        The Company is exploring other means to finance these business operations, which may include the raising of capital from current shareholders of MCC or other private investors, or the sale of the operations. However, the Company can make no assurances that alternative sources of funding will be obtained for these business operations.

        As of March 31, 2002, the Communications Group had unfunded commitments to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $45.7 million. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the business venture's business plan. To the extent that the Communications Group does not approve a business venture's business plan, the Communications Group is not required to provide funds to that business venture under the credit line.

        The Communications Group's ability to meet its operational funding requirements and anticipated capital expenditures programs are dependent upon the availability of self-generated cash flows, as well as funding from the Company.

        Former PLD Businesses.    The business ventures acquired through the acquisition of PLD Telekom have been able to pay for capital expenditures and operating expenses with internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is the Company or MITI specifically obligated to provide capital to these business ventures.

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

        Snapper entered into a loan and security agreement with the lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and up to a $65.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company, up to $10.0 million (increasing to $15.0 million on the occurrence of specified events).

        Since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $53.3 million as a current liability. The Company may be required to seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

        If, in the future, Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under its floor plan financing agreement, which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing. The agreements governing the initial and amended Loan and Security Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 2002, Snapper's outstanding liability for its term loans and line of credit was $53.3 million.

Senior Discount Notes

        In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") in exchange for PLD Telekom's then outstanding senior discount notes and convertible subordinated notes. The Senior Discount Notes did not accrue cash interest before March 30, 2002. As of April 1, 2002, holders of the Senior Discount Notes are due interest at the rate of 10 1/2% per year, payable semi-annually in cash. The Company is attempting to restructure its obligations relating to the Senior Discount Notes. The Senior Discount Notes are general senior unsecured obligations of the Company, rank senior in right of payment to all existing and future subordinated indebtedness of the Company, rank equal in right of payment to all existing and future senior indebtedness of the Company and will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries, whether or not secured.

        The Senior Discount Notes are redeemable at the sole option of the Company only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption. Upon the occurrence of a change of control of the Company (as such term is defined in the indenture for the Senior Discount Notes (the "Indenture")), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase. The Indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

Convertible Preferred Stock

        The Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock in 1997, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of March 31, 2002, total dividends in arrears were $15.0 million. If the Company does not pay the dividend on the preferred stock for six consecutive quarters (after the quarterly dividend period ended September 15, 2002 if no dividends are paid for any earlier quarterly dividend periods in 2002), holders of the preferred stock would have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

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

        The Company currently anticipates that its 2002 corporate overhead costs will range from approximately $25.0 million to $30.0 million, depending upon the Company's ability to execute its current strategy to reduce its expenditures. As of March 31, 2002, the Company's year-to-date corporate overhead costs were $9.2 million, of which $5.1 million was paid in cash during the quarter. An estimate of such corporate overhead costs of $8.4 million was included in the Company's annual report as filed on Form 10-K. Subsequent to filing the Form 10-K, management determined that certain additional accruals were required to present the financial results of operations for the quarter ended March 31, 2002 in accordance with accounting principles generally accepted in the United States. However, management continues to believe that its estimate for 2002 corporate overhead costs will fall within the range discussed above.

        Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit as to which it can reduce its corporate cost structure to without losing its ability to provide the appropriate level of management oversight.

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at March 31, 2002 are summarized as follows (in thousands):

Credit line commitments	$39,900
Snapper-Textron floor plan repurchase obligations	31,700
Snapper floor plan guarnatee	20,400
Snapper credit line guarantee	15,000
Loan guarantees	8,800
Capital commitments	5,800
Put agreements	1,700

$130,300

        For further information regarding the nature of these contingent liabilities, see Note 11 to the Company's unaudited consolidated condensed financial statements contained herein.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement in the amount of $1.3 million, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserted that his termination was without cause and that he is entitled to the compensation provided for in his employment agreement. In May 2002, the arbitrators issued a decision awarding the former employee $1.5 million in damages (and pre-judgement interest) and reserved as to whether to award attorneys' fees to the former employee. Such amounts have been accrued as of March 31, 2002. The Company is evaluating its legal options at this time.

Discussion of Changes in Financial Position

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Cash Flows from Operating Activities

        Cash used in operating activities for the quarter ended March 31, 2002 was $8.1 million, a decrease in cash used in operating activities of $7.5 million from the same period in the prior year. Non-cash items decreased in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, principally as a result of a reduction in depreciation and amortization expense of $6.7 million. This was principally due to the adoption of SFAS No. 142. We anticipate that depreciation and amortization will be consistent for the remainder of fiscal year 2002. In addition, the Company recorded a non-cash charge of $2.4 million in the quarter ended March 31, 2001, due to the adoption of EITF No. 01-9.

        Changes in operating assets and liabilities for the quarter ended March 31, 2002 resulted in cash outflows of $5.5 million, principally as a result of an increase of $7.4 million in accounts receivable and a $1.7 million increase in inventories offset by a reduction of $2.7 million of accounts payable and accrued expenses. Changes in operating assets and liabilities for the quarter ended March 31, 2001 resulted in cash outflows of $18.7 million, principally as a result of an increase of $17.7 million in accounts receivable, a $2.1 million increase in inventories and an increase of $1.7 million of accounts payable and accrued expenses.

Cash Flows from Investing Activities

        Cash used in investing activities for the quarter ended March 31, 2002 amounted to $2.9 million as compared to $7.6 million cash used in investing activities for the quarter ended March 31, 2001. This change is principally due to the reductions in purchases of property, plant and equipment during the current year. In addition, the Company purchased an additional equity interest in one of its subsidiaries in the first quarter of 2001, which resulted in cash outflows of $2.1 million.

Cash Flows from Financing Activities

        Cash provided by financing activities was $6.9 million for the quarter ended March 31, 2002 as compared to $8.8 million for the same period in the prior year. The reduction in use of cash in 2002 was due to a $3.8 million reduction in the preferred dividends paid and a reduction of $2.2 million for debt repayments. In the first quarter of 2002, the Company borrowed an additional $7.6 million (principally draws on the Snapper credit line) while additional borrowings in the first quarter of 2001 were $15.3 million.

Results of Operations

        The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

Communications Group

Overview

        The Communications Group has operations in Eastern Europe and the Commonwealth of Independent States ("CIS") and e-commerce related businesses in China. The Communications Group provides the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television; (iv) radio broadcasting and (v) China e-commerce and other.

        The Company continues to focus its growth strategy on opportunities in communications businesses. The constantly changing technologies involved in the Communications Group's telephony and cable businesses, and the relationship of each business to Internet access has provided the Company with new opportunities.

        The Communications Group's consolidated revenues represented 52% and 39% of the Company's total revenues for the three months ended March 31, 2002 and 2001, respectively.

Snapper

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

Segment Information

        The following tables set forth operating results for the three months ended March 31, 2002 and 2001, for the Company's Communications Group and Snapper.

Segment Information
Three months ended March 31, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$22,371	$2,488	$3,584	$5,345	$—	$31,539	$210	$65,537
Cost of sales	10,281	756	721	8	—	21,350	(185)	32,931

Gross margin (1)	12,090	1,732	2,863	5,337	—	10,189	395	32,606
Selling, general and administrative	5,759	1,606	2,067	4,600	1,249	8,771	9,154	33,206
Depreciation and amortization	3,521	309	1,014	402	57	1,100	2,674	9,077

Operating income (loss)	2,810	(183)	(218)	335	(1,306)	318	(11,433)	(9,677)

Unconsolidated Business Ventures
Revenues	$21,093	$13,202	$6,363	$—	$—	$—	—	—
Cost of sales	10,932	1,927	1,327	—	—	—	—	—

Gross margin	10,161	11,275	5,036	—	—	—	—	—
Selling, general and administrative	5,371	2,406	3,301	—	—	—	—	—
Depreciation and amortization	5,612	3,749	1,880	—	—	—	—	—

Operating income (loss)	(822)	5,120	(145)	—	—	—	—	—
Net income (loss)	(1,431)	5,032	(1,467)	—	—	—	—	—
Equity in income (losses) of unconsolidated investees (2)	(1,245)	2,337	(582)	—	—	—	—	510
Foreign currency loss							(467)	(467)
Minority interest							(757)	(757)
Interest expense							(5,926)	(5,926)
Interest income							360	360
Other income							601	601
Income tax expense							(1,819)	(1,819)

Net loss								$(17,175)

Note 1:  Gross margin does not include an allocation of network and other depreciation and amortization.

Note 2:  Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Three months ended March 31, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$21,475	$3,030	$3,318	$4,490	$325	$51,938	$517	$85,093
Cost of sales	7,986	1,035	1,396	44	227	34,136	481	45,305

Gross margin (1)	13,489	1,995	1,922	4,446	98	17,802	36	39,788
Selling, general and administrative	7,035	1,926	2,086	3,105	1,992	11,841	6,258	34,243
Depreciation and amortization	4,321	1,194	1,718	503	258	1,339	6,425	15,758

Operating income (loss)	2,133	(1,125)	(1,882)	838	(2,152)	4,622	(13,994)	(10,213)

Unconsolidated Business Ventures
Revenues	$22,987	$11,376	$6,525	$371	$314	$—	$—	—
Cost of sales	11,837	2,130	2,420	—	110	—	—	—

Gross margin	11,150	9,246	4,105	371	204	—	—	—
Selling, general and administrative	5,704	2,909	5,471	467	119	—	—	—
Depreciation and amortization	5,830	2,937	2,972	91	54	—	—	—

Operating income (loss)	(384)	3,400	(4,338)	(187)	31	—	—	—
Net income (loss)	(1,873)	2,678	(6,665)	(198)	(44)	—	—	—
Equity in income (losses) of unconsolidated investees (2)	(1,589)	1,658	(5,497)	(537)	(543)	—	—	(6,508)
Foreign currency loss						—	(334)	(334)
Minority interest						—	(91)	(91)
Interest expense							(6,168)	(6,168)
Interest income							1,648	1,648
Other income							30	30
Income tax expense							(2,338)	(2,338)
Cumulative effect of a change in accounting principle							(2,363)	(2,363)

Net loss								$(26,377)

Results of Operations—Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

COMMUNICATIONS GROUP

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $0.9 million to $22.4 million for the quarter ended March 31, 2002 as compared to $21.5 million for the quarter ended March 31, 2001. This increase was primarily attributable to PeterStar and BCL.

        Revenues at PeterStar increased by $0.7 million to $12.6 million for the quarter ended March 31, 2002 as compared to $11.9 million for the quarter ended March 31, 2001. This increase in revenues is due to growth in underlying business and residential services revenue. Revenues at Baltic Communications Ltd. ("BCL") increased by $0.3 million to $1.9 million for the quarter ended March 31, 2002 as compared to $1.6 million for the quarter ended March 31, 2001. Revenues at Technocom remained flat at $7.6 million. Substantially all of the revenues in Technocom are attributable to its subsidiary, Teleport-TP. Teleport-TP revenues will not be included in the Company's consolidated revenues subsequent to March 31, 2002, as the Company will no longer consolidate the results of Teleport-TP. Until certain control issues are resolved, the results of Teleport-TP will be included in the results of operations of equity investees.

        Gross margin.    Fixed telephony gross margin decreased by $1.4 million to $12.1 million for the quarter ended March 31, 2002 as compared to $13.5 million for the quarter ended March 31, 2001. This decrease is principally due to a decrease in gross margin at Technocom and PeterStar.

        Gross margin at Technocom decreased by $1.2 million to $1.9 million for the quarter ended March 31, 2002 as compared to $3.1 million for the quarter ended March 31, 2001. This decrease was due principally to the decrease in margins associated with long distance traffic settlement. Gross margin at PeterStar decreased by $0.5 million. This decrease, despite an increase in revenues, is due to a higher percentage of lower margin business. BCL experienced growth in revenues of $0.3 million without a significant increase in costs.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $1.2 million to $5.8 million for the quarter ended March 31, 2002 as compared to $7.0 million for the quarter ended March 31, 2001. This decrease was principally the result of decreases at PeterStar of $0.8 million, due to management fees and staff reductions.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $0.8 million to $3.5 million for the quarter ended March 31, 2002 as compared to $4.3 million for the quarter ended March 31, 2001. This decrease is principally related to the reduced depreciation of $1.2 million at Teleport-TP due to the impairment of certain fixed assets recorded in the fourth quarter of the year ended December 31, 2001 partially offset by depreciation of fixed assets placed in service at Teleport-TP and PeterStar during 2001.

        Operating income.    Fixed telephony operating income increased by $0.7 million to $2.8 million for the quarter ended March 31, 2002 as compared to $2.1 million for the quarter ended March 31, 2001. This increase was due to the changes discussed above.

Wireless Telephony

        Revenues.    Wireless telephony revenues decreased by $0.5 million to $2.5 million for the quarter ended March 31, 2002 as compared to $3.0 million for the quarter ended March 31, 2001. This decrease in revenues is due to increased competition at ALTEL from two GSM competitors. While the subscriber base at ALTEL is increasing, the increases are primarily from lower usage prepaid subscribers.

        Gross margin.    Wireless telephony gross margin decreased $0.3 million to $1.7 million for the quarter ended March 31, 2002 as compared to $2.0 million for the quarter ended March 31, 2001. This decrease is due principally to the reduction in ALTEL revenues partially offset by an improvement in gross margin percentage.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $0.3 million to $1.6 million for the quarter ended March 31, 2002 as compared to $1.9 million for the quarter ended March 31, 2001. This decrease is principally related to management efforts to contain costs in line with the reductions in revenue.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense decreased by $0.9 million to $0.3 million for the quarter ended March 31, 2002 as compared to $1.2 million for the quarter ended March 31, 2001. This decrease is due to the reduced depreciation of $0.8 million at ALTEL due to the impairment of certain fixed assets recorded in the fourth quarter of the year ended December 31, 2001.

        Operating loss.    Wireless telephony operating loss decreased by $0.9 million to $0.2 million for the quarter ended March 31, 2002 as compared to $1.1 million for the quarter ended March 31, 2001. This decrease is principally due to the reduction in depreciation and amortization and the reduced revenues offset by savings in selling, general and administrative expenses.

Cable Television

        Revenues.    Cable television revenues increased by $0.3 million to $3.6 million for the quarter ended March 31, 2002 as compared to $3.3 million for the quarter ended March 31, 2001. This increase in revenues is due principally to an increase in revenues of $0.1 million at both Arkhangelsk and Romsat TV.

        Revenues at Arkhangelsk increased primarily due to increases in subscriber numbers and rates derived from the upgrade of a portion of the cable television network. Revenues at Romsat TV increased principally due to rate increases.

        Gross margin.    Cable television gross margin increased by $1.0 million to $2.9 million for the quarter ended March 31, 2002 as compared to $1.9 million for the quarter ended March 31, 2001. This increase is due principally to increases in gross margin at Romsat TV, Ayety-TV and Arkhangelsk.

        Gross margin at Romsat TV and Ayety-TV increased by $0.2 million and $0.1 million, respectively, primarily due to decreases in the cost of sales as a result of certain accruals recorded in 2001. Gross margin at Arkhangelsk increased by $0.1 due to the increases in revenues, without a corresponding increase in costs.

        Selling, general and administrative.    Cable television selling, general and administrative expenses remained flat at $2.1 million for March 31, 2002 and 2001.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.7 million to $1.0 million for the quarter ended March 31, 2002 as compared to $1.7 million for the quarter ended March 31, 2001. Such decrease is due to certain fixed assets at Romsat TV and Ayety-TV becoming fully depreciated.

        Operating loss.    Cable television operating loss decreased by $1.7 million to $0.2 million for the quarter ended March 31, 2002 as compared to $1.9 million for the quarter ended March 31, 2001. This decrease is due principally to improvements in operating results at Romsat TV, Ayety-TV and Sun TV.

        Operating results at Romsat TV improved from a loss of $0.3 million for the quarter ended March 31, 2001 to an operating income of $0.2 million for the quarter ended March 31, 2002. This is due principally to increases in gross margin and reductions in depreciation and amortization and operating expenses. Operating losses at Ayety-TV decreased by $0.2 million to $0.2 million for the quarter ended March 31, 2002 principally due to a reduction in depreciation and amortization expenses. Operating results at Sun TV improved from break even for the quarter ended March 31, 2001 to an operating income of $0.1 million for the quarter ended March 31, 2002. This increase is due principally to an improvement in margins despite flat revenues.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $0.8 million to $5.3 million for the quarter ended March 31, 2002 as compared to $4.5 million for the quarter ended March 31, 2001. This increase in revenues is due principally to increases in revenue at Trio and Juventus.

        Revenues at Trio increased by $0.4 million for the quarter ended March 31, 2002 due to the consolidation of Trio Radio's results from September 2001. Revenues at Juventus increased by $0.2 million to $1.3 million for the quarter ended March 31, 2002 as compared to $1.1 million for the quarter ended March 31, 2002.

        Selling, general and administrative.    Radio selling, general and administrative expenses increased by $1.5 million to $4.6 million for the quarter ended March 31, 2002 as compared to $3.1 million for the quarter ended March 31, 2001. This increase is principally due to increases at Juventus and Oy Metromedia Finland Ab.

        Selling, general and administrative at Juventus increased by $0.6 million to $1.6 million for the quarter ended March 31, 2002 as compared to $1.0 million for the quarter ended March 31, 2001. This increase is due to increases in license fees combined with increases in operating expenses associated with the acquisitions completed during 2001. Selling, general and administrative at P4 Finnn Radio increased by $0.6 million to $0.6 million for the quarter ended March 31, 2002 as compared to $0.0 million for the quarter ended March 31, 2001. This increase is due to the acquisition of Oy Metromedia Finland Ab during the year 2001 and as such the results of Oy Metromedia Finland Ab were not included in the quarter ended March 31, 2001.

        Depreciation and amortization.    Radio depreciation and amortization expense decreased by $0.1 million to $0.4 million for the quarter ended March 31, 2002 as compared to $0.5 million for the quarter ended March 31, 2001.

        Operating income.    Radio operating income decreased by $0.5 million to $0.3 million for the quarter ended March 31, 2002 as compared to $0.8 million for the quarter ended March 31, 2001. This increase is due to Juventus and Oy Metromedia Finland Ab.

        Operating loss at Juventus increased by $0.4 million to $0.5 million for the quarter ended March 31, 2002 as compared to $0.1 million for the quarter ended March 31, 2001. This increase in operating loss is due principally to the increase in selling, general and administrative expenses. Operating loss at Oy Metromedia Finland Ab increased by $0.6 million to an operating loss of $0.6 million for the quarter ended March 31, 2002 as compare to nil operating income for the quarter ended March 31, 2001. This increase in operating loss is due to the results of Oy Metromedia Finland Ab being consolidated from the second quarter 2001 and was therefore not included in the results of operations for the quarter ended March 31, 2001.

China e-commerce and Others

        Revenues.    China e-commerce operations revenues decreased by $0.3 million to nil for the quarter ended March 31, 2002 as compared to $0.3 million for the quarter ended March 31, 2001. Such reduction is a result of the Company disposing of its 66 cities business in the fourth quarter of 2001.

        Gross Margin.    China e-commerce operations gross margin decreased $0.1 million to nil for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

        Selling, general and administrative.    China e-commerce operations selling, general and administrative expenses decreased by $0.8 million to $1.2 million for the quarter ended March 31, 2002 as compared to $2.0 million for the quarter ended March 31, 2001.

        Depreciation and amortization.    China e-commerce operations depreciation and amortization expense decreased $0.2 million to $0.1 million for the quarter ended March 31, 2002 as compared to $0.3 million for the quarter ended March 31, 2001.

        Operating loss.    The operating loss decreased by $0.9 million to $1.3 million for the quarter ended March 31, 2002 as compared to $2.2 million for the quarter ended March 31, 2001.

SNAPPER

        Revenues.    Snapper's 2002 first quarter sales were $31.5 million as compared to $51.9 million in 2001. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. The decrease in revenues for the first quarter of 2002 compared to the same period for 2001 is primarily due to $14.2 million in additional sales to Wal-Mart during 2001, which represented the products for the roll-out of the Wal-Mart distribution channel. Parts and accessories sales were $2.0 million lower during the first quarter of 2002 compared to the same period in 2001 reflecting dealer caution and a weak economy. Snow thrower sales and utility vehicle sales were both $1.4 million lower during 2002 reflecting unfavorable weather conditions and new product roll-out in the first quarter of 2001, respectively.

        Gross margin.    Gross margin in 2002 was $10.2 million versus $17.8 million in 2001. The lower gross margin in 2002 was due to lower sales noted above. In addition, gross margins in 2002 decreased from 34% in 2001 to 32% in 2002 due to reduced plant production in order to continue reducing inventory levels in the field and at the plant.

        Selling, general and administrative.    Selling, general and administrative expenses were $8.8 million in 2002 as compared to $11.8 million in 2001. 2002 expenses were lower primarily due to $0.6 million lower distribution costs based on lower sales volume, $0.6 million lower commissions paid to distributors and agents due to reduced sales and due to two less distributors in 2002 as compared to 2001, $0.4 million lower bonus accruals due to lower sales and operating profit than 2001 and $0.2 million reductions in advertising costs for Wal-Mart due to initial start-up costs incurred in 2001. The remaining reduction of $1.2 million in 2002 expenses were due to across the board expense control measures in place to offset sales shortfalls.

        Operating income.    Operating income was $0.3 million in 2002 as compared to $4.6 million in 2001. 2002 operating income decreases were due to lower sales and lower gross margins as noted above.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and joint venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level increased from $6.3 million in the quarter ended March 31, 2001 to $9.2 million for the quarter ended March 31, 2002. This is principally due to an increase in accruals for current litigation, estimated arbitration settlement with a former employee and legal and accounting costs incurred during the first quarter of 2002. Such increases were offset by the reduction in the Company's management fee with Metromedia Company.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $6.4 million in the quarter ended March 31, 2001 to $2.7 million for the quarter ended March 31, 2002. This principally related to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level.

        Interest expense.    Interest expense for the quarter ended March 31, 2002 decreased by $0.3 million to $5.9 million for the quarter ended March 31, 2001 as compared to $6.2 million for the quarter ended March 31, 2001. The decrease in interest was principally due to lower interest rates and lower loan balances on Snapper's debt, partially offset by higher amortization of discount on the Senior Discount Notes.

        Interest income.    Interest income decreased by $1.2 million to $0.4 million for the quarter ended March 31, 2002 as compare to $1.6 million for the quarter ended March 31, 2001. This decrease is principally due to a decrease in funds at corporate headquarters for the quarter ended March 31, 2002 as compared to the same period in the prior year.

        Equity in income (losses) of unconsolidated investees.    Equity in losses of unconsolidated investees decreased by $7.0 million to an income of $0.5 million for the quarter ended March 31, 2002 as compared to a loss of $6.5 million for the quarter ended March 31, 2001. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Foreign currency loss.    Foreign currency losses increased by $0.2 million to $0.5 million for the quarter ended March 31, 2002 as compared to $0.3 million for the quarter ended March 31, 2001.

        Other income.    Other income increased by $0.6 million to $0.6 million for the quarter ended March 31, 2002 as compared to nil for the quarter ended March 31, 2001.

        Income tax expense.    Income tax expense decreased by $0.5 million to $1.8 million for the quarter ended March 31, 2002 as compared to $2.3 million for the quarter ended March 31, 2001. The income tax expense in 2002 and 2001 is principally from foreign income taxes on PeterStar's operations.

        Minority interest.    Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. Minority interest increased by $0.7 million to $0.8 million for the quarter ended March 31, 2002 as compared to $0.1 million for the quarter ended March 31, 2001. The minority interest amount relates principally to PeterStar's operations.

        Cumulative effect of a change in accounting principle.    The Company adopted the provisions of EITF No. 01-9 effective January 1, 2001. Accordingly, the Company recorded the cumulative effect of adoption as a charge to earnings of $2.4 million. There was no such similar charge in the quarter ended March 31, 2002.

        Net loss.    Net loss decreased by $9.2 million to $17.2 million for the quarter ended March 31, 2002 as compared to $26.4 for the quarter ended March 31, 2001.

RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $1.9 million to $21.1 million for the quarter ended March 31, 2002 as compared to $23.0 million for the quarter ended March 31, 2001. This decrease was principally attributable to revenue declines at Telecom Georgia and at Comstar.

        Revenues at Telecom Georgia decreased by $1.2 million to $4.7 million for quarter ended March 31, 2002 as compared to $5.9 million for quarter ended March 31, 2001. This decrease in revenues is principally due to increased competition and rate declines. Revenues at Comstar decreased by $0.8 million to $16.0 million for the quarter ended March 31, 2002 as compared to $16.8 million for the quarter ended March 31, 2001. This reduction is due to reductions in long distance tariffs offset by increases in data services and line rentals.

        Gross margin.    Fixed telephony gross margin decreased by $1.0 million to $10.2 million for the quarter ended March 31, 2002 as compared to $11.2 million for the quarter ended March 31, 2001. This decrease is principally due to decreases at Comstar and Telecom Georgia.

        Gross margin at Comstar decreased by $0.6 million to $8.6 million for the quarter ended March 31, 2002 as compared to $9.2 million for the quarter ended March 31, 2001. This reduction is principally due to a reduction of sales while fixed network costs remained consistent. Gross margin at Telecom Georgia decreased by $0.4 million to $1.3 million for the quarter ended March 31, 2002 as compared to $1.7 million for the quarter ended March 31, 2001, due to lower rates and increased competition.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $0.3 million to $5.4 million for the quarter ended March 31, 2002 as compared to $5.7 million for the quarter ended March 31, 2001. This decrease was principally the result of decreases in expenses at Telecom Georgia. This decrease was largely as a result of staff reductions in response to the revenue loss.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased to $5.6 million for the quarter ended March 31, 2002 as compared to $5.8 million for the quarter ended March 31, 2001. The reduction in depreciation and amortization is principally due to the goodwill at Telecom Georgia no longer being amortized.

        Operating loss.    Fixed telephony operating loss increased by $0.4 million to $0.8 million for the quarter ended March 31, 2002 as compared to $0.4 million for the quarter ended March 31, 2001. This increase was due principally to Comstar.

        Operating results at Comstar decreased by $0.7 million to a loss of $0.1 million for the quarter ended March 31, 2002 as compared to $0.6 million income for the quarter ended March 31, 2001. This decrease was principally due to the reduction in revenues without a corresponding reduction in selling, general and administrative expenses.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $1.8 million to $13.2 million for the quarter ended March 31, 2002 as compared to $11.4 million for the quarter ended March 31, 2001. This increase was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia.

        Revenues at Magticom increased by $1.7 million to $10.4 million for quarter ended March 31, 2002 as compared to $8.7 million for quarter ended March 31, 2001. This increase in revenues is due to strong growth in the subscriber base.

        Gross margin.    Wireless telephony gross margin increased by $2.1 million to $11.3 million for the quarter ended March 31, 2002 as compared to $9.2 million for the quarter ended March 31, 2001. This increase was due primarily to the increase in gross margin at Magticom.

        Gross margin at Magticom increased by $1.6 million to $9.1 million for the quarter ended March 31, 2002 as compared to $7.5 million for the quarter ended March 31, 2001. This increase is due to the strong revenue growth with fixed costs held relatively constant.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $0.5 million to $2.4 million for the quarter ended March 31, 2002 as compared to

$2.9 million for the quarter ended March 31, 2001. This decrease is principally related to decreased expenses at BELCEL and Magticom.

        Selling, general and administrative expenses at BELCEL decreased by $0.5 million to $0.7 million for the quarter ended March 31, 2002 as compared to $1.2 million for the quarter ended March 31, 2001. This decrease is principally related to certain accruals recorded in 2001, which are not required in 2002. Selling, general and administrative expenses at Magticom decreased by $0.1 million to $1.4 million for the quarter ended March 31, 2002 as compared to $1.5 million for the quarter ended March 31, 2001.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense increased by $0.8 million to $3.7 million for the quarter ended March 31, 2002 as compared to $2.9 million for the quarter ended March 31, 2001. This increase is due principally to Magticom.

        Depreciation and amortization at Magticom increased by $0.9 million to $3.0 million for the quarter ended March 31, 2002 as compared to $2.1 million for the quarter ended March 31, 2001. This increase is principally related to capital expenditures supporting network expansion and increasing subscriber capacity.

        Operating income.    Wireless telephony operating income increased by $1.7 million to $5.1 million for the quarter ended March 31, 2002 as compared to $3.4 million for the quarter ended March 31, 2001. This increase is due to Magticom, Tyumenruskom and BELCEL.

        Operating income at Magticom increased by $0.8 million to $4.7 million for the quarter ended March 31, 2002 as compared to $3.9 million for the quarter ended March 31, 2001. This increase is due to improvements in gross margin, reductions in selling, general and administrative expenses offset partially by additional depreciation expenses relating to capital expenditures. Operating loss at Tyumenruskom decreased by $0.5 million to an operating income of $0.3 million for the quarter ended March 31, 2002 as compared to an operating loss of $0.2 million for the quarter ended March 31, 2001. Operating loss at BELCEL decreased by $0.4 million to an operating income of $0.1 million for the quarter ended March 31, 2002 as compared to an operating loss of $0.3 million for the quarter ended March 31, 2001.

Cable Television

        Revenues.    Cable television revenues decreased by $0.1 million to $6.4 million for the quarter ended March 31, 2002 as compared to $6.5 million for the quarter ended March 31, 2001. This decrease in revenues is due principally to a decrease in revenue from Kamalak TV, on which the Company no longer reports as such venture was abandoned effective December 31, 2001. This decrease is offset by increases in revenue at Kosmos TV and Alma-TV.

        Revenues at Kosmos TV increased by $0.5 million to $1.8 million for the quarter ended March 31, 2002 as compared to $1.3 million for the quarter ended March 31, 2002. Revenues at Alma-TV increased by $0.2 million to $2.0 million for the quarter ended March 31, 2002 as compared to $1.8 million for the quarter ended March 31, 2002.

        Gross margin.    Cable television gross margin increased by $0.9 million to $5.0 million for the quarter ended March 31, 2002 as compared to $4.1 million for the quarter ended March 31, 2001. This increase is primarily related to Kosmos TV and Alma-TV.

        Gross margin at Kosmos TV increased by $0.7 million to $1.5 million for the quarter ended March 31, 2002 as compared to $0.8 million for the quarter ended March 31, 2002, due to certain accruals recorded in 2001 that are no longer required. Gross margin at Alma-TV increased by $0.2 million to $1.7 million for the quarter ended March 31, 2002 as compared to $1.5 million for the quarter ended March 31, 2001.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $2.2 million to $3.3 million for the quarter ended March 31, 2002 as compared to $5.5 million for the quarter ended March 31, 2001. This decrease is principally due to decreases at Kamalak TV, Kosmos TV and Baltcom TV.

        Selling, general and administrative expenses at Kosmos TV decreased by $0.5 million to $1.0 million for the quarter ended March 31, 2002 as compared to $1.5 million for the quarter ended March 31, 2001, due to certain accruals recorded in 2001 that are no longer required. Selling, general and administrative expenses at Baltcom TV decreased by $0.5 million to $1.0 million for the quarter ended March 31, 2002 as compared to $1.5 million for the quarter ended March 31, 2001. Selling, general and administrative expenses incurred at Kamalak TV in 2001 amounted to $0.5 million with none reported in 2002.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $1.1 million to $1.9 million for the quarter ended March 31, 2002 as compared to $3.0 million for the quarter ended March 31, 2001. This decrease was principally due to decreases at Kamalak TV, Kosmos TV and Cosmos Minsk.

        Depreciation and amortization expense at Kosmos TV decreased by $0.2 million to $0.6 million for the quarter ended March 31, 2002 as compared to $0.8 million for the quarter ended March 31, 2001. This decrease is due to the $0.6 million reduction in goodwill amortization offset by general increases in fixed assets in service. Depreciation and amortization expense at Cosmos Minsk decreased by $0.2 million to $0.1 million for the quarter ended March 31, 2002 as compared to $0.3 million for the quarter ended March 31, 2001. Depreciation and amortization expense at Kamalak TV amounted to $0.5 million for the quarter ended March 31, 2001 with none reported in 2002.

        Operating loss.    Cable television operating loss decreased by $4.2 million to $0.1 million for the quarter ended March 31, 2002 as compared to $4.3 million for the quarter ended March 31, 2001. This decrease is due principally to improvements at Kosmos TV and the Kamalak loss recorded in 2001 of $1.0 million which is not included in 2002.

Radio Broadcasting

        Radio broadcasting activities for unconsolidated investees in 2002 ceased due to Trio Radio, which the Company consolidated from September 2001.

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

New Accounting Pronouncements

Business Combinations and Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization (including that of goodwill included in Equity in losses of unconsolidated subsidiaries) in the first quarter of 2001 totaled $5.7 million ($0.06 per share). The Company has not completed the first step of the transitional goodwill impairment testing. Such testing is expected to be complete by the end of the second quarter of 2002 as allowed under the provisions of SFAS No. 142.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

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

        Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $7,000 for the quarter ended March 31, 2002. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest of $7,000 for the quarter ended March 31, 2002.

        With the exception of certain vendor financing at the operating business level (approximately $2.3 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $2.0 million in vendor financing which is denominated in Euros, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

        The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's business ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's business ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's business ventures.

Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10-Q including, without limitation, statements under Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1. "Legal Proceedings," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: liquidity issues facing the Company, including the restructuring of the Company's senior indebtedness; general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new business ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the CIS, China and selected other emerging markets, which may affect the Company's results of operations or limit or reduce the level of the Company's ownership interests in its business ventures; timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Updated information on litigation and environmental matters subsequent to December 31, 2001 is as follows:

Fuqua Industries, Inc. Shareholder Litigation

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        On May 2, 2002, Chancellor Chandler issued a decision granting in part and denying in part plaintiffs' motion to compel production of documents. In his decision, the Chancellor determined that some of the documents as to which the Company had asserted the attorney-client privilege in the litigation would have to be produced, but declined to order the Company to produce documents for which the work product privilege had been asserted.

RDM Sports Group, Inc.

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        By orders dated March 8, 2002, the court scheduled oral argument on the Company's motions to dismiss the first amended complaints in the Equitable Subordination Proceedings (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029) and on the motion of current and former officers of the Company named as defendants in the D and O Proceeding (Adv. Proc. No. 98-1128) to dismiss the second amended complaint in the D and O Proceeding. Oral argument was held on these motions on April 12, 2002. The court has not issued any decision on these motions.

        The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the status of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

Barberis v. Kluge, et al.

        For a description of this proceeding, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement in the amount of $1.3 million, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserted that his termination was without cause and that he is entitled to the compensation provided for in his employment agreement. In May 2002, the arbitrators issued a decision awarding the former employee $1.5 million in damages (and pre-judgement interest) and reserved as to whether to award attorneys' fees to the former employee. The Company is evaluating its legal options at this time.

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

Item 6. Exhibits and Reports of Form 8-K

Exhibit Number	Description
(a)	Exhibits
11* Computation of Earnings Per Share
(b)	Reports on Form 8-K
None

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

Dated: May 15, 2002

QuickLinks

(Mark One)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Operations (in thousands, except per share amounts) (unaudited)
Metromedia International Group, Inc. Notes to Unaudited Consolidated Condensed Financial Statements
PART II—OTHER INFORMATION
SIGNATURE