Form 10-Q
period 2002-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2002-08-23
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 1-5706

METROMEDIA INTERNATIONAL GROUP, INC.
(Exact name of registrant, as specified in its charter)

DELAWARE	58-0971455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Park Avenue, 21st Floor, New York, New York 10022
(Address and zip code of principal executive offices)

(212) 527-3800
(Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.        YES ☒    NO ☐

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 2002 WAS 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Communications Group	$26,908	$31,411	$60,906	$64,566
Snapper	50,339	45,073	81,878	97,011

	77,247	76,484	142,784	161,577
Cost and expenses:
Cost of sales and operating expenses — Communications Group	5,865	9,840	17,446	21,009
Cost of sales — Snapper	34,354	28,755	55,704	62,891
Selling, general and administrative	36,456	32,790	69,662	67,033
Depreciation and amortization	8,414	15,908	17,491	31,666
Asset impairment charge for consolidated business ventures	862	—	862	—

Operating loss	(8,704)	(10,809)	(18,381)	(21,022)
Other income (expense):
Interest expense	(7,345)	(6,242)	(13,271)	(12,410)
Interest income	886	185	1,246	1,833
Equity in losses of and write-down of investment in unconsolidated investees	(2,337)	(4,096)	(1,827)	(10,604)
Gain on disposition of business	1,710	—	1,710	—
Foreign currency gain (loss)	91	448	(376)	114
Other (expense) income	(186)	64	415	94

Loss before income tax expense, minority interest and the cumulative effect of a change in accounting principle	(15,885)	(20,450)	(30,484)	(41,995)
Income tax expense	(1,575)	(1,997)	(3,394)	(4,335)
Minority interest	(972)	21	(1,729)	(70)

Loss from operations before the cumulative effect of a change in accounting principle	(18,432)	(22,426)	(35,607)	(46,400)
Cumulative effect of a change in accounting principle	—	—	—	(2,363)

Net loss	(18,432)	(22,426)	(35,607)	(48,763)
Cumulative convertible preferred stock dividend requirement	(3,752)	(3,752)	(7,504)	(7,504)

Net loss attributable to common stockholders	$(22,184)	$(26,178)	$(43,111)	$(56,267)

Weighted average number of common shares — Basic and diluted	94,035	94,035	94,035	94,035

Loss per common share — Basic and Diluted:
Continuing operations	$(0.24)	$(0.28)	$(0.46)	$(0.57)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)

Net loss attributable to common stockholders	$(0.24)	$(0.28)	$(0.46)	$(0.60)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$24,368	$30,252
Accounts receivable, net	31,300	35,388
Inventories	50,933	63,778
Prepaid expenses and other assets	8,651	15,157

Total current assets	115,252	144,575
Investments in and advances to business ventures	102,998	104,239
Property, plant and equipment, net	118,403	125,885
Goodwill	54,648	54,770
Intangible assets, net	26,968	36,194
Other assets	4,611	4,058

Total assets	$422,880	$469,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$25,031	$19,558
Accrued expenses	63,610	67,634
Current portion of long-term debt	32,436	47,772

Total current liabilities	121,077	134,964
Long-term debt, less current portion	211,484	206,110
Other long-term liabilities	5,922	6,642

Total liabilities	338,483	347,716
Minority interest	29,576	31,229
Commitments and contingencies
Stockholders' equity:
7 1/4% Cumulative Convertible Preferred Stock	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,341,486)	(1,305,879)
Accumulated other comprehensive loss	(7,497)	(7,149)

Total stockholders' equity	54,821	90,776

Total liabilities and stockholders' equity	$422,880	$469,721

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(35,607)	$(48,763)
Items not requiring or providing cash:
Depreciation and amortization	17,491	31,666
Accretion of debt discount	5,253	9,927
Equity in losses of and write-down of investment in unconsolidated investees	1,827	10,604
Minority interest	1,729	70
Gain on disposal of business	(1,710)	—
Asset impairment charge for consolidated business ventures	862	—
Cumulative effect of a change in accounting principle	—	2,363
Other	458	(277)
Changes in:
Inventories	12,844	(1,895)
Accounts payable and accrued expenses	11,926	(19,119)
Other assets and liabilities	(3,342)	1,306
Accounts receivable	(1,918)	3,805

Cash provided by (used in) operating activities	9,813	(10,313)

Investing activities:
Proceeds on disposal of business, net	8,544	—
Additions to property, plant and equipment	(6,242)	(9,919)
Distributions from business ventures	1,575	1,462
Investments in and advances to business ventures	(976)	(2,657)
Cash paid for acquisitions and additional equity in subsidiaries	—	(3,558)

Cash provided by (used) in investing activities	2,901	(14,672)

Financing activities:
Net borrowings (payments) on line of credit	(14,310)	3,024
Dividends paid to minority interest	(3,382)	—
Payments on debt and capital lease obligations	(906)	(3,225)
Preferred stock dividends paid	—	(3,752)

Cash used in financing activities	(18,598)	(3,953)

Net decrease in cash and cash equivalents	(5,884)	(28,938)
Cash and cash equivalents at beginning of period	30,252	80,236

Cash and cash equivalents at end of period	$24,368	$51,298

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statement of Stockholders' Equity and Comprehensive Loss
(in thousands)
(unaudited)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at December 31, 2000	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,053,596)	$(6,532)	$—	$343,676
Net loss	—	—	—	—	—	(46,400)	—	(46,400)	(46,400)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	205	205	205

Total comprehensive loss								$(46,195)

Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(3,752)	—		(3,752)

Balances at June 30, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,103,748)	$(6,327)		$293,729

Balances at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)	$—	$90,776
Net loss	—	—	—	—	—	(35,607)	—	(35,607)	(35,607)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(348)	(348)	(348)

Total comprehensive loss								$(35,955)

Balances at June 30, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,341,486)	$(7,497)		$54,821

See accompanying notes to consolidated condensed financial statements.

Metromedia International Group, Inc.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation, Going Concern and Recent Developments

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI") and Snapper, Inc. ("Snapper"). MITI and its subsidiaries, Metromedia China Corporation and PLD Telekom, Inc., are collectively known as the "Communications Group." All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated condensed financial statements for prior periods to conform to the current presentation.

        The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, and its cash flows for the six month periods ended June 30, 2002 and 2001, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

Going Concern and Recent Developments

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of June 30, 2002 and July 31, 2002, the Company had $17.0 million and $16.2 million, respectively, in cash at its headquarters level. The Company has typically suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include, but would not be limited to, adjustment in the US GAAP carrying value in our businesses if the Company were required to dispose of our business interests at distressed values.

        Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, cannot be readily accessed, if at all, for the Company's liquidity requirements. Based on the Company's current cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources, net of operating needs, might not be sufficient, without external funding or cash proceeds from asset sales, or a combination of both, to pay the September 30, 2002 interest payment of $11.1 million on its 10 1/2% Senior Discount Notes. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007.

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

        Since it is possible that Snapper will not be in compliance with all of its financial covenants under its primary bank credit facility during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $31.0 million as a current liability. The Company may be required to seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

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

        In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. If, in the future Snapper fails to be in compliance with its covenants under its bank line of credit, it would be in default under its floor plan financing agreement, which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand from the independent dealers for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations, unless the dealers could find alternative financing.

        The Company has sold and continues to explore possible asset sales to raise additional cash and has been attempting to maximize cash distributions by its ventures to the Company.

        In March 2002, the Company engaged a financial advisor to manage the sale of its Snapper reporting unit. During the past eight weeks, the Company has spent substantial time negotiating a sale transaction with third parties; however, the Company has not been able to reach a definitive agreement on terms that management and the Board of Directors have determined to provide reasonable and adequate value to the Company. Therefore, management is currently evaluating alternative strategies associated with the Company's investment in Snapper. Accordingly, there can be no assurance that a sale transaction will be consummated in the near term.

        In addition, on June 27, 2002, the Company announced that in connection with a change in its strategy to sell certain assets it had hired United Financial Group, a Russian based investment advisor, to assist the Company in evaluating certain offers that it has received for its Russian and Georgian telephony businesses. The Company had previously indicated that selling non-core assets was a goal of the Company to help improve liquidity and narrow the focus of its business. This strategy previously included restructuring the Company to concentrate on its core telephony assets. However, given the rapidly changing dynamics of the Russian telecommunications industry, including mergers and consolidations among the largest telecommunications firms in Russia, and the Company's goal of maximizing shareholder value, the Company has re-examined its core and non-core assets. The Company has determined that all businesses, including telephony, will be considered for possible sale.

        As a result of this revised strategy, the Company has held preliminary discussions with certain Russian companies regarding merging its Russian telephony holdings, so far without substantial progress toward a transaction. The Company does not anticipate consummating any major telephony asset sales for at least the next nine to eighteen months.

        However, the Company cannot assure you that it will be successful in selling any additional assets or that any such sales will raise enough cash to be able to relieve its liquidity issues. The Company is also subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sales of its assets or those of its business ventures or subsidiaries.

        The Company has had periodic discussions with representatives of its noteholders in an attempt to reach agreement on a restructuring of its indebtedness in conjunction with any proposed asset sales or spinoffs. To date, the noteholders and the Company have not reached any agreement on terms of a restructuring. Discussions between the Company and its noteholders are continuing, however, and the Company continues to examine new restructuring alternatives to present to its noteholders. The Company cannot assure you that these negotiations will result in a restructuring of its indebtedness.

        If the Company is not able to favorably resolve the liquidity issues described above, the Company would have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code. The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include, but would not be limited to, adjustment in the US GAAP carrying value in our businesses if the Company were required to dispose of our business interests at distressed values.

2. Accounting Changes

Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization (including that of goodwill included in Equity in losses of and write-down of investment in unconsolidated subsidiaries) for the three and six month periods ended June 30, 2001 totaled $4.0 million ($0.04 per share) and $8.5 million ($0.09 per share), respectively. In accordance with SFAS No. 142, goodwill was tested for transitional impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value except for our Snapper, Baltic Communications Limited (BCL) and Sun TV reporting units. However, management has not completed the analysis to determine whether an impairment loss is appropriate for such reporting units as a result of adopting SFAS No. 142. Management expects to complete the fair value analysis of such reporting units prior to the end of the year ended December 31, 2002.

        The proforma effect as if SFAS No. 142 had been applied during the three and six month periods ended June 30, 2001 is as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2002	June 30, 2001
Net loss attributable to common stockholders as reported	$(22,184)	$(26,178)
Add back:
Goodwill amortization expense	—	2,785
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	1,232

Proforma net loss attributable to common stockholders	$(22,184)	$(22,161)

Loss per share as reported—Basic and diluted	$(0.24)	$(0.28)
Add back:
Goodwill amortization expense	—	0.03
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	0.01

Proforma loss per share—Basic and diluted	$(0.24)	$(0.24)

	Six Months Ended
	June 30, 2002	June 30, 2001
Net loss attributable to common stockholders as reported	$(43,111)	$(56,267)
Add back:
Goodwill amortization expense	—	5,994
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	2,464

Proforma net loss attributable to common stockholders	(43,111)	(47,809)
Add back cumulative effect of a change in accounting principle to adopt EITF 01-09	—	2,363

Proforma net loss before the cumulative effect of a change in accounting principle to adopt EITF 01-09	$(43,111)	$(45,446)

Loss per share as reported—Basic and diluted	$(0.46)	$(0.60)
Add back:
Goodwill amortization expense	—	0.06
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	0.03

Proforma loss per share—Basic and diluted	(0.46)	(0.51)
Add back the cumulative effect of a change in accounting principle to adopt EITF 01-09	—	0.03

Proforma Basic loss per share before the cumulative effect of a change in accounting principle to adopt EITF 01-09	$(0.46)	$(0.48)

        Intangible assets other than goodwill after applying the provisions of SFAS No. 142 consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Licenses	$50,989	$69,583
Broadcast rights and other intangibles	6,340	6,340
Customer lists	2,899	2,899

	60,228	78,822
Less: Accumulated amortization	(33,260)	(42,628)

	$26,968	$36,194

        Included in "Investments in and advances to business ventures" at June 30, 2002 and December 31, 2001 are licenses (net of accumulated amortization) totaling $31.9 million and $34.8 million, respectively. Intangible assets and goodwill have been restated to reclassify workforce in place to goodwill as required under SFAS No. 142. Such asset amounted to $1.0 million, net of accumulated amortization as of December 31, 2001.

        All of the Company's intangible assets (other than goodwill) are subject to amortization. Intangible assets amortization is expected to be $16.6 million (including that related to license that are carried as part of the Company's "Investments in and advances to business ventures") for the current year and $14.8 million each of the next two fiscal years and $10.3 million and $5.9 million for the following two years, respectively.

        In addition to adopting SFAS No. 142, the Company changed its method of accounting for Teleport-TP, and reclassified certain intangibles at Teleport-TP which resulted in reductions of goodwill and other intangibles. (See Note 7—Change in Presentation)

Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

3. Description of the Business

Communications Group

        The Communications Group invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). In addition, the Communications Group has interests in several e-commerce businesses in China. The Communications Group owns interests in and participates with partners in the management of business ventures that have various operational systems, consisting of cable television systems, wireless telephone systems, fixed and other telephony networks, radio broadcasting stations and other telephony-related businesses. All of the Communications Group's business ventures other than the businesses of PLD Telekom, Comstar and its China operations report their financial results on a three-month lag. Therefore, the Communications Group's financial results for June 30 include the financial results for those business ventures for the three and six months ended March 31. However, management is evaluating the appropriateness of such reporting and is accordingly in the process of analyzing the effect of such change in accounting policy. Management anticipates that it will have completed its analysis of such change in accounting policy by the end of 2002.

Snapper

        Snapper manufactures Snapper brand premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets. A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to dealers, distributors and Wal-Mart prior to and subsequent to this period, the largest volume of sales to the ultimate consumer is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments.

4. Business Disposition

        On May 24, 2002, the Company sold its indirect 50% interest in Alma-TV, a cable television provider in Kazakhstan. The Company received cash proceeds from the sale of $9.4 million and incurred transactional costs of $0.9 million, which were comprised principally of a $0.8 million broker fee with the remaining balance related to legal and accounting fees. Such transaction resulted in the Company recording a gain on the disposition of $1.7 million.

5. Communications Group—Investments in and advances to business ventures

General

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries, of which $39.5 million in funding obligations remain at June 30, 2002. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

Equity Method Investment Information

        At June 30, 2002 and December 31, 2001, the Communications Group's unconsolidated investments in and advances to business ventures by business line, principally in Eastern Europe and the CIS, at cost, including associated goodwill and net intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

	June 30, 2002	December 31, 2001	Ownership %
Fixed Telephony	$59,592	$57,147	30–50%
Wireless Telephony	28,277	25,432	35–50%
Cable Television and other Communications Entities	15,129	21,660	30–50%

	$102,998	$104,239

        Included in Cable Television and other Communications Entities is goodwill totaling $4.7 million and $6.3 million as of June 30, 2002 and December 31, 2001, respectively.

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method that have commenced operations as of the dates presented as of March 31, 2002 and September 30, 2001 (with the exception of Comstar and BELCEL which are not on a 3-month lag) are as follows (in thousands):

Combined Information of Unconsolidated Business Ventures

Combined Balance Sheets

	March 31, 2002	September 30, 2001
Assets:
Current assets	$53,459	$41,530
Investments in systems and equipment	150,108	159,929
Other assets	914	696

Total assets	$204,481	$202,155

Liabilities and Business Ventures' Equity:
Current liabilities	$66,802	$63,652
Amounts due under Company credit facilities	117,965	74,158
Other long-term liabilities	16,638	21,717

	201,405	159,527
Business ventures' equity	3,076	42,628

Total liabilities and business ventures' equity	$204,481	$202,155

Combined Statements of Operations

	Six months ended March 31,
	2002	2001
Revenues	$87,263	$81,044
Costs and Expenses:
Cost of sales and operating expenses	32,615	35,605
Selling, general and administrative	22,252	22,822
Depreciation and amortization	22,969	22,343
Asset impairment charge	440	—

Total costs and expenses	78,276	80,770

Operating income	8,987	274
Interest expense	(3,921)	(5,019)
Other expense	(1,821)	(1,064)
Foreign currency transactions	(683)	(1,915)

Net income (loss)	$2,562	$(7,724)

        The results of operations presented above are before the elimination of intercompany interest. Financial information for business ventures which are not yet operational or which are no longer reported since they have been abandoned, are not included in the above summary.

5. Communications Group—Investments in and advances to business ventures (Continued)

        The following tables present summary financial information for all operating entities being grouped as indicated as of and for the three and six months ended March 31, 2002 and 2001. For the three and six months ended March 31, 2002 and 2001, the results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended March 31, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Total
Revenues	$26,983	$13,197	$6,425	$—	$—	$46,605
Costs and expenses:
Cost of sales and operating expenses	14,929	2,186	1,314	—	—	18,429
Selling, general and administrative	5,659	2,522	2,993	—	—	11,174
Depreciation and amortization	5,784	3,920	2,024	—	—	11,728
Asset impairment charge	440	—	—	—	—	440

Operating income	171	4,569	94	—	—	4,834
Other income (expense)	(1,171)	(2,017)	1,072	—	—	(2,116)
Interest expense	(1,327)	(247)	(716)	—	—	(2,290)

Net income (loss)	$(2,327)	$2,305	$450	$—	$—	$428

Capital expenditures	$1,876	$4,334	$2,237	$—	$—	$8,447

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(5,721)	$1,672	$1,712	$—	$—	$(2,337)

	Three months ended March 31, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Total
Revenues	$23,136	$10,935	$4,644	$525	$231	$39,471
Costs and expenses:
Cost of sales and operating expenses	11,705	2,204	5,098	7	94	19,108
Selling, general and administrative	6,113	3,730	(2,193)	384	118	8,152
Depreciation and amortization	5,258	3,184	1,978	33	6	10,459
Asset impairment charge	—	—	—	—	—	—

Operating income (loss)	60	1,817	(239)	101	13	1,752
Other income (expense)	(8)	(354)	(253)	14	(67)	(668)
Interest expense	(546)	(570)	(1,549)	(41)	—	(2,706)

Net income (loss)	$(494)	$893	$(2,041)	$74	$(54)	$(1,622)

Capital expenditures	$1,042	$230	$3,356	$8	$—	$4,636

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(1,407)	$407	$(3,143)	$102	$(55)	$(4,096)

	Six months ended March 31, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Total
Revenues	$48,076	$26,399	$12,788	$—	$—	$87,263
Costs and expenses:
Cost of sales and operating expenses	25,861	4,113	2,641	—	—	32,615
Selling, general and administrative	11,030	4,928	6,294	—	—	22,252
Depreciation and amortization	11,396	7,669	3,904	—	—	22,969
Asset impairment charge	440	—	—	—	—	440

Operating income (loss)	(651)	9,689	(51)	—	—	8,987
Other income (expense)	(1,350)	(1,683)	529	—	—	(2,504)
Interest expense	(1,757)	(669)	(1,495)	—	—	(3,921)

Net income (loss)	$(3,758)	$7,337	$(1,017)	$—	$—	$2,562

Capital expenditures	$3,378	$6,726	$3,920	$—	$—	$14,024

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(6,966)	$4,009	$1,130	$—	$—	$(1,827)

	Six months ended March 31, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Total
Revenues	$46,123	$22,311	$11,169	$896	$545	$81,044
Costs and expenses:
Cost of sales and operating expenses	23,542	4,334	7,518	7	204	35,605
Selling, general and administrative	11,817	6,639	3,278	851	237	22,822
Depreciation and amortization	11,088	6,121	4,950	124	60	22,343
Asset impairment charge	—	—	—	—	—	—

Operating income (loss)	(324)	5,217	(4,577)	(86)	44	274
Other income (expense)	(935)	(504)	(1,412)	15	(143)	(2,979)
Interest expense	(1,108)	(1,142)	(2,717)	(52)	—	(5,019)

Net income (loss)	$(2,367)	$3,571	$(8,706)	$(123)	$(99)	$(7,724)

Capital expenditures	$388	$4,949	$6,248	$8	$—	$11,593

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(2,996)	$2,065	$(8,640)	$(435)	$(598)	$(10,604)

6. Long-term Debt

        For a description of the terms of the Company's Senior Discount Notes, see Note 6—Long-term Debt, to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Snapper

        On November 11, 1998, Snapper entered into a Loan and Security Agreement with the lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $65.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and also for working capital purposes. The Snapper loan matures in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreased to $66.0 million on March 1, 2001, to $60.0 million on April 1, 2001 and decreased to $55.0 million on July 1, 2001. On February 1, 2002, the Snapper Loan Agreement was amended and the revolving facility was increased to $65.0 million. The $65.0 million level is in effect from December 1 of each year through March 31 the following year. Effective April 1 of each year, the revolving credit facility decreases to $60.0 million and remains through June 30 of that year. Then on July 1, the revolving credit facility decreases to $55.0 million and remains at that level through November 30 of each year.

        The Company is currently not certain if Snapper will remain in compliance with all its financial covenants under its primary loan agreement during the next four calendar quarters. Accordingly, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $31.0 million as a current liability.

        In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with Textron Financial Corporation ("Textron"). The agreement requires that Snapper maintain certain covenants. These covenants include: (i) Snapper must maintain unused availability under its bank line of credit of at least $3.0 million at the end of each quarter, (ii) Snapper must maintain full compliance with all terms and conditions under its bank line of credit or receive waivers for any non-compliance, (iii) Snapper must maintain tangible shareholder's equity (as defined in the agreement) of at least $16.0 million on a quarterly basis and (iv) Snapper must maintain certain financial ratios (as defined in the agreement) to be calculated on an annual basis. If Snapper violates the covenants described in (i) or (iv), Snapper would be required to provide Textron with a $2.5 million letter of credit, which would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. If Snapper violates the tangible shareholder's equity covenant described in (iii) above, Snapper would be required to provide Textron with a $3.5 million letter of credit, separate and distinct from the $2.5 million letter of credit described above. This letter of credit would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. The Company can give you no assurances that Snapper would be able to obtain those letters of credit on acceptable terms, if at all.

7. Change in Presentation

        As previously disclosed in Note 14—Commitments and Contingent Liabilities in the Company's financial statements for the year ended December 31, 2001, issues have been raised about the Company's control of Roscomm Limited, a Guernsey company ("Roscomm") through which the Company owns a 10% stake in Teleport-TP, and about the Company's control of Roscomm's ownership interest in Teleport-TP. An individual who was a former minority shareholder in Technocom and its subsidiaries at the time of the September 1999 merger of the Company and PLD Telekom, Inc. (at which time, the Company increased its ownership interest in Technocom to 100%), and who undertook at the time of the merger, in exchange for compensation, to resign from all positions at Technocom (through which the Company holds part of its interest in Teleport-TP) and its subsidiaries, including Roscomm, retained the position of sole director of Roscomm following the merger, and continues to retain that position. The individual has recently claimed that, in his capacity as sole director of Roscomm, he pledged Roscomm's 10% interest in Teleport-TP to a Panamanian company (believed to be related to the individual) as security for payment of certain financial obligations he created between Teleport-TP and the Panamanian company.

        The Company believes that the individual in question not only has wrongfully occupied the position of sole director of Roscomm Limited in violation of the 1999 agreement, but that the alleged pledge of Roscomm's 10% interest in Teleport-TP represents self-dealing and is invalid and unenforceable under applicable law. Negotiations with the individual failed to result in a solution acceptable to the Company. Therefore, in April 2002, the Company caused Technocom to commence an action in the Guernsey courts for an order removing this individual as a director of Roscomm and for other relief. The court has issued an interim order affirming the Company's position, subject to further review in a full adversarial hearing and, possibly, a full trial on merits. Settlement negotiations were recently conducted but have not resulted in a resolution of the dispute.

        The Company believes that it retains the legal right to control Roscomm Limited (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP. However, on April 26, 2002, the Company became aware that certain unauthorized cash disbursements aggregating $0.3 million that benefited the Panamanian company referred to above occurred at Teleport-TP during the last few days of March 2002. The Company has determined that such transactions provide no economic benefit to either Teleport-TP or the Company. Based on these events, management has concluded that it may not be able to control the day-to-day business affairs of Teleport-TP until these issues are resolved. Accordingly, effective March 31, 2002, the Company no longer accounts for the results of operations of Teleport-TP on a consolidated basis, but does so using the equity method of accounting. The Company believes that it exercises the necessary degree of influence over the operating and financial decisions of Teleport-TP, through its participation and representation on the Teleport-TP Board of Directors and other business related factors, in order for its investment in Teleport-TP to meet the requirements of equity method of accounting treatment, pursuant to APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock".

        In addition, additional payments aggregating $0.1 million that benefited the Panamanian company were paid in June 2002. Further, in May 2002, management of Teleport-TP authorized the purchase of a luxury automobile ($60,000) for the benefit of a new employee of Teleport-TP. The Company believes that the purchase of the automobile was an unnecessary expenditure.

        In light of these events and the unsatisfactory resolution of such court proceedings to date, management determined that an indicator of impairment of its investment in Teleport-TP exists. Accordingly, in accordance with the provisions of APB Opinion No. 18, management compared the carrying value of Teleport-TP with a probability weighted cash flow analysis based on management's expectations as to its ability to extract value from Teleport-TP. Such comparison resulted in the Company recording a charge to Equity in losses of and write-down of investment in unconsolidated investees of $5.5 million in the three months ended June 30, 2002, which represents the then excess carrying value of the Company's investment in Teleport-TP over the expected fair value.

        Summarized results of operations of the Company's consolidated financial statements and proforma results of operations of the Company with Teleport-TP unconsolidated are as follows (in thousands):

	Six months ended June 30, 2002		Six months ended June 30, 2001
	As Presented	Proforma	As Presented	Proforma
Revenues	$142,784	$135,416	$161,577	$146,202
Cost of sales and operating expenses	73,150	67,562	83,900	74,884
Selling, general and administrative	69,662	68,516	67,033	64,829
Depreciation and amortization	17,491	16,915	31,666	24,266
Asset impairment charge	862	862	—	—

Operating loss	(18,381)	(18,439)	(21,022)	(17,777)
Equity in income (losses) of unconsolidated investees	(1,827)	(1,882)	(10,604)	(13,887)
Minority interest	(1,729)	(1,729)	(70)	(70)
Net loss	$(35,607)	$(35,607)	$(48,763)	$(48,763)

        Summarized balance sheet information of the Company's consolidated financial statements and proforma balance sheet information of the Company with Teleport-TP unconsolidated as of December 31, 2001 are as follows (in thousands):

	December 31, 2001
	As Presented	Proforma
Current assets	$144,575	$130,995
Investments in and advances to business ventures	104,239	114,910
Property, plant and equipment, net	125,885	123,243
Goodwill	54,770	54,648
Intangible assets, net	36,194	31,661
Other assets	4,058	3,918

Total assets	$469,721	$459,375

Current liabilities	$134,964	$124,618
Total liabilities	347,716	337,370
Minority interest	31,229	31,229
Total stockholders' equity	90,776	90,776

Total liabilities and stockholders' equity	$469,721	$459,375

8. Stockholders' Equity

Preferred Stock

        There are 70.0 million shares of preferred stock authorized of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share of which 4.1 million shares were outstanding as of June 30, 2002 and December 31, 2001. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of June 30, 2002, total dividends in arrears are $18.8 million.

9. Earnings Per Share of Common Stock

        Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation if they would have an antidilutive effect on earnings per share. For the three and six months ended June 30, 2002 and 2001, the Company had not included diluted earnings per share since the calculation is antidilutive.

        The Company had at June 30, 2002 and 2001, potentially dilutive shares of common stock of 23.9 million and 24.8 million, respectively.

10. Business Segment Data

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

        The Company's segment information is set forth as of and for the six months ended June 30, 2002, and 2001 in the following tables (in thousands):

Six months ended June 30, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate And Eliminations	Consolidated
Revenues	$39,740	$4,838	$7,253	$8,592	$40	$81,878	$443	$142,784
Cost of sales	14,954	1,366	1,527	—	—	55,704	(401)	73,150
Selling, general and administrative	13,566	3,103	3,895	7,982	2,369	20,693	18,054	69,662
Depreciation and amortization	7,013	660	2,056	800	117	2,213	4,632	17,491
Asset impairment charge	—	—	—	—	862	—	—	862

Operating income (loss)	4,207	(291)	(225)	(190)	(3,308)	3,268	(21,842)	(18,381)
Equity in income (losses) of and write-down of investment in unconsolidated investees	(6,966)	4,009	1,130	—	—	—	—	(1,827)
Capital expenditures						$652	7,113	$7,765

Assets at June 30, 2002						$99,502	$323,378	$422,880

Six months ended June 30, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate And Eliminations	Consolidated
Revenues	$43,748	$5,994	$6,205	$7,160	$457	$97,011	$1,002	$161,577
Cost of sales	16,148	1,922	2,042	—	303	62,891	594	83,900
Selling, general and administrative	11,953	3,976	2,649	6,381	2,429	23,601	16,044	67,033
Depreciation and amortization	8,819	2,303	3,096	847	282	2,731	13,588	31,666
Asset impairment charge	—	—	—	—	—	—	—	—

Operating income (loss)	6,828	(2,207)	(1,582)	(68)	(2,557)	7,788	(29,224)	(21,022)
Equity in income (losses) of and write-down of investment in unconsolidated investees	(2,996)	2,065	(8,640)	(435)	(598)	—	—	(10,604)
Capital expenditures						990	7,355	$8,345

Assets at June 30, 2001						$119,015	$558,086	$677,101

10. Business Segment Data (Continued)

        Information about the Communications Group's consolidated operations by geographic location for the six months ended June 30, 2002 and 2001, and as of June 30, 2002 and December 31, 2001, is as follows (in thousands):

	Revenues		Assets
Country
	2002	2001	2002	2001
CIS:
Russia	$44,797	$48,749	$155,548	$223,385
Kazakhstan	4,838	5,994	8,618	15,581
Georgia	1,309	1,016	32,424	30,923
All other CIS	1,456	1,312	5,826	8,200
Eastern Europe:
Romania	3,269	3,051	10,754	10,289
Hungary	2,193	1,784	5,309	5,964
All other Eastern Europe	2,365	1,628	6,813	7,933
People's Republic of China	40	243	682	1,549
Other	639	789	7,683	1,708

	$60,906	$64,566	$233,657	$305,532

        The Company's investments in and advances to business ventures and goodwill include amounts maintained at the segment and corporate headquarters in the United States. Such amounts are relative to the Communications Group's operations in different geographic locations.

        All of the Company's remaining assets and substantially all remaining revenue relate to Snapper's operations in the United States.

11. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

        The total allowance for doubtful accounts at June 30, 2002 and December 31, 2001 was $5.2 million and $4.6 million, respectively.

Inventories

        Inventories consist of the following as of June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001
Lawn and garden equipment:
Finished goods, net	$45,609	$55,344
Raw materials	2,859	5,517

	48,468	60,861

Telecommunications:
Telephony	2,109	2,636
Other	356	281

	2,465	2,917

	$50,933	$63,778

Interest Expense

        Interest expense includes amortization of debt discount of $5.3 million and $9.9 million for the six months ended June 30, 2002 and 2001, respectively.

12. Commitments and Contingencies

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at June 30, 2002 are summarized as follows (in thousands):

Snapper-Textron floor plan repurchase obligations	$37,400
Credit line commitments	34,500
Snapper credit line guarantee	15,000
Non-cancelable purchase agreements	9,200
Snapper floor plan guarantee	7,600
Loan guarantees	7,400
Capital commitments (See Note 14)	5,000
Put agreements (See Note 14)	900

$117,000

        The Company has recorded a liability of $2.0 million for its obligations under the loan guarantees.

        Snapper-Textron Floor Plan Repurchase Obligations.    Snapper has a three-year agreement with Textron, whereby Textron will make available floor plan financing to the dealers of Snapper's products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, if a dealer defaults in payment, Textron generally can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of June 30, 2002, Snapper had agreed to indemnify $2.2 million under this provision. At June 30, 2002, there was $37.4 million outstanding under this floor plan financing arrangement. The Company has not guaranteed Snapper's payment obligations under this arrangement.

        Credit Line Commitments.    Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries to provide up to $140.3 million in funding of which $34.5 million in funding obligations remain at June 30, 2002. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The

Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

        Snapper Credit Line Guarantee.    The Company has guaranteed Snapper's indebtedness under its primary credit facility up to $15.0 million. The consolidated financial statements include amounts outstanding under Snapper's facility totaling $31.0 million at June 30, 2002.

        Non-cancelable purchase agreements.    Snapper has entered into various manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of June 30, 2002, non-cancelable commitments under these agreements amounted to approximately $9.2 million.

        Snapper Floor Plan Guarantee.    Snapper had an agreement with a financial institution, which made available floor plan financing to dealers of Snapper's products. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not sold to another dealer. At June 30, 2002 there was approximately $7.6 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

        Magticom.    The Communications Group's Georgian GSM business venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $25.0 million. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. At June 30, 2002, there was $5.4 million outstanding under this financing agreement. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. Such amounts have been repaid subsequent to June 30, 2002.

        Tyumenruskom.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At June 30, 2002, there was $2.0 million outstanding under this financing arrangement.

        Capital commitments.    The Company's majority-owned subsidiary is committed to funding the three Chinese business ventures to their registered charter capital. Amounts still due under these capital commitments totals $5.0 million at June 30, 2002. (See Note 14—Subsequent Events)

        Romsat.    In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership interest in FX Internet, an ISP, web hosting and domain registration service in Romania. The remaining shareholders of FX Internet obtained a put option with Romsat TV for their entire remaining interest. Such put option was exercisable between June 2002 and December 2002. The put option was exercised on July 1, 2002 at $0.9 million.

        Caspian American Telecommunications.    The Communication Group owns a 74.1% interest in Omni Metromedia Caspian, Ltd. ("OMCL"), a company that owns 50% of Caspian American Telecommunications ("CAT") a business venture in Azerbaijan. OMCL has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expense subject to concurrence with CAT's business plans. At December 31, 2000, $23.7 million of the commitment remains available to CAT subject to concurrence with the CAT business plan. The Communications

Group was obligated to contribute approximately $5.0 million in equity to OMCL and to lend up to $36.5 million, subject to the jointly approved business plan. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements. As part of the original transaction, the Communications Group sold participations totaling 19.5% in the $36.5 million loan commitment, which requires the purchasers to provide the Communications Group 19.5% of the funds to be provided under the loan agreement and entitles them to 19.5% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participations in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided the purchasers the right to put their ownership interest of 19.5% in OMCL to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by their percentage ownership interest.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserted that his termination was without cause and that he is entitled to the compensation provided for in his employment agreement. In May 2002, the arbitrators issued a decision awarding the former employee $1.6 million in damages (including pre-award interest, attorney's and arbitration fees). Such amounts have been accrued as of June 30, 2002. The Company is contesting the award in state court in New York.

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

13. Related Party Transactions

Transactions with Metromedia Company

        The agreement pursuant to which the fixed management fee was payable to Metromedia Company was terminated effective as of December 31, 2001. Thereafter, the Company entered into a new Consulting Services Agreement with Metromedia Company for the provision by Metromedia Company to the Company of certain consulting services on an hourly basis at the Company's request.

        The initial term of the Consulting Services Agreement was through April 22, 2002 (the date of filing of our Annual Report on Form 10-K for the year ended December 31, 2001). Thereafter, the Company and Metromedia Company verbally agreed to an extension to the Consulting Services Agreement through June 30, 2002 for consulting services in the areas of tax, legal and investor relations, and further verbally agreed that after June 30, 2002, the Consulting Services Agreement would renew for additional three-month terms, unless terminated by either party upon thirty days' notice. The Company's management was and is of the view that those renewal terms and notice provisions represented a reasonable accommodation of both the Company and Metromedia's respective business needs and requirements, and on that basis the Company's executive management continued to plan its future headquarters activities and utilize services under the Consulting Srvices Agreement.

        In early August 2002, Metromedia Company advised the Company that Metromedia Company was no longer prepared to commit to possible additional future three-month terms of the Consulting Services Agreement, and it was therefore unilaterally modifying the parties' prior verbal understanding so that through September 15, 2002, the Consulting Services Agreement can be terminated by either party on thirty days prior notice and, thereafter, by either party immediately at any time without prior notice. Metromedia has not given any notice of proposed termination as of the date of filing of this Quarterly Report on Form 10-Q. The Company's management is in the process of developing contingency arrangements should the Consulting Services Agreement be terminated by Metromedia on or after September 15, 2002.

        The services provided by Metromedia Company pursuant to the agreement have been provided as requested by the Company and have been invoiced to the Company at agreed-upon hourly rates. There is no minimum required level of services. The services currently provided by Metromedia to the Company are in the areas of tax, employee benefits, and to a lessser extent, certain legal and human resources services. In reliance on the prior representations of Metromedia Company, the Company had not retained internal tax and benefits personnel. Because of Metromedia Company's change in policy the Company may be forced on short or no notice to hire additional personnel and to incur additional expense in the short term to replace services previously provided by Metromedia Company. The Company is also obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement.

        Prior to December 31, 2001, the Company paid a fixed management fee to Metromedia Company for certain general and administrative services provided by Metromedia Company personnel.

        Fees charged by Metromedia Company under these agreements amounted to $0.2 million and $0.7 million for the three and six months ended June 30, 2002, respectively, as compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2001, respectively. As of June 30, 2002, the Company has not paid Metromedia Company for the services rendered by Metromedia Company personnel during 2002.

        In addition, the Company and Metromedia have verbally agreed that the existing license agreement with Metromedia Company with respect to use of the name "Metromedia" will now be terminable by either party upon ninety days prior notice.

Executive Officer—Change in Terms of Employment

        On June 4, 2002, Mr. Mosner, the Company's Senior Vice President, General Counsel and Secretary notified the Company that pursuant to the terms of his employment contract that he was terminating his employment with the Company effective after a two-month notice period. Further, Mr. Mosner also indicated at that time, that upon the Company's satisfactory performance of its financial obligations to him as result of his notification, he would be pleased to discuss whatever ongoing assistance the Company may seek from him.

        As a result of the June 4, 2002 notification from Mr. Mosner, the Company was obligated to tender to him the equivalent of six month's base salary ($150,000) in addition to a one year's fixed bonus ($50,000) within the contractually mandated fifteen days. Accordingly, the Company made a payment of $0.2 million to Mr. Mosner on June 15, 2002, the Company's next normal payroll cycle, to settle its obligation with him.

        On June 10, 2002, the Company and Mr. Mosner were in the process of negotiating the continuance of his employment with the Company and on July 19, 2002 the Company forwarded the agreed upon contract to the Compensation Committee of the Board of Directors for their approval.

        On August 6, 2002, the Company executed a new employment agreement with Mr. Mosner, with an effective date of August 1, 2002. Mr. Mosner's new employment agreement is for him to continue in the capacity of the Company's Senior Vice President, General Counsel and Secretary and his employment term is through July 31, 2003. The base salary under the agreement is $275,000 per annum. In addition, Mr. Mosner is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. In addition, Mr. Mosner has the right to receive $275,000 upon the event of a 30% change of control as defined further within his contract.

14. Subsequent Events

FX Internet

        In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership interest in FX Internet, an ISP, web hosting and domain registration service in Romania. The remaining shareholders of FX Internet obtained a put option with Romsat TV for their entire remaining interest. Such put option was exercisable between June 2002 and December 2002. The put option was exercised on July 1, 2002 at $0.9 million.

CIBBV/BELCEL

        In July 2002, the Company disposed of its 100% ownership interest in Commstruct International Byelorussia B.V. ("CIBBV"). CIBBV was a holding company through which the Company owned a 50% interest in Belarus-Netherlands Belcel Joint Venture ("Belcel"). Belcel owns a wireless network in Belarus and was disposed for net proceeds of $1.6 million. Such transaction will result in the Company recording a gain on the disposition of $1.0 million.

Metromedia China Corporation Rights Offering

        In July 2002, the Company commenced a rights offering to the existing minority shareholders of Metromedia China Corporation ("MCC"), a majority owned subsidiary. This rights offering was prompted by a determination by the Company's management that it would most likely not be able to continue to fund the operations or the minimum capital contributions required under the existing charter documents for MCC's operating subsidiaries. The offering, which expired on August 22, 2002 failed to raise the minimum funding required. Management is presently considering how it will proceed with respect to MCC. The Company took a charge to earnings in the three months ended June 30, 2002 totaling $0.9 million to record MCC at the Company's best estimate as to the value that will be realized from the disposition of its ownership in MCC and/or the operating subsidiaries of MCC.

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

        As a result, the Company addresses its liquidity and capital resource requirements on an overall basis and from the following business unit perspective: the Communications Group and Snapper.

Liquidity Issues

        As of June 30, 2002 and July 31, 2002, the Company had $17.0 million and $16.2 million, respectively, in cash at its headquarters level. Based on the Company's current existing cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources, net of operating needs, might not be sufficient, without external funding or cash proceeds from asset sales or a combination of both, to pay the September 30, 2002 interest payment of $11.1 million on its 10 1/2% Senior Discount Notes. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007.

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

        Snapper's indebtedness under its primary credit facility is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of certain events). Since it is possible that Snapper will not remain in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $31.0 million as a current liability. The Company may be required to seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

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

        In regards to the Company's sale of businesses, the Company had previously announced, that in March 2002, it had engaged a financial advisor to manage the sale of its Snapper reporting unit. Further, during the past eight weeks, the Company has spent substantial time negotiating a sale transaction with third parties; however, the Company has not been able to reach a definitive agreement on terms that management and the Board of Directors have determined to provide reasonable and adequate value to the Company. Therefore, management is currently evaluating alternative strategies associated with the Company's investment in Snapper. Accordingly, there can be no assurance that a sale transaction will be consummated in the near term.

        In addition, on June 27, 2002, the Company announced that in connection with a change in its strategy to sell certain assets it had hired United Financial Group, a Russian based investment advisor, to assist the Company in evaluating certain offers that it has received for its Russian and Georgian telephony businesses. The Company had previously indicated that selling non-core assets was a goal of the Company to help improve liquidity and narrow the focus of its business. This strategy previously included restructuring the Company to concentrate on its core telephony assets. However, given the rapidly changing dynamics of the Russian telecommunications industry, including mergers and consolidations among the largest telecommunications firms in Russia, and the Company's goal of maximizing shareholder value, the Company has re-examined its core and non-core assets. The Company has determined that all businesses, including telephony, will be considered for possible sale.

        As a result of this revised strategy, the Company has held preliminary discussions with certain Russian companies regarding merging its Russian telephony holdings, so far without substantial progress toward a transaction. The Company does not anticipate consummating any major telephony asset sales for at least the next nine to eighteen months.

        In regards to the Company's cash repatriation strategies, on June 27, 2002, the Company had announced that since May 15, 2002 it had repatriated approximately $8.1 million of net cash dividends from PeterStar, its competitive local exchange carrier in St. Petersburg, and SAC, which owns Radio 7 in Moscow. The Company further announced that these dividend payments reflect the 2001 financial performance of the two businesses, and accordingly, the Company did not anticipate additional dividend payments from these two businesses until the financial results for the 2002 fiscal year of these businesses are presented and approved by their respective Boards of Directors.

        However, the Company cannot assure you that it will be successful in selling any of its assets or that any such sales will raise enough cash to be able to relieve its liquidity issues. The Company is also subject to legal and contractual restrictions, including under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sale of its assets or those of its business ventures or subsidiaries.

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

        The Communications Group has historically been dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its business ventures. Many of the Communications Group's business ventures operate or invest in business operations, such as cable television, fixed telephony and cellular telecommunications, that require significant capital investment in order to construct, develop and maintain operational systems and market their services. The Communications Group's business ventures capital expenditure programs anticipate aggregate cash outlays of $26.0 million throughout the rest of 2002 in order to meet their respective business plans.

        Until the Communications Group's operations generate sufficient positive cash flow, the Communications Group will require capital to fund its operations. The Company believes that if more of the Communications Group's business ventures reduce their dependence on the Company for funding, the Communications Group may be able to finance its own operations and commitments from its operating cash flow and may be able to attract its own financing from third parties. There can be no assurance, however, that more of the Communications Group's business ventures will become less dependent on the Company, or that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable. As a result, the Communications Group's business ventures may continue to depend upon the Company for its financing needs. The Company will not be able to satisfy those needs unless it resolves its liquidity issues favorably, and even if it does so, may not be able to meet the business venture's financing needs, and, in that event, the business venture's growth and/or continued viability will be substantially impaired.

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

        In July 2002, the Company commenced a rights offering to the existing minority shareholders of MCC. This rights offering was prompted by a determination by the Company's management that it would most likely not be able to continue to fund the operations or the minimum capital contributions required under the existing charter documents for MCC's operating subsidiaries. The offering, which expired on August 22, 2002 failed to raise the minimum funding required. Management is presently considering how it will proceed with respect to MCC. The Company took a charge to earnings in the three months ended June 30, 2002 totaling $0.9 million to record MCC at the Company's best estimate as to the value that will be realized from the disposition of its ownership in MCC and/or the operating subsidiaries of MCC.

        As of June 30, 2002, the Communications Group had unfunded commitments to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $39.5 million. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the business venture's business plan. To the extent that the Communications Group does not approve a business venture's business plan, the Communications Group is not required to provide funds to that business venture under the credit line.

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

        Since it is possible that Snapper will not remain in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $31.0 million as a current liability. The Company may be required to seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

        If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, then it would also be in default under its floor plan financing agreement, which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing. The agreements governing the initial and amended Loan and Security Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At June 30, 2002, Snapper's outstanding liability for its term loans and line of credit was $31.0 million.

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

        The Senior Discount Notes are redeemable at the sole option of the Company only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption. Upon the occurrence of a change of control of the Company (as defined in the indenture for the Senior Discount Notes (the "Indenture")), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase. The Indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

Convertible Preferred Stock

        The Company has outstanding a total of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of June 30, 2002, total dividends in arrears were $18.8 million. If the Company does not pay the dividend on the preferred stock for six consecutive quarters (after the quarterly dividend period ended September 15, 2002, if no dividends are paid for any earlier quarterly dividend periods in 2002), holders of the preferred stock would have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

Corporate Overhead Costs

        In 2001 and 2000, the Company's corporate overhead costs were $36.0 million, and $44.5 million, respectively. The principal components of the Company's corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs such as insurance and regulatory compliance costs. The Company currently anticipates that its 2002 corporate overhead costs will range from approximately $25.0 million to $30.0 million, depending upon the Company's ability to execute its current strategy to reduce expenditures. As of June 30, 2002, the Company's year-to-date corporate overhead costs were $18.1 million, of which $13.3 million was paid in cash during the year to date. Management continues to believe that its estimate for 2002 corporate overhead costs will fall within the range discussed above.

        Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit as to which it can reduce its corporate cost structure without losing its ability to provide the appropriate level of management oversight.

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at June 30, 2002 are summarized as follows (in thousands):

Snapper-Textron floor plan repurchase obligations	$37,400
Credit line commitments	34,500
Snapper credit line guarantee	15,000
Non-cancelable purchase agreements	9,200
Snapper floor plan guarantee	7,600
Loan guarantees	7,400
Capital commitments (See Note 14)	5,000
Put agreements (See Note 14)	900

$117,000

        For further information regarding the nature of these contingent liabilities, see Note 12—Commitments and Contingencies in the Company's consolidated condensed financial statements contained herein.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserted that his termination was without cause and that he is entitled to the compensation provided for in his employment agreement. In May 2002, the arbitrators issued a decision awarding the former employee $1.6 million in damages (including pre-award interest, attorney's and arbitration fees). Such amounts have been accrued as of June 30, 2002. The Company is contesting the award in state court in New York.

Discussion of Changes in Financial Position

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Cash Flows from Operating Activities

        Cash provided by operating activities for the six months ended June 30, 2002 was $9.8 million, an improvement of $20.1 million from the same period in the prior year. Non-cash items decreased in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, principally as a result of a reduction in depreciation and amortization expense of $14.2 million. This was principally due to the adoption of SFAS No. 142. We anticipate that depreciation and amortization will be consistent for the remainder of fiscal year 2002. The Company recorded a $1.7 million gain on the disposal of its interest in Alma TV during 2002. The Company experienced an improvement in its results from unconsolidated investees of $8.8 million, principally from cable television business ventures. The Company also has fully amortized the discount on its Senior Discount Notes and recorded an asset impairment charge relative to its China e-commerce businesses which affects the comparability to prior year. In addition, the Company recorded a non-cash charge of $2.4 million in the six months ended June 30, 2001, due to the adoption of EITF No. 01-9.

        Changes in operating assets and liabilities for the six months ended June 30, 2002 resulted in cash inflows of $19.5 million, principally as a result of a $12.8 million decrease in inventories (principally from sales of Snapper inventories), an $11.9 million increase in accounts payable and accrued expenses offset by a $1.9 million increase in accounts receivable. Changes in operating assets and liabilities for the six months ended June 30, 2001 resulted in cash outflows of $15.9 million, principally as a result of a decrease in accounts payable and accrued expenses of $19.1 million offset by a decrease in accounts receivable of $3.8 million.

Cash Flows from Investing Activities

        Cash provided by investing activities for the six months ended June 30, 2002 amounted to $2.9 million as compared to a use of cash of $14.7 million cash used in investing activities for the six months ended June 30, 2001. This change is principally due to the $8.5 million net proceeds from the sale of the Company's interest in Alma TV and reductions in purchases of property, plant and equipment during the current year. In addition, the Company purchased an additional equity interest in one of its subsidiaries in the six months ended June 30, 2001, which resulted in cash outflows of $3.6 million.

Cash Flows from Financing Activities

        Cash used in financing activities was $18.6 million for the six months ended June 30, 2002 as compared to $4.0 million for the same period in the prior year. The increased use of cash in 2002 was due to a $3.4 million dividend paid to the minority interests in PeterStar and a net use of $15.2 million due to debt repayments (net of additional draws), primarily representing payments on Snapper's line of credit. In the first six months of 2001, the Company's net payment on outstanding debt totaled $0.2 million.

Results of Operations

        The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

Communications Group

Overview

        The Communications Group has operations in Eastern Europe and the Commonwealth of Independent States ("CIS") and e-commerce related businesses in China. The Communications Group provides the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television; (iv) radio broadcasting; and (v) China e-commerce and other.

        On June 27, 2002, the Company announced that in connection with a change in its strategy to sell certain assets it had hired United Financial Group, a Russian based investment advisor, to assist the Company in evaluating certain offers that it has received for its Russian and Georgian telephony businesses. The Company had previously indicated that selling non-core assets was a goal of the Company to help improve liquidity and narrow the focus of its business. This strategy previously included restructuring the Company to concentrate on its core telephony assets. However, given the rapidly changing dynamics of the Russian telecommunications industry, including mergers and consolidations among the largest telecommunications firms in Russia, and the Company's goal of maximizing shareholder value, the Company has re-examined its core and non-core assets. The Company has determined that all businesses, including telephony, will be considered for possible sale.

        As a result of this revised strategy, the Company has held preliminary discussions with certain Russian companies regarding merging its Russian telephony holdings, so far without substantial progress toward a transaction. The Company does not anticipate consummating any major telephony asset sales for at least the next nine to 18 months.

        The Communications Group's consolidated revenues represented 43% and 40% of the Company's total revenues for the six months ended June 30, 2002 and 2001, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Segment Information

        The following tables set forth operating results for the three and six months ended June 30, 2002 and 2001, for the Company's Communications Group and Snapper.

Segment Information
Three months ended June 30, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$17,369	$2,350	$3,669	$3,255	$40	$50,339	$225	$77,247
Cost of sales and operating expenses	4,673	610	806	—	—	34,354	(224)	40,219
Selling, general and administrative	7,807	1,497	1,828	3,382	1,120	11,922	8,900	36,456
Depreciation and amortization	3,492	351	1,042	398	60	1,113	1,958	8,414
Asset impairment charge	—	—	—	—	862	—	—	862

Operating income (loss)	1,397	(108)	(7)	(525)	(2,002)	2,950	(10,409)	(8,704)
Unconsolidated Business Ventures
Revenues	$26,983	$13,197	$6,425
Costs of sales and operating expenses	14,929	2,186	1,314
Selling, general and administrative	5,659	2,522	2,993
Depreciation and amortization	5,784	3,920	2,024
Asset impairment charge	440	—	—

Operating income (loss)	171	4,569	94
Net income (loss)	(2,327)	2,305	450
Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(5,721)	1,672	1,712					(2,337)
Interest expense								(7,345)
Interest income								886
Gain on disposition of business								1,710
Other income, foreign currency, and minority interest								(1,067)
Income tax expense								(1,575)

Net loss								$(18,432)

Note 1: Equity in income (losses) of and writedown of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Segment Information
Three months ended June 30, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$22,273	$2,964	$2,887	$2,714	$132	$45,073	$441	$76,484
Cost of sales and operating expenses	8,162	887	646	—	76	28,755	69	38,595
Selling, general and administrative	4,918	2,050	563	3,276	437	11,760	9,786	32,790
Depreciation and amortization	4,498	1,109	1,378	344	24	1,392	7,163	15,908
Asset impairment charge	—	—	—	—	—	—	—	—

Operating income (loss)	4,695	(1,082)	300	(906)	(405)	3,166	(16,577)	(10,809)
Unconsolidated Business Ventures
Revenues	$23,136	$10,935	$4,644	$525	$231
Costs of sales and operating expenses	11,705	2,204	5,098	7	94
Selling, general and administrative	6,113	3,730	(2,193)	384	118
Depreciation and amortization	5,258	3,184	1,978	33	6

Operating income (loss)	60	1,817	(239)	101	13
Net income (loss)	(494)	893	(2,041)	75	(54)
Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(1,407)	407	(3,143)	102	(55)			(4,096)
Interest expense								(6,242)
Interest income								185
Other income, foreign currency, and minority interest								533
Income tax expense								(1,997)

Net loss								$(22,426)

Note 1: Equity in income (losses) of and writedown of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Segment Information
Six months ended June 30, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$39,740	$4,838	$7,253	$8,592	$40	$81,878	$443	$142,784
Cost of sales and operating expenses	14,954	1,366	1,527	—	—	55,704	(401)	73,150
Selling, general and administrative	13,566	3,103	3,895	7,982	2,369	20,693	18,054	69,662
Depreciation and amortization	7,013	660	2,056	800	117	2,213	4,632	17,491
Asset impairment charge	—	—	—	—	862	—	—	862

Operating income (loss)	4,207	(291)	(225)	(190)	(3,308)	3,268	(21,842)	(18,381)
Unconsolidated Business Ventures
Revenues	$48,076	$26,399	$12,788
Costs of sales and operating expenses	25,861	4,113	2,641
Selling, general and administrative	11,030	4,928	6,294
Depreciation and amortization	11,396	7,669	3,904
Asset impairment charge	440	—	—

Operating income (loss)	(651)	9,689	(51)
Net income (loss)	(3,758)	7,337	(1,017)
Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(6,966)	4,009	1,130					(1,827)
Interest expense								(13,271)
Interest income								1,246
Gain on disposition of business								1,710
Other income, foreign currency, and minority interest								(1,690)
Income tax expense								(3,394)

Net loss								$(35,607)

Note 1: Equity in income (losses) of and writedown of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Segment Information
Six months ended June 30, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	China e-commerce and Other	Snapper	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$43,748	$5,994	$6,205	$7,160	$457	$97,011	$1,002	$161,577
Cost of sales and operating expenses	16,148	1,922	2,042	—	303	62,891	594	83,900
Selling, general and administrative	11,953	3,976	2,649	6,381	2,429	23,601	16,044	67,033
Depreciation and amortization	8,819	2,303	3,096	847	282	2,731	13,588	31,666
Asset impairment charge	—	—	—	—	—	—	—	—

Operating income (loss)	6,828	(2,207)	(1,582)	(68)	(2,557)	7,788	(29,224)	(21,022)
Unconsolidated Business Ventures
Revenues	$46,123	$22,311	$11,169	$896	$545
Costs of sales and operating expenses	23,542	4,334	7,518	7	204
Selling, general and administrative	11,817	6,639	3,278	851	237
Depreciation and amortization	11,088	6,121	4,950	124	60

Operating income (loss)	(324)	5,217	(4,577)	(86)	44
Net income (loss)	(2,367)	3,571	(8,706)	(123)	(98)
Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(2,996)	2,065	(8,640)	(435)	(598)			(10,604)
Interest expense								(12,410)
Interest income								1,833
Other income, foreign currency, and minority interest								138
Income tax expense								(4,335)
Cumulative effect of a change in accounting principle								(2,363)

Net loss								$(48,763)

Note 1: Equity in income (losses) of and writedown of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

COMMUNICATIONS GROUP

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $4.9 million to $17.4 million for the three months ended June 30, 2002 as compared to $22.3 million for the three months ended June 30, 2001. This decrease was primarily attributable to Technocom, offset by increases at PeterStar and Baltic Communications Ltd. ("BCL"). Revenues at Technocom decreased by $7.7 million to $0.5 million for the three months ended June 30, 2002 as compared to $8.2 million for the three months ended June 30, 2001. Substantially all of the revenues in Technocom are attributable to its subsidiary, Teleport-TP. Teleport-TP revenues have not been included in the Company's consolidated revenues subsequent to March 31, 2002, as the Company no longer consolidates the results of Teleport-TP. Until certain control issues are resolved, the results of Teleport-TP will be included in the results of operations of equity investees. Revenues at PeterStar increased by $2.5 million to $14.3 million for the three months ended June 30, 2002 as compared to $11.8 million for the three months ended June 30, 2001. Such growth is due to increased subscriber base and improvement of economic conditions in St. Petersburg. As a result of customer demand, revenues at BCL increased by $0.3 million to $2.0 million for the three months ended June 30, 2002 as compared to $1.7 million for the three months ended June 30, 2001.

        Gross margin.    Fixed telephony gross margin decreased by $1.4 million to $12.7 million for the three months ended June 30, 2002 as compared to $14.1 million for the three months ended June 30, 2001. This decrease is principally due to a decrease in gross margin at Technocom offset by an increase of gross margin at PeterStar. Gross margin at Technocom decreased by $3.3 million since Teleport's results are now included in unconsolidated results of operations. Gross margin at PeterStar increased by $2.0 million due to favorable changes in product mix and greater utilization of capacity.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses increased by $2.9 million to $7.8 million for the three months ended June 30, 2002 as compared to $4.9 million for the three months ended June 30, 2001. This increase in selling, general and administrative expenses was principally the result of increases at Technocom, offset by Teleport-TP no longer being consolidated, and increase at our BCL businesses. Technocom's selling, general and administrative expenses increased $1.9 million due to the recording of a $2.5 million provision in the three months ended June 30, 2002 associated with doubtful accounts, and we realized a $0.4 million refund of turnover taxes in the three months ended June 30, 2001. These increases were offset by the impact of no longer including Teleport-TP in the consolidated results of Technocom, which reduced current year expenses by $1.1 million. Additionally, BCL's selling, general and administrative expenses increased $0.8 million primarily due to a provision in the three months ended June 30, 2002 associated with doubtful accounts.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $1.0 million to $3.5 million for the three months ended June 30, 2002 as compared to $4.5 million for the three months ended June 30, 2001. This decrease is principally related to the reduced depreciation of $1.0 million at Technocom due to the impairment of certain fixed assets recorded in the fourth quarter of the year ended December 31, 2001 and Teleport-TP no longer being consolidated.

Wireless Telephony

        Revenues.    Wireless telephony revenues decreased by $0.6 million to $2.4 million for the three months ended June 30, 2002 as compared to $3.0 million for the three months ended June 30, 2001. This decrease in revenues is due to increased competition at ALTEL from two GSM competitors. While the subscriber base at ALTEL is increasing, the revenue per subscriber is declining due to lower usage prepaid subscribers.

        Gross margin.    Wireless telephony gross margin decreased $0.3 million to $1.7 million for the three months ended June 30, 2002 as compared to $2.0 million for the three months ended June 30, 2001. This decrease is due principally to the reduction in ALTEL revenues. However, ALTEL's gross margin declined to a lesser degree than revenues due to the installation of anti-fraud equipment which reduced the amount of services previously lost to cloned cellular telephones.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $0.6 million to $1.5 million for the three months ended June 30, 2002 as compared to $2.1 million for the three months ended June 30, 2001. This decrease is principally related to ALTEL's management's efforts to contain costs in line with the reductions in revenue.

        Depreciation and amortization.    Wireless telephony depreciation and amortization decreased from $1.1 million for the three months ended June 30, 2001 to $0.4 million for the three months ended June 30, 2002. This decrease is principally due to the write-down of a substantial portion of the fixed assets at ALTEL in the fourth quarter of 2001.

Cable Television

        Revenues.    Cable television revenues increased by $0.8 million to $3.7 million for the three months ended June 30, 2002 as compared to $2.9 million for the three months ended June 30, 2001. This increase in revenues is due principally to an increase in revenues of $0.3 million at Sun TV and $0.2 million at Ayety TV.

        Gross margin.    Cable television gross margin increased by $0.7 million to $2.9 million for the three months ended June 30, 2002 as compared to $2.2 million for the three months ended June 30, 2001. This increase is due principally to increases in gross margin at Ayety TV and Sun TV. Gross margin at Ayety TV and Sun TV increased by $0.3 million and $0.2 million, respectively, primarily due to increases in revenue, with minimal increases in costs.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $1.2 million to $1.8 million for the three months ended June 30, 2002 as compared to $0.6 million for the three months ended June 30, 2001. This increase is due principally to increases in expenses at Ayety TV, Vilsat TV and Sun TV. In 2001, certain intercompany balances were reversed at the segment level which reduced the selling, general and administrative expenses. Such amounts eliminate in consolidation. No such reversal occurred in 2002.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.4 million to $1.0 million for the three months ended June 30, 2002 as compared to $1.4 million for the three months ended June 30, 2001.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $0.6 million to $3.3 million for the three months ended June 30, 2002 as compared to $2.7 million for the three months ended June 30, 2001. This increase in revenues is due principally to increases in revenue at AS Trio LSL ("Trio"), Juventus and Oy Metromedia Finland Ab. Revenues increased by $0.3 million for the three months ended June 30, 2002 due to the consolidation of Trio's results from September 2001. Revenues at Oy Metromedia Finland Ab increased by $0.2 million to $0.2 million for the three months ended June 30, 2002 as compared to nil for the three months ended June 30, 2001. Revenues at Juventus increased by $0.2 million to $0.9 million for the three months ended June 30, 2002 as compared to $0.7 million for the three months ended June 30, 2001.

        Selling, general and administrative.    Radio selling, general and administrative expenses increased by $0.1 million to $3.4 million for the three months ended June 30, 2002 as compared to $3.3 million for the three months ended June 30, 2001. This increase is principally due to increases at Trio and Oy Metromedia Finland Ab. Selling, general and administrative at Trio increased by $0.3 million due to the consolidation of Trio's results from September 2001. Selling, general and administrative at Oy Metromedia Finland Ab increased by $0.2 million to $0.5 million for the three months ended June 30, 2002 as compared to $0.3 million for the three months ended June 30, 2001.

        Depreciation and amortization.    Radio depreciation and amortization expense remained consistent at $0.4 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

China e-commerce and Other

        Revenues.    China e-commerce and other operations revenues were nil for the three months ended June 30, 2002 as compared to $0.1 million for the three months ended June 30, 2001.

        Selling, general and administrative.    China e-commerce and other operations selling, general and administrative expenses increased to $1.1 million for the three months ended June 30, 2002 as compared to $0.4 million for the three months ended June 30, 2001. This change is principally due to the reversal of a $1.2 million tax liability in June 2001 which reduced selling, general and administrative expenses in the three months ended June 30, 2001. This change was somewhat offset by cost savings realized in 2002.

        Depreciation and amortization.    China e-commerce and other operations depreciation and amortization expense remained consistent at $0.1 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

        Asset impairment charge.    The Company recorded an asset impairment charge of $0.9 million in the three months ended June 30, 2002 due to management's evaluation of the carrying value of the China e-commerce businesses as compared to the fair value of such assets.

SNAPPER

        Revenues.    Snapper's sales for the three months ended June 30, 2002 were $50.3 million versus $45.1 million in 2001. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. 2002 sales were higher due to $3.4 million of higher riding mower sales to Wal-Mart due to Wal-Mart shifting more shipments into the second quarter and $1.4 million higher riding mower sales to dealers due to a later selling season start-up.

        Gross margin.    Gross margin for the three months ended June 30, 2002 was $16.0 million versus $16.3 million in 2001. Margins decreased from 36.2% in 2001 to 31.7% in 2002 due to reduced plant production.

        Selling, general and administrative.    Selling, general and administrative expenses for the three months ended June 30, 2002 were $11.9 million versus $11.8 million in 2001. 2002 expenses were higher due to $0.1 million higher research and development costs due to benefit and supplies costs.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level decreased from $9.8 million in the three months ended June 30, 2001 to $8.9 million for the three months ended June 30, 2002. This is principally due to reductions in the Company's management fee with Metromedia Company.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $7.2 million in the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002. This principally related to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level, the deconsolidation of Teleport-TP, and intangibles written down in the fourth quarter of 2001.

        Interest expense.    Interest expense for the three months ended June 30, 2002 increased by $1.1 million to $7.3 million for the three months ended June 30, 2001 as compared to $6.2 million for the three months ended June 30, 2001. The increase in interest was principally due to the higher outstanding balance of debt during the three month period ended June 30, 2002.

        Interest income.    Interest income increased by $0.7 million to $0.9 million for the three months ended June 30, 2002 as compared to $0.2 million for the three months ended June 30, 2001. This increase is principally due to an increase in funds at corporate headquarters for the three months ended June 30, 2002 as compared to the same period in the prior year.

        Equity in losses of and write-down of investment in unconsolidated investees.    Equity in losses of and write-down of investment in unconsolidated investees decreased by $1.8 million to a loss of $2.3 million for the three months ended June 30, 2002 as compared to a loss of $4.1 million for the three months ended June 30, 2001. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on disposition of business.    On May 24, 2002, the Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on the transaction.

        Income tax expense.    Income tax expense decreased by $0.4 million to $1.6 million for the three months ended June 30, 2002 as compared to $2.0 million for the three months ended June 30, 2001. The income tax expense in 2002 and 2001 is principally from foreign income taxes on PeterStar's operations. The reduction is due to the new lowered tax rate in Russia and finalization of the 2001 tax assessment.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $3.9 million to $27.0 million for the three months ended June 30, 2002 as compared to $23.1 million for the three months ended June 30, 2001. This increase was principally attributable to the inclusion of Teleport-TP revenues offset by revenue declines at Telecom Georgia and at Comstar. Revenues at Teleport-TP amounted to $7.5 million and are included due to the change in reporting of Teleport-TP. Revenues at Telecom Georgia decreased by $2.5 million to $3.8 million for three months ended June 30, 2002 as compared to $6.3 million for three months ended June 30, 2001. In addition Comstar had a $0.8 million reduction in revenues as compared to prior year. These decreases in revenues are principally due to increased competition and rate declines.

        Gross margin.    Fixed telephony gross margin increased by $0.7 million to $12.1 million for the three months ended June 30, 2002 as compared to $11.4 million for the three months ended June 30, 2001. This increase is principally due to Teleport-TP offset by decreases at Comstar and Telecom Georgia. Teleport-TP contributed $1.7 million to the gross margin for 2002. Gross margin at Telecom Georgia decreased by $1.1 million to $0.9 million for the three months ended June 30, 2002 as compared to $2.0 million for the three months ended June 30, 2001, due to lower rates and increased competition. Gross margin at Comstar remained consistent. The reduction in revenues was offset by reductions in termination costs to third parties.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $0.4 million to $5.7 million for the three months ended June 30, 2002 as compared to $6.1 million for the three months ended June 30, 2001. The inclusion of Teleport-TP resulted in additional expenses totaling $1.0 million offset by decreases in expenses at Comstar and Telecom Georgia.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased to $5.8 million for the three months ended June 30, 2002 as compared to $5.3 million for the three months ended June 30, 2001, principally due to Comstar and Teleport-TP.

        Asset impairment charge.    During the second quarter 2002, Comstar wrote down certain assets totaling $0.4 million related to one of its locations.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $2.3 million to $13.2 million for the three months ended June 30, 2002 as compared to $10.9 million for the three months ended June 30, 2001. This increase was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia. Revenues at Magticom increased by $2.5 million to $10.5 million for three months ended June 30, 2002 as compared to $8.0 million for three months ended June 30, 2001. This increase in revenues is due to strong growth in the subscriber base.

        Gross margin.    Wireless telephony gross margin increased by $2.3 million to $11.0 million for the three months ended June 30, 2002 as compared to $8.7 million for the three months ended June 30, 2001. This increase was due primarily to the increase in gross margin at Magticom. Gross margin at Magticom increased by $2.1 million to $8.9 million for the three months ended June 30, 2002 as compared to $6.8 million for the three months ended June 30, 2001. This increase is due to the strong revenue growth with fixed costs held relatively constant.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $1.2 million to $2.5 million for the three months ended June 30, 2002 as compared to $3.7 million for the three months ended June 30, 2001. This decrease is principally related to decreased expenses at BELCEL and Magticom. Selling, general and administrative expenses at BELCEL decreased by $0.8 million to $0.4 million for the three months ended June 30, 2002 as compared to $1.2 million for the three months ended June 30, 2001. This decrease is principally related to certain accruals recorded in 2001, which are not required in 2002. Selling, general and administrative expenses at Magticom decreased by $0.4 million to $1.9 million for the three months ended June 30, 2002 as compared to $2.3 million for the three months ended June 30, 2001.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense increased by $0.7 million to $3.9 million for the three months ended June 30, 2002 as compared to $3.2 million for the three months ended June 30, 2001. This increase is due principally to Magticom. Depreciation and amortization at Magticom increased by $0.8 million to $3.1 million for the three months ended June 30, 2002 as compared to $2.3 million for the three months ended June 30, 2001. This increase is principally related to capital expenditures supporting network expansion and increasing subscriber capacity.

Cable Television

        Revenues.    Cable television revenues increased by $1.8 million to $6.4 million for the three months ended June 30, 2002 as compared to $4.6 million for the three months ended June 30, 2001. Revenues at Kosmos TV increased by $0.5 million to $1.8 million for the three months ended June 30, 2002 as compared to $1.3 million for the three months ended June 30, 2002. Revenues at Cosmos TV increased by $0.3 million to $0.6 million for the three months ended June 30, 2002 as compared to $0.3 million for the three months ended June 30, 2002.

        Gross margin.    Cable television gross margin increased by $5.6 million to $5.1 million for the three months ended June 30, 2002 as compared to a negative gross margin of $0.5 million for the three months ended June 30, 2001. This increase is primarily related to Kosmos TV. Gross margin at Kosmos TV increased by $2.5 million to $1.4 million for the three months ended June 30, 2002 as compared to a negative gross margin of $1.1 million for the three months ended June 30, 2001. This was principally related to adjustments to cumulative expenses at Kosmos TV and Kamalak TV during the second quarter of 2001.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $5.2 million to $3.0 million for the three months ended June 30, 2002 as compared to negative expenses of $2.2 million for the three months ended June 30, 2001. In 2001 certain intercompany balances at Kosmos TV and Kamalak TV were reversed at the segment level which reduced the selling, general and administrative expenses. Such amounts eliminate in consolidation. No such reversal occurred in 2002.

        Depreciation and amortization.    Cable television depreciation and amortization expense remained constant at $2.0 million for the three months ended June 30, 2002 and 2001.

Radio Broadcasting

        Radio broadcasting activities for unconsolidated investees in 2002 ceased since Trio Radio has been consolidated beginning September 2001.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

COMMUNICATIONS GROUP

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $4.0 million to $39.7 million for the six months ended June 30, 2002 as compared to $43.7 million for the six months ended June 30, 2001. This decrease was primarily attributable to Technocom, offset in part by increases at PeterStar and BCL. Revenues at PeterStar increased by $3.2 million to $26.9 million for the six months ended June 30, 2002 as compared to $23.7 million for the six months ended June 30, 2001. This increase in revenues is due to growth in underlying business and residential services revenue. Such growth is due to increased subscriber base and improvement of economic conditions in St. Petersburg. Revenues at BCL increased by $0.5 million to $3.9 million for the six months ended June 30, 2002 as compared to $3.4 million for the six months ended June 30, 2001. Revenues at Technocom decreased by $7.8 million. Substantially all of the revenues in Technocom are attributable to its subsidiary, Teleport-TP. Teleport-TP revenues are not included in the Company's consolidated revenues subsequent to March 31, 2002, as the Company no longer consolidates the results of Teleport-TP. Until certain control issues are resolved, the results of Teleport-TP will be included in the results of operations of equity investees.

        Gross margin.    Fixed telephony gross margin decreased by $2.8 million to $24.8 million for the six months ended June 30, 2002 as compared to $27.6 million for the six months ended June 30, 2001. This decrease is principally due to a decrease in gross margin at Technocom offset in part by an increase at PeterStar. Gross margin at Technocom decreased by $4.6 million to $2.2 million for the six months ended June 30, 2002 as compared to $6.8 million for the six months ended June 30, 2001, principally due to the deconsolidation of Teleport-TP.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses increased by $1.6 million to $13.6 million for the six months ended June 30, 2002 as compared to $12.0 million for the six months ended June 30, 2001. This increase in selling, general and administrative expenses was principally the result of increases at Technocom offset by Teleport-TP no longer being consolidated, and increase at our BCL businesses offset by cost savings at PeterStar. Technocom's selling, general and administrative expenses increased $1.4 million due to the recording of a $2.5 million provision in the three months ended June 30, 2002 associated with doubtful accounts, and we realized a $0.4 million refund of turnover taxes in the three months ended June 30, 2001. These increases were offset by no longer including Teleport-TP in the consolidated results of Technocom, which reduced current year expenses by $1.1 million. Additionally, BCL's selling, general and administrative expenses increased $0.7 million primarily due to a provision in the three months ended June 30, 2002 associated with doubtful accounts. These increases were further offset by $0.5 million in cost savings at PeterStar.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $1.8 million to $7.0 million for the six months ended June 30, 2002 as compared to $8.8 million for the six months ended June 30, 2001. This decrease is principally related to the reduced fixed asset base due to the impairment charge taken in the fourth quarter of 2001 and the deconsolidation of Teleport-TP.

Wireless Telephony

        Revenues.    Wireless telephony revenues decreased by $1.2 million to $4.8 million for the six months ended June 30, 2002 as compared to $6.0 million for the six months ended June 30, 2001. This decrease in revenues is due to increased competition at ALTEL from two GSM competitors. While the subscriber base at ALTEL is increasing, the increases are primarily from lower usage prepaid subscribers.

        Gross margin.    Wireless telephony gross margin decreased by $0.6 million to $3.5 million for the six months ended June 30, 2002 as compared to $4.1 million for the six months ended June 30, 2001. This decrease is due principally to the reduction in ALTEL revenues.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $0.9 million to $3.1 million for the six months ended June 30, 2002 as compared to $4.0 million for the six months ended June 30, 2001. This decrease is principally related to management efforts to contain costs in line with the reductions in revenue.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense decreased by $1.6 million to $0.7 million for the six months ended June 30, 2002 as compared to $2.3 million for the six months ended June 30, 2001. This decrease is due to the impairment of certain fixed assets recorded at ALTEL in the fourth quarter of the year ended December 31, 2001.

Cable Television

        Revenues.    Cable television revenues increased by $1.1 million to $7.3 million for the six months ended June 30, 2002 as compared to $6.2 million for the six months ended June 30, 2001. This increase in revenues is due principally to an increase in revenues of $0.3 million at both Ayety TV and Sun TV.

        Gross margin.    Cable television gross margin increased by $1.5 million to $5.7 million for the six months ended June 30, 2002 as compared to $4.2 million for the six months ended June 30, 2001. This increase is due principally to increases in gross margin at Ayety TV and Sun TV. Gross margin at Ayety TV and Sun TV increased by $0.6 million and $0.5 million, respectively, primarily due to increases in revenue while cost of sales decreased due to non-recurring accruals that were recorded in 2001.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $1.3 million to $3.9 million for the six months ended June 30, 2002 as compared to $2.6 million for the six months ended June 30, 2001. This increase is due principally to an increase in Ayety TV offset by a reversal of intercompany balances at the segment level in 2001, which did not occur in 2002. Such reversal amounts eliminate in consolidation. Expenses at Romsat decreased by $0.4 million to $1.2 million and expenses at Sun TV increased by $0.4 million to $0.6 million as compared to $0.2 million.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $1.0 million to $2.1 million for the six months ended June 30, 2002 as compared to $3.1 million for the six months ended June 30, 2001. Such decrease is due to certain fixed assets at Romsat TV and Ayety TV becoming fully depreciated.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $1.4 million to $8.6 million for the six months ended June 30, 2002 as compared to $7.2 million for the six months ended June 30, 2001. This increase in revenues is due principally to increases in revenue at Trio and Juventus. Revenues at Trio increased by $0.7 million for the six months ended June 30, 2002 due to the consolidation of Trio's results from September 2001. Revenues at Juventus increased by $0.4 million to $2.2 million for the six months ended June 30, 2002 as compared to $1.8 million for the six months ended June 30, 2002. In addition, Oy Metromedia Finland Ab increased by $0.4 million.

        Selling, general and administrative.    Radio broadcasting selling, general and administrative expenses increased by $1.6 million to $8.0 million for the six months ended June 30, 2002 as compared to

$6.4 million for the six months ended June 30, 2001. This increase is principally due to increases at Juventus, Trio and Oy Metromedia Finland Ab. Selling, general and administrative at Juventus increased by $0.8 million to $2.8 million for the six months ended June 30, 2002 as compared to $2.0 million for the six months ended June 30, 2001. This increase is due to increases in license fees combined with increases in operating expenses associated with the acquisitions completed during 2001. Selling, general and administrative expenses at Oy Metromedia Finland Ab increased by $0.8 million to $1.1 million for the six months ended June 30, 2002 as compared to $0.3 million for the six months ended June 30, 2001. Selling, general and administrative at Radio Trio increased by $0.8 million due to the consolidation of the venture from September 2001 and as such the results of Radio Trio were not included in the six months ended June 30, 2001. These increases were partially offset by reductions at Radio 7, Skonto Radio, and Radio 1 totaling $0.8 million.

        Depreciation and amortization.    Radio broadcasting depreciation and amortization expense remained consistent at $0.8 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

China e-commerce and Other

        Revenues.    China e-commerce and other operations revenues decreased by $0.5 million to nil for the six months ended June 30, 2002 as compared to $0.5 million for the six months ended June 30, 2001. Such reduction is a result of the Company disposing of its 66cities.com business in the fourth quarter of 2001.

        Gross margin.    China e-commerce and other operations gross margin decreased $0.2 million to nil for the six months ended June 30, 2002 as compared to a gross margin of $0.2 million for the six months ended June 30, 2001.

        Selling, general and administrative.    China e-commerce and other operations selling, general and administrative expenses remained consistent at $2.4 million for the six months ended June 30, 2002 and 2001.

        Depreciation and amortization.    China e-commerce and other operations depreciation and amortization expense decreased by $0.2 million to $0.1 million for the six months ended June 30, 2002 as compared to $0.3 million for the six months ended June 30, 2001.

        Asset impairment charge.    The Company recorded an asset impairment charge of $0.9 million in the second quarter of 2002 due to management's evaluation of the carrying value of the China e-commerce businesses as compared to the fair value of such assets.

SNAPPER

        Revenues.    Snapper's sales for the six months ended June 30, 2002 were $81.9 million versus $97.0 million for 2001. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. The 2002 sales decline was due to a $10.1 million reduction in sales to Wal-Mart caused by weaker demand, a $2.1 million decrease in sales of parts and accessories due primarily to the elimination of two distributors in the third quarter of 2001, $1.5 million lower sales of utility vehicles due to new product roll-out in 2001, and $1.3 million lower snow thrower sales due to less snow in 2002.

        Gross margin.    Gross margin for the six months ended June 30, 2002 was $26.2 million compared to $34.1 million in 2001. Gross margin was lower in 2002 due to lower sales noted above, along with lower gross margins. Gross margins decreased from 35.1% in 2001 to 31.9% in 2002 due to reduced plant production.

        Selling, general and administrative.    Selling, general and administrative expenses for the six months ended June 30, 2002 were $20.7 million versus $23.6 million in 2001. 2002 expenses were lower due to $0.8 million lower distribution expenses due to lower sales, $0.8 million lower commissions paid to distributors and agents due to lower sales and due to two less distributors in 2002 versus 2001, $0.3 million lower bonus accruals due to lower sales and operating profit than 2001 and $0.2 million lower advertising costs for Wal-Mart due to 2001 costs being higher in the initial start-up phase. The remaining reduction of $0.8 million in 2002 expenses was due to across the board expense control measures in place to offset sales shortfalls.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level increased from $16.0 million in the six months ended June 30, 2001 to $18.1 million for the six months ended June 30, 2002. This is principally due to an increase in accruals for current litigation, estimated arbitration settlement with a former employee and legal and accounting costs incurred during the first six months of 2002. Such increases were offset by the reduction in the Company's management fee with Metromedia Company.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $13.6 million in the six months ended June 30, 2001 to $4.6 million for the six months ended June 30, 2002. This principally related to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level.

        Interest expense.    Interest expense for the six months ended June 30, 2002 increased by $0.9 million from $12.4 million for the six months ended June 30, 2001 to $13.3 million for the six months ended June 30, 2002. The increase in interest was principally due to higher interest expense on the Senior Discount Notes partially offset by lower interest rates and lower loan balances on Snapper's debt.

        Interest income.    Interest income decreased by $0.6 million to $1.2 million for the six months ended June 30, 2002 as compared to $1.8 million for the six months ended June 30, 2001. This decrease is principally due to a decrease in funds at corporate headquarters for the six months ended June 30, 2002 as compared to the same period in the prior year.

        Equity in losses of and write-down of investment in unconsolidated investees.    Equity in losses of unconsolidated investees decreased by $8.8 million to a loss of $1.8 million for the six months ended June 30, 2002 as compared to a loss of $10.6 million for the six months ended June 30, 2001. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on disposition of business.    On May 24, 2002, the Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on the transaction.

        Income tax expense.    Income tax expense decreased by $0.9 million to $3.4 million for the six months ended June 30, 2002 as compared to $4.3 million for the six months ended June 30, 2001. The income tax expense in 2002 and 2001 is principally from foreign income taxes on PeterStar's operations. The reduction is due to the new reduced tax rate in Russia and finalization of the 2001 tax assessment.

        Cumulative effect of a change in accounting principle.    The Company adopted the provisions of EITF No. 01-9 effective January 1, 2001. Accordingly, the Company recorded the cumulative effect of adoption as a charge to earnings of $2.4 million. There was no such similar charge in the six months ended June 30, 2002.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $2.0 million to $48.1 million for the six months ended June 30, 2002 as compared to $46.1 million for the six months ended June 30, 2001. This increase was principally attributable to the addition of Teleport-TP revenues of $7.2 partially offset by declines in revenue at Telecom Georgia and Comstar.

        Gross margin.    Fixed telephony gross margin decreased by $0.4 million to $22.2 million for the six months ended June 30, 2002 as compared to $22.6 million for the six months ended June 30, 2001. This decrease is principally due to decreases at Comstar and Telecom Georgia partially offset by the margin of $1.7 million at Teleport-TP. Gross margin at Comstar decreased by $0.6 million to $17.8 million for the six months ended June 30, 2002 as compared to $18.4 million for the six months ended June 30, 2001. The decline at Comstar is attributable to declining revenues somewhat offset by cost reductions for terminating traffic. Gross margin at Telecom Georgia decreased by $1.6 million to $2.1 million for the six months ended June 30, 2002 as compared to $3.7 million for the six months ended June 30, 2001, due to lower rates and increased competition.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $0.8 million to $11.0 million for the six months ended June 30, 2002 as compared to $11.8 million for the six months ended June 30, 2001. This decrease was principally the result of decreases in expenses at Telecom Georgia and Comstar. The decrease at Comstar was due to savings in advertising and marketing, and salaries and wages.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by $0.3 million to $11.4 million for the six months ended June 30, 2002 as compared to $11.1 million for the six months ended June 30, 2001.

        Asset impairment charge.    During the second quarter 2002, Comstar wrote-down certain assets totaling $0.4 million related to one of its locations.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $4.1 million to $26.4 million for the six months ended June 30, 2002 as compared to $22.3 million for the six months ended June 30, 2001. This increase was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia. Revenues at Magticom increased by $4.2 million to $20.9 million for six months ended June 30, 2002 as compared to $16.7 million for six months ended June 30, 2001. This increase in revenues is due to strong growth in the subscriber base.

        Gross margin.    Wireless telephony gross margin increased by $4.3 million to $22.3 million for the six months ended June 30, 2002 as compared to $18.0 million for the six months ended June 30, 2001. This increase was due primarily to the increase in gross margin at Magticom. Gross margin at Magticom increased by $3.7 million to $18.0 million for the six months ended June 30, 2002 as compared to $14.3 million for the six months ended June 30, 2001. This increase is due to the strong revenue growth with fixed costs held relatively constant.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $1.7 million to $4.9 million for the six months ended June 30, 2002 as compared to

$6.6 million for the six months ended June 30, 2001. This decrease is principally related to decreased expenses at BELCEL and Magticom. Selling, general and administrative expenses at BELCEL decreased by $1.3 million to $1.1 million for the six months ended June 30, 2002 as compared to $2.4 million for the six months ended June 30, 2001. This decrease is principally related to certain accruals recorded in 2001, which are not required in 2002. Selling, general and administrative expenses at Magticom decreased by $0.5 million to $3.3 million for the six months ended June 30, 2002 as compared to $3.8 million for the six months ended June 30, 2001. This decrease was due to a reduction of one time sales and marketing expenses that were incurred in the prior year.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense increased by $1.6 million to $7.7 million for the six months ended June 30, 2002 as compared to $6.1 million for the six months ended June 30, 2001. This increase is due principally to Magticom. Depreciation and amortization at Magticom increased by $1.7 million to $6.1 million for the six months ended June 30,2002 as compared to $4.4 million for the six months ended June 30, 2001. This increase is principally related to capital expenditures supporting network expansion and increasing subscriber capacity.

Cable Television

        Revenues.    Cable television revenues increased by $1.6 million to $12.8 million for the six months ended June 30, 2002 as compared to $11.2 million for the six months ended June 30, 2001. This increase in revenues is due principally to an increase in revenue from Kosmos TV. Revenues at Kosmos TV increased by $1.0 million to $3.6 million for the six months ended June 30, 2002 as compared to $2.6 million for the six months ended June 30, 2001.

        Gross margin.    Cable television gross margin increased by $6.4 million to $10.1 million for the six months ended June 30, 2002 as compared to $3.7 million for the six months ended June 30, 2001. This increase is primarily related to Kosmos TV and Kamalak TV. Gross margin at Kosmos TV increased by $3.2 million to $2.9 million for the six months ended June 30, 2002 as compared to a negative gross margin of $0.3 million for the six months ended June 30, 2001. This was principally related to adjustments to intercompany balances at Kosmos TV and Kamalak TV during the second quarter of 2001. Such amounts eliminate in consolidation. No such adjustments occurred in 2002.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $3.0 million to $6.3 million for the six months ended June 30, 2002 as compared to $3.3 million for the six months ended June 30, 2001. This increase is principally due to increases at Kosmos TV. Selling, general and administrative expenses at Kosmos TV increased by $2.2 million to $2.0 million for the six months ended June 30, 2002 as compared to negative expenses of $0.2 million for the six months ended June 30, 2001.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $1.1 million to $3.9 million for the six months ended June 30, 2002 as compared to $5.0 million for the six months ended June 30, 2001. This decrease was due to the abandonment of Kamalak TV and goodwill no longer being amortized at Kosmos TV.

Radio Broadcasting

        Radio broadcasting activities for unconsolidated investees in 2002 ceased since Trio Radio has been consolidated from September 2001.

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

          The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

New Accounting Pronouncements

Business Combinations and Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization (including that of goodwill included in Equity in losses of unconsolidated subsidiaries) for the three and six month periods ended June 30, 2001 totaled $4.0 million ($0.04 per share) and $8.5 million ($0.09 per share), respectively. In accordance with SFAS No. 142, goodwill was tested for transitional impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value except for our Snapper, Baltic Communications Limited and Sun TV reporting units. However, management has not completed the analysis to determine whether an impairment loss is appropriate for such reporting units as a result of adopting SFAS No. 142. Management expects to complete the fair value analysis of such reporting units prior to the end of the year ended December 31, 2002.

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

        Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $12,000 for the six months ended June 30, 2002. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest, which would be reflected as a reduction of revenues, of $15,000 for the six months ended June 30, 2002.

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

Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10-Q including, without limitation, statements under Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1. "Legal Proceedings"constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: liquidity issues facing the Company, including the restructuring of the Company's senior indebtedness; general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new business ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the CIS, China and selected other emerging markets, which may affect the Company's results of operations or limit or reduce the level of the Company's ownership interests in its business ventures; timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        Updated information on litigation and environmental matters subsequent to December 31, 2001 is as follows:

Fuqua Industries, Inc. Shareholder Litigation

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        On May 2, 2002, Chancellor Chandler issued a decision granting in part and denying in part plaintiffs' motion to compel production of documents. In his decision, the Chancellor determined that some of the documents as to which the Company had asserted the attorney-client privilege in the litigation would have to be produced, but declined to order the Company to produce documents for which the work product privilege had been asserted. The parties have completed document production and have participated in numerous depositions. Once discovery is completed, if not sooner, plaintiff's counsel will ask the Court to set a trial date. Depending on the Court's calendar, a trial could be set within four months of the date of the request.

RDM Sports Group, Inc.

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        With the support of the Court and in the interest of furthering settlement, the parties have agreed to submit to a non-binding mediation proceeding that is scheduled to take place in Atlanta, Georgia this September.

Barberis v. Kluge, et al.

        For a description of this proceeding, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserted that his termination was without cause and that he is entitled to the compensation provided for in his employment agreement. In May 2002, the arbitrators issued a decision awarding the former employee $1.6 million in damages (including pre-award interest, attorney's and arbitration fees). The Company is contesting the award in state court in New York.

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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's 2002 Annual Meeting of Stockholders held on June 27, 2002, the stockholders of the Company were asked to consider and vote on the following matters: (i) the election of three members to the Company's Board of Directors to serve as Class I Directors for three year terms ending in the year 2005; and (ii) the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2002.

        At such meeting, a majority of the Company's stockholders voted to approve the election of John W. Kluge, Oren G. Shaffer and Stuart Subotnick as Class I Directors for three year terms ending in the year 2005 and the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2002.

        The following is a summary of the voting results with respect to each of the proposals:

Proposal	Votes For	Votes Against	Withheld
1. The Election of Class I Directors
Name
John W. Kluge	66,297,809	—	7,223,594
Oren G. Shaffer	70,780,738	—	2,740,665
Stuart Subotnick	66,307,265	—	7,214,138
2. Ratification of the Appointment of Independent Accountants	72,140,686	1,346,452	34,265

        No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number		Description
(a)		Exhibits
10.66	*	Employment Agreement, dated as of August 1, 2002, between Metromedia International Group, Inc. and Matthew Mosner
10.67	*	Agreement dated as of May 31, 2002, between Metromedia International Group, Inc. and Elliott Associates
11*		Computation of Earnings Per Share
99.1*		Financial Report Certification
(b)		Reports on Form 8-K None

*
Filed herewith

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ HAROLD F. PYLE, III Harold F. Pyle, III Senior Vice President Chief Financial Officer and Treasurer

Dated: August 23, 2002

QuickLinks

METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Operations (in thousands, except per share amounts) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Balance Sheets (in thousands, except share amounts)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statement of Stockholders' Equity and Comprehensive Loss (in thousands) (unaudited)
Metromedia International Group, Inc. Notes to Consolidated Condensed Financial Statements
Segment Information Three months ended June 30, 2002 (in thousands)
PART II — OTHER INFORMATION
SIGNATURE