Form 10-Q
period 2002-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2003-01-06
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES ☐    NO ☒

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2002 WAS 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$24,368	$30,181	$79,565	$87,785
Cost and expenses:
Cost of sales	5,192	12,859	21,208	31,578
Selling, general and administrative	15,119	17,446	58,799	54,648
Depreciation and amortization	6,769	12,323	21,226	37,485
Restructuring and asset impairment charges, net	4,541	(1,179)	4,037	(1,179)

Operating loss	(7,253)	(11,268)	(25,705)	(34,747)
Other (expense) income:
Interest expense	(4,385)	(5,370)	(16,435)	(15,530)
Interest income	415	779	1,254	2,398
Equity in losses of and write-down of investment in unconsolidated investees	(26,293)	(8,761)	(28,120)	(19,365)
Gain on disposition of businesses	3,737	—	5,447	—
Foreign currency gain (loss)	1,112	(225)	748	(117)
Other (expense) income	(550)	196	(171)	260

Loss before income tax expense, minority interest and discontinued components	(33,217)	(24,649)	(62,982)	(67,101)
Income tax expense	(1,707)	(2,076)	(5,101)	(6,410)
Minority interest	(1,760)	(839)	(4,351)	(1,952)

Loss from continuing operations	(36,684)	(27,564)	(72,434)	(75,463)
Loss from operations of discontinued components, including estimated loss on disposal of $7.1 million in the three and nine months ended September 30, 2002 and $13.6 million and $2.4 million cumulative effect of changes in accounting principles in the nine months ended September 30, 2002 and 2001, respectively	(7,913)	(4,369)	(21,340)	(5,233)

Net loss	(44,597)	(31,933)	(93,774)	(80,696)
Cumulative convertible preferred stock dividend requirement	(3,752)	(3,752)	(11,256)	(11,256)

Net loss attributable to common stockholders	$(48,349)	$(35,685)	$(105,030)	$(91,952)

Weighted average number of common shares—Basic and diluted	94,035	94,035	94,035	94,035

Loss per common share—Basic and diluted:
Continuing operations	$(0.43)	$(0.33)	$(0.89)	$(0.92)
Discontinued components, including a $0.14 and $0.03 loss per share from cumulative effect of changes in accounting principles in the nine months ended September 30, 2002 and 2001, respectively	(0.08)	(0.05)	(0.23)	(0.06)

Net loss attributable to common stockholders	$(0.51)	$(0.38)	$(1.12)	$(0.98)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$21,588	$27,074
Accounts receivable, net	8,516	15,359
Inventories	1,953	2,302
Prepaid expenses and other assets	7,224	14,083
Current assets of discontinued components	71,707	85,757

Total current assets	110,988	144,575
Investments in and advances to business ventures	71,174	104,239
Property, plant and equipment, net	95,286	101,139
Goodwill	39,330	41,190
Intangible assets, net	22,523	35,867
Other assets	9,765	4,030
Noncurrent assets of discontinued components	18,562	38,681

Total assets	$367,628	$469,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,136	$7,778
Accrued expenses	47,007	51,080
Accrued interest expense	11,241	2,043
Current portion of long-term debt	2,090	1,705
Current liabilities of discontinued components	57,136	72,358

Total current liabilities	123,610	134,964
Long-term debt	212,441	206,093
Other long-term liabilities	2,643	3,405
Noncurrent liabilities of discontinued components	3,359	4,101

Total liabilities	342,053	348,563
Minority interest	30,885	30,382
Commitments and contingencies
Stockholders' equity (deficiency):
7 1/4% cumulative convertible preferred stock	207,000	207,000
Common stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,399,653)	(1,305,879)
Accumulated other comprehensive loss	(9,461)	(7,149)

Total stockholders' equity (deficiency)	(5,310)	90,776

Total liabilities and stockholders' equity (deficiency)	$367,628	$469,721

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(93,774)	$(80,696)
Loss from discontinued components	21,340	5,233

Loss from continuing operations	(72,434)	(75,463)
Items not requiring or providing cash:
Depreciation and amortization	21,226	37,485
Accretion of debt discount	5,253	15,019
Equity in losses of and write-down of investment in unconsolidated investees	28,120	19,365
Minority interest	4,351	1,952
Gain on disposition of businesses	(5,447)	—
Restructuring and asset impairment charges, net	4,037	(1,179)
Other	(1,086)	2,110
Changes in:
Inventories	348	231
Accounts payable and accrued expenses	979	(9,690)
Other assets and liabilities	1,990	5,285
Accounts receivable	928	343
Accrued interest expense	10,720	(17)

Cash used in operating activities	(1,015)	(4,559)

Investing activities:
Proceeds on disposition of businesses, net	11,249	—
Additions to property, plant and equipment	(10,284)	(13,879)
Distributions from business ventures	2,304	2,674
Investments in and advances to business ventures	(721)	(5,161)
Short-term investments	(2,000)	—
Cash paid for acquisitions and additional equity in subsidiaries	—	(2,066)

Cash provided by (used in) investing activities	548	(18,432)

Financing activities:
Borrowings on line of credit	2,415	—
Dividends paid to minority interest	(3,412)	(217)
Payments on debt and capital lease obligations	(887)	(1,482)
Preferred stock dividends paid	—	(3,752)

Cash used in financing activities	(1,884)	(5,451)

Cash used in discontinued business components, net	(3,135)	(3,502)

Net decrease in cash and cash equivalents	(5,486)	(31,944)
Cash and cash equivalents at beginning of period	27,074	75,483

Cash and cash equivalents at end of period	$21,588	$43,539

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statement of Stockholders' Equity (Deficiency)
(in thousands, except share amounts)
(unaudited)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Income (Loss)
Balances at December 31, 2000	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,053,596)	$(6,532)	$—	$343,676
Net loss	—	—	—	—	—	(80,696)	—	(80,696)	(80,696)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	309	309	309

Total comprehensive loss								$(80,387)

Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(3,752)			(3,752)

Balances at September 30, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,138,044)	$(6,223)		$259,537

Balances at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)	$—	$90,776
Net loss	—	—	—	—	—	(93,774)	—	(93,774)	(93,774)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(937)	(937)	(937)
Minimum pension liability							(1,375)	(1,375)	(1,375)

Total comprehensive loss								$(96,086)

Balances at September 30, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,399,653)	$(9,461)		$(5,310)

        See accompanying notes to consolidated condensed financial statements.

1.    Basis of Presentation, Going Concern and Recent Developments

Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiary, Metromedia International Telecommunications, Inc. ("MITI"). MITI and its subsidiary, PLD Telekom, Inc., are collectively known as the "Communications Group."

        These condensed consolidated financial statements also include the Snapper, Inc. ("Snapper"); ALTEL, CPY Yellow Pages and Metromedia China Corporation ("MCC") businesses; which have been presented as discontinued business components (See Note 2—Discontinued Business Components).

        All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated condensed financial statements for prior periods to conform to the current presentation.

        The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001, have been included. The results of operations for the interim period are not necessarily indicative of the results, which may be realized for the full year.

Going Concern and Recent Developments

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of September 30, 2002 and October 31, 2002, the Company had $11.9 million and $9.8 million, respectively, in cash at its headquarters level.

        The $9.8 million of cash as of October 31, 2002, reflects the cash held at the headquarters level subsequent to the Company's $11.2 million interest payment, on October 29, 2002, on its 10 1/2% Senior Discount Notes due 2007. The interest was originally due to be paid on September 30, 2002; however, the Company deferred the interest payment until such time that it was able to accumulate sufficient cash at the headquarters level to remit the payment. The payment was made within the 30-day grace period for interest payments allowed under the 10 1/2% Senior Discount Notes.

        Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, cannot be readily accessed, if at all, for the Company's liquidity requirements.

        The Company has typically suffered recurring net losses and net operating cash deficiencies. Further, based on the Company's current cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows during the next twelve months. In addition, another semi-annual interest payment of $11.1 million on the Company's 10 1/2% Senior Discount Notes will become due on March 30, 2003.

        Failure on the part of the Company to make any required payment of interest or principal on the 10 1/2% Senior Discount Notes within the grace period would represent a default under the notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the debt would become immediately due and payable. If this occurs, the Company would not be able to repay the notes and would likely not be able to borrow sufficient funds to refinance them. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company has consummated certain asset sales, continues to explore possible asset sales to raise additional cash and has been attempting to maximize cash repatriations by its business ventures to the Company.

Contact with the United States Justice Department and Securities and Exchange Commission

        On November 26, 2002, the Company announced that it had contacted the United States Justice Department (the "Justice Department") and the Securities and Exchange Commission ("SEC") to disclose that certain personnel engaged in conduct that may have violated foreign and United States laws, including the Foreign Corrupt Practices Act. This conduct, which involved certain of the Company's business ventures in the Commonwealth of Independent States, was the subject of an investigation by special outside counsel.

        The Company has concluded that the transactions were not material to the Company's historical results of operations or financial condition, and management currently does not anticipate any restatement of the Company's past financial results. The Company cannot predict with any certainty whether, as a result of its disclosures, the Justice Department or the SEC will commence formal civil or criminal investigations. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations.

Contact with the American Stock Exchange

        On November 26, 2002, the Company announced that representatives from the American Stock Exchange ("AMEX") informed the Company that, due to its delay in filing its Form 10-Q for the quarter ended September 30, 2002, trading of the Company's common stock and preferred stock was halted on November 25, 2002. In addition, the Company was further informed by representatives from AMEX that trading of the Company's common stock and preferred stock will not resume prior to the filing of the Form 10-Q and that any resumption of trading following the filing of the Form 10-Q will be subject to a determination by AMEX.

Snapper

        On November 27, 2002, the Company completed the sale of substantially all the assets and certain liabilities of Snapper to Simplicity Manufacturing. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

        The sale, which called for a gross purchase price of $73.3 million, is subject to a dollar for dollar adjustment based on the post closing balance sheet amount by which the net purchased assets at closing is greater or less than the net purchased assets of $76.2 million at December 31, 2001.

        Using the audited September 30, 2002 balance sheet of Snapper, the adjusted purchase price was estimated to be $55.8 million. As a result, the Company received net cash proceeds of approximately $15.6 million, after the repayment of the Snapper bank debt facility and the satisfaction of various employee severance obligations. The Snapper bank debt facility had increased approximately $5.4 million from September 30, 2002 to approximately $34.7 million at the date of closing of the sale. In addition, the Company anticipates that the transactional costs will approximate $2.3 million, which is comprised of investment banking, legal and accountant's fees.

        The transaction is subject to a post-closing audit process and therefore the financial terms of this transaction are subject to adjustment.

        In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper during the three months ended September 30, 2002 and determined that as of January 1, 2002 there was a transitional impairment charge required on the Company's recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge in the nine month period ended September 30, 2002.

        In addition, the Company has recorded an estimated loss on disposal of $7.1 million during the three months ended September 30, 2002. The $7.1 million estimated loss is comprised of a write down of assets of $2.9 million and $4.2 million of estimated severance and disposal costs.

        See Note 2—Discontinued Business Components, for additional information regarding the Company's accounting for its ownership interest in the Snapper business.

Metromedia China Corporation

        In July 2002, the Company commenced a rights offering to the existing minority shareholders of Metromedia China Corporation ("MCC"), a majority owned subsidiary. The rights offering expired on August 22, 2002. Management determined prior to commencing the rights offering that it might not be able to continue to fund the operations or meet the minimum capital contributions required under the existing charter documents for MCC's operating subsidiaries. Furthermore, management further recognized that if the rights offering were successful in raising the minimal funding required to sustain the operations, the Company would be substantially diluted in its ownership rights in MCC.

        Accordingly, the Company recorded a charge to earnings in the three months ended June 30, 2002 totaling $0.9 million to reduce the carrying value of MCC to the Company's best estimate as to the value that would be realized from the disposition of its ownership interests in MCC and/or the operating subsidiaries of MCC.

        On September 19, 2002, the Company notified the minority shareholders of MCC that it had negotiated the sale of two of the three MCC operating subsidiaries, with one of the general directors of MCC. In addition, on September 27, 2002, the Company began the asset sale closing process for the two operating subsidiaries and began the liquidation process for the third operating subsidiary.

        The sale of the two operating subsidiaries is expected to be complete in early January 2003, while the liquidation of the remaining operating subsidiary is expected to be complete by the end of the first quarter of 2003.

        See Note 2—Discontinued Business Components, for additional information regarding the Company's accounting for its ownership interest in MCC.

Other Assets Sales

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

        On June 27, 2002, the Company announced that, in connection with this change in strategy, it had hired United Financial Group, a Russian based investment advisor, to assist the Company in evaluating certain offers that it has received for its Russian and Georgian telephony businesses.

        The Company is continuing to pursue the possible sale of its telephony and other businesses, including its Cable TV and Radio operations.

        As a result of this revised strategy, the Company has held preliminary discussions with third parties regarding the sale of various assets, so far without substantial progress toward a transaction.

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

        As previously noted, the Company has disposed, subsequent to or as of September 30, 2002, its ownership interests in ALTEL and CPY Yellow Pages. Accordingly, such businesses' assets and operations have been presented as discontinued components.

Noteholder Discussions

        The Company has held periodic discussions with representatives of holders of its Senior Discount Notes in an attempt to reach agreement on a restructuring of its indebtedness in conjunction with any proposed asset sales and restructuring alternatives.

        As previously announced on September 30, 2002, the Company has retained Kroll Zolfo Cooper as its professional advisor to assist management in developing a financial restructuring plan and undertaking discussions with representatives of holders of its Senior Discount Notes.

        Discussions between the Company and representatives of holders of its Senior Discount Notes are continuing; however, the Company cannot assure you that these negotiations will result in a restructuring of its indebtedness. Furthermore, any negotiated restructuring of the Company's indebtedness may require that the Company seek the protection afforded under the reorganization provisions of the United States Bankruptcy Code in order to successfully effectuate a restructuring.

        The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include, but would not be limited to, adjustment of the carrying value in our businesses if the Company were required to dispose of its business interests at distressed values.

        If the Company is not able to favorably resolve the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code.

2.    Discontinued Business Components

Snapper

        As previously discussed in "Note 1—Basis of Presentation, Going Concern and Recent Developments", the Company has disposed of its business interest in Snapper. Accordingly, the Company has concluded that the Snapper business meets the criteria for classification as a discontinued business component as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144') and has recorded the entity as such within its condensed consolidated financial statements. Snapper had previously been included as a separate business segment.

Metromedia China Corporation

        As previously discussed in "Note 1—Basis of Presentation, Going Concern and Recent Developments", the Company is currently in the process of disposing of its business interest in MCC. Accordingly, the Company has concluded that the MCC business meets the criteria for classification as a discontinued business component as outlined in SFAS No. 144 and has recorded the entity as such within its condensed consolidated financial statements. MCC had previously been included in the Communications Group segment as China e-commerce and Other.

Telephony Assets

        As discussed in "Note 16—Subsequent Events", the Company disposed of its interests in ALTEL and CPY Yellow Pages. Accordingly, such businesses meet the criteria for classification as a discontinued business component as outlined in SFAS No. 144 and has been presented as such within the condensed consolidated financial statements. ALTEL and CPY Yellow Pages had previously been included in the Communications Group segment as Wireless Telephony and Fixed Telephony, respectively. In addition, during the third quarter of 2002, the Company recorded a $0.5 million charge to write-down the long-lived assets of ALTEL to the value at which ALTEL was subsequently disposed.

        The operating results of the Snapper business segment are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$26,770	$33,101	$108,648	$130,112
Operating (loss) income	(9,556)	(1,335)	(6,288)	6,454
Cumulative effect of a change in accounting principle	—	—	(13,570)	(2,363)
Net (loss) income	$(7,113)	$(2,053)	$(18,280)	$1,123

        The combined operating results of discontinued businesses in the Communications Group (including MCC) are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$3,189	$3,820	$8,898	$10,782
Operating (loss) income	(808)	(2,919)	(4,005)	(8,251)
Net loss	$(800)	$(2,316)	$(3,060)	$(6,356)

        Snapper was not in compliance with all of its financial covenants at September 30, 2002; however, Snapper received a waiver from its lenders for its noncompliance with the loan agreements' financial covenants, through November 22, 2002 and the Company disposed of its interest in Snapper in November 2002. Accordingly, the Company has classified all of Snapper's debt to its lenders under the facility in the amount of $29.3 million as a current liability of discontinued components.

        The principal balance sheet items included in Assets Held for Sale are as follows (in thousands):

	September 30, 2002	December 31, 2001
Inventories	$49,262	$61,476
Accounts receivable, net	15,856	20,029
Tax refund receivable	2,334	—
Other current assets	4,255	4,252

Current assets	$71,707	$85,757

Property, plant and equipment, net	$18,259	$24,746
Goodwill	—	13,580
Other noncurrent assets	303	355

Noncurrent assets	$18,562	$38,681

Current portion of long term debt	$29,173	$46,067
Accrued expenses	17,707	14,511
Accounts payable	10,256	11,780

Current liabilities	$57,136	$72,358

Noncurrent liabilities	$3,359	$4,101

3.    Accounting Changes

Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization of continuing operations (including that of goodwill included in Equity in losses of and write-down of investment in unconsolidated subsidiaries) for the three and nine month periods ended September 30, 2001 totaled $3.4 million ($0.04 per share) and $10.7 million ($0.12 per share), respectively. Included in the proforma loss from discontinued operations is the effect of goodwill amortization of $0.6 million and $1.7 million for the three and nine months ended September 30, 2001, respectively.

        In accordance with SFAS No. 142, goodwill was tested for transitional impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value except for our Baltic Communications Limited (BCL) and Sun TV reporting units. However, management has not completed the analysis to determine whether an impairment loss is appropriate for such reporting units as a result of adopting SFAS No. 142. Management expects to complete the fair value analysis of such reporting units prior to the end of the year ended December 31, 2002. As previously discussed in "Note 1—Basis of Presentation, Going Concern and Recent Developments", the Company completed its analysis of its Snapper business unit and determined that a transitional impairment charge of $13.6 million was required. Accordingly, the Company recorded such charge in the nine month period ended September 30, 2002.

        The proforma effect as if SFAS No. 142 had been applied during the three and nine-month periods ended September 30, 2001 is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss attributable to common stockholders as reported	$(48,349)	$(35,685)	$(105,030)	$(91,952)
Add back:
Goodwill amortization expense	—	2,757	—	8,751
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	1,232	—	3,696

Proforma net loss attributable to common stockholders	(48,349)	(31,696)	(105,030)	(79,505)
Add back proforma loss from discontinued operations adjusted for goodwill amortization under SFAS No. 142	7,913	3,794	21,340	3,507

Proforma net loss from continuing operations attributable to common stockholders	$(40,436)	$(27,902)	$(83,690)	$(75,998)

Loss per share attributable to common stockholders as reported—Basic and diluted	$(0.51)	$(0.38)	$(1.12)	$(0.98)
Add back:
Goodwill amortization expense	—	0.03	—	0.09
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	0.01	—	0.04

Proforma loss per share attributable to common stockholders—Basic and diluted	(0.51)	(0.34)	(1.12)	(0.85)
Add back proforma loss from discontinued operations adjusted for goodwill amortization under SFAS No. 142	0.08	0.04	0.23	0.04

Proforma Basic and diluted operating loss per share from continuing operations attributable to common stockholders	$(0.43)	$(0.30)	$(0.89)	$(0.81)

        Intangible assets other than goodwill after applying the provisions of SFAS No. 142 consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Licenses	$44,930	$63,385
Broadcast rights and other intangibles	4,277	6,340
Customer lists	2,899	2,899

	52,106	72,624
Less: Accumulated amortization	(29,583)	(36,757)

	$22,523	$35,867

        Included in "Investments in and advances to business ventures" at September 30, 2002 and December 31, 2001 are licenses (net of accumulated amortization) totaling $4.6 million and $34.8 million, respectively. See Note 4—Asset Impairment and Restructuring Charges.

        Intangible assets and goodwill have been restated to reclassify workforce in place to goodwill as required under SFAS No. 142. Such asset amounted to $1.0 million, net of accumulated amortization as of December 31, 2001.

        All of the Company's intangible assets (other than goodwill) are subject to amortization. Intangible assets amortization (including that related to licenses that are carried as part of the Company's "Investments in and advances to business ventures") is expected to be $15.2 million in 2002; $9.4 million 2003; $9.4 million in 2004; $5.5 million in 2005; $0.9 million in 2006; and $0.9 million in 2007.

        In addition to adopting SFAS No. 142, the Company recorded an impairment charge during the third quarter 2002 and changed its method of accounting for Teleport-TP, which resulted in reductions of goodwill and other intangibles.

Accounting for the Impairment or Disposal of Long-Lived Assets

        Effective January 1, 2002 we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material effect on our results of operations, statement of position, or cash flows. However, the Company recorded a loss as a result of the application of SFAS No. 144 to Snapper and Ayety-TV during the third quarter of 2002 and Metromedia China Corporation during the second quarter of 2002.

4.    Asset Impairment and Restructuring Charges

        The Company recorded a non-cash charge of $25.8 million for the writedown of the Company's investment in Comstar, which has been included as write-down of investment in unconsolidated investees. As the Company began the process of possibly selling its investment in Comstar, the Company evaluated the carrying value of Comstar and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded an impairment charge of $25.8 million against the license related to the Company's investment in Comstar during the third quarter of 2002.

        The Company recorded a non-cash charge to earnings of $3.8 million during the third quarter of 2002. The Company initiated an assessment of the recoverability of long-lived assets and investments in Ayety-TV, as a result of the business venture's failure to meet financial projections. Accordingly, the goodwill and intangibles (principally a non-compete agreement) were written down to their estimated fair values based on the expected cash flows of Ayety-TV.

        The Company recorded a non-cash charge to earnings of $0.8 million during the third quarter of 2002. The Company initiated an assessment of the recoverability of long-lived assets of Cardlink, as a result of the business venture's failure to meet financial projections due to loss of its principal customer in the third quarter. Accordingly, the intangibles (broadcast rights) were written down to the estimated fair value based on the expected cash flows of Cardlink.

        In the three and nine months ended September 30, 2002, a gain of $0.5 million and $1.0 million, respectively, was realized representing recovery of an equipment payment guarantee, arising from loan repayments made by a business venture during 2002. In the three and nine months ended September 30, 2001, a gain of $1.2 million was realized relating to this loan. During 1999, the Company had recorded an impairment charge of $4.3 million relating to the guarantee of this loan.

5.    Description of the Business

Communications Group

        The Communications Group invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). The Communications Group owns interests in and participates with partners in the management of business ventures that have various operational systems, consisting of cable television systems, wireless telephone systems, fixed and other telephony networks, radio broadcasting stations and other telephony-related businesses. All of the Communications Group's business ventures, other than the businesses of PLD Telekom and Comstar, are reflected with the Company's consolidated financial results on a three-month lag. Therefore, the Communications Group's financial results for September 30 include the financial results for those business ventures for the three and nine months ended June 30. During the third quarter 2002, the Company implemented improvements in its internal financial reporting processes, such that the financial results of the Company's business ventures that had been previously reported on a three-month lag, were prepared, reported and reviewed by corporate management in November 2002. Accordingly, the Company made significant progress in achieving its objective of reporting these business units in the Company's filings with the SEC on a real-time basis.

6.    Business Dispositions and Transactions

Alma-TV

        On May 24, 2002, the Company sold its indirect 50% interest in Alma-TV, a cable television provider in Kazakhstan. The Company received cash proceeds of $9.4 million from the sale and incurred transactional costs of $0.9 million, which were comprised principally of a $0.8 million broker fee with the remaining balance related to legal and accounting fees. The Company recorded a gain on the disposition of $1.7 million.

FX Internet

        On July 1, 2002, the remaining minority shareholders of FX Internet exercised a put option to Romsat TV for their entire remaining interest of 26.25% at $0.9 million. Based on the original terms, the Company would have realized a loss of $0.7 million for the excess price over the fair value of acquired ownership percentage. However the Company entered negotiations with the shareholders and renegotiated such terms. Accordingly, the Company realized a loss upon the exercise of $0.4 million in the three month period ended September 30, 2002, which is included in Other income (expense). FX Internet is an ISP, web hosting and domain registration service in Romania.

CIBBV / BELCEL

        On July 25, 2002, the Company closed on the sale of its 100% ownership interest in Commstruct International Byelorussia B.V. ("CIBBV"). CIBBV was a holding company for a 50% interest in Belarus-Netherlands Belcel Joint Venture ("BELCEL"), which owns a wireless network in Belarus. The Company received cash proceeds from the sale of $1.7 million and incurred immaterial transaction costs. The Company recorded a gain on the disposition of $1.3 million.

OMCL / CAT

        On August 27, 2002, the Company sold its indirect 74.1% interest in Omni-Metromedia Caspian, Ltd. ("OMCL"). OMCL was a holding company through which the Company owned a 50% interest in Caspian American Telecommunications LLC ("CAT"), a wireless telephony venture in Azerbaijan. The Company received proceeds of $0.1 million and incurred transactional costs of $0.1 million, which were composed of legal fees and a severance payment to CAT's former co-general director. As the Company had previously abandoned its operations at CAT, no loss was recognized on the disposal of CAT. The Company recognized a gain of $2.4 million on the sale of its business interest in OMCL to reverse a contingent liability that previously had been recorded for this business.

7.    Communications Group—Investments in and advances to business ventures

General

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into credit agreements with its business ventures and subsidiaries, of which $9.8 million in funding obligations remain at September 30, 2002. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1—Basis of Presentation, Going Concern and Recent Developments).

Equity Method Investment Information

        At September 30, 2002 and December 31, 2001, the Communications Group's unconsolidated investments in and advances to business ventures by business line, principally in Eastern Europe and the CIS, at cumulative cash infusions, including associated goodwill and net intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

	September 30, 2002	December 31, 2001	Ownership %
Fixed Telephony	$27,107	$57,147	30-50%
Wireless Telephony	29,770	25,432	35-50%
Cable Television and other Communications Entities	14,297	21,660	30-50%

	$71,174	$104,239

        Included in Cable Television and other Communications Entities is goodwill totaling $4.6 million and $6.3 million as of September 30, 2002 and December 31, 2001, respectively.

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method that have commenced operations as of the dates presented as of June 30,

2002 and September 30, 2001 (with the exception of Comstar which is not on a 3-month lag) are as follows (in thousands):

Combined Information of Unconsolidated Business Ventures

Combined Balance Sheets

	June 30, 2002	September 30, 2001
Assets:
Cash	$14,130	$16,229
Accounts receivable, net	13,003	16,887
Other current assets	9,235	8,414
Property, plant and equipment, net	136,197	153,902
Other long-lived assets	7,391	6,723

Total assets	$179,956	$202,155

Liabilities and Business Ventures' Equity:
Accounts payable	$14,292	$29,456
Accrued expenses	39,907	34,196
Amounts due under Company credit facilities	62,667	74,158
Other long-term liabilities	12,235	21,717

	129,101	159,527
Business ventures' equity	50,855	42,628

Total liabilities and business ventures' equity	$179,956	$202,155

Combined Statements of Operations

	Nine months ended June 30,
	2002	2001
Revenues	$126,453	$122,613
Costs and Expenses:
Cost of sales and operating expenses	45,362	50,331
Selling, general and administrative	33,002	36,259
Depreciation and amortization	33,535	34,048
Asset impairment charge	440	—

Total costs and expenses	112,339	120,638

Operating income	14,114	1,975
Interest expense	(4,975)	(7,193)
Other expense	(3,616)	(1,376)
Foreign currency gains (losses)	355	(2,288)

Net income (loss)	$5,878	$(8,882)

        The results of operations presented above are before the elimination of intercompany interest and impairment charges of corporate intangibles. Financial information for business ventures which are not yet operational or which are no longer reported since they have been abandoned, are not included in the above summary.

        The following tables present summary financial information for all operating entities being grouped by line of business for the three and nine months ended June 30, 2002 and 2001. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended June 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$22,591	$12,343	$4,257	$39,191
Costs and expenses:
Cost of sales and operating expenses	9,935	1,936	875	12,746
Selling, general and administrative	5,861	2,176	2,715	10,752
Depreciation and amortization	5,712	3,587	1,266	10,565

Operating income (loss)	1,083	4,644	(599)	5,128
Other income (expense)	(631)	(783)	657	(757)
Interest expense	(172)	(222)	(660)	(1,054)

Net income (loss)	$280	$3,639	$(602)	$3,317

Capital expenditures	$3	$6,502	$1,188	$7,693

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(27,317)	$1,295	$(271)	$(26,293)

	Three months ended June 30, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Other	Total
Revenues	$23,395	$11,646	$6,040	$373	$115	$41,569
Costs and expenses:
Cost of sales and operating expenses	12,045	1,860	1,032	—	(204)	14,733
Selling, general and administrative	5,565	2,866	4,477	391	131	13,430
Depreciation and amortization	5,552	3,409	2,654	61	29	11,705

Operating income (loss)	233	3,511	(2,123)	(79)	159	1,701
Other income (expense)	(899)	88	386	(32)	(229)	(686)
Interest expense	(489)	(443)	(1,067)	(18)	(157)	(2,174)

Net income (loss)	$(1,155)	$3,156	$(2,804)	$(129)	$(227)	$(1,159)

Capital expenditures	$5,094	$14,895	$1,813	$1	$—	$21,803

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(8,201)	$1,637	$(2,006)	$(122)	$(69)	$(8,761)

	Nine months ended June 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$70,667	$38,742	$17,044	$126,453
Costs and expenses:
Cost of sales and operating expenses	35,796	6,049	3,517	45,362
Selling, general and administrative	16,890	7,104	9,008	33,002
Depreciation and amortization	17,108	11,257	5,170	33,535
Asset impairment charge	440	—	—	440

Operating income (loss)	433	14,332	(651)	14,114
Other income (expense)	(1,982)	(2,465)	1,186	(3,261)
Interest expense	(1,929)	(891)	(2,155)	(4,975)

Net income (loss)	$(3,478)	$10,976	$(1,620)	$5,878

Capital expenditures	$3,381	$13,228	$5,108	$21,717

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(34,283)	$5,304	$859	$(28,120)

	Nine months ended June 30, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Other	Total
Revenues	$69,518	$33,957	$17,209	$1,269	$660	$122,613
Costs and expenses:
Cost of sales and operating expenses	35,587	6,194	8,550	—	—	50,331
Selling, general and administrative	17,382	9,505	7,755	1,249	368	36,259
Depreciation and amortization	16,640	9,530	7,604	185	89	34,048

Operating income (loss)	(91)	8,728	(6,700)	(165)	203	1,975
Other income (expense)	(1,834)	(416)	(1,026)	(17)	(371)	(3,664)
Interest expense	(1,597)	(1,585)	(3,784)	(70)	(157)	(7,193)

Net income (loss)	$(3,522)	$6,727	$(11,510)	$(252)	$(325)	$(8,882)

Capital expenditures	$5,482	$19,844	$8,061	$9	$—	$33,396

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(11,198)	$3,702	$(10,646)	$(557)	$(666)	$(19,365)

8.    Long-term Debt

        In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") to the holders of certain PLD notes.

        The terms of the Senior Discount Notes are set forth in an indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and accreted in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes did not accrue cash interest before March 30, 2002. After that date, holders of the Senior Discount Notes are due interest in cash at the rate of 10 1/2% per year, payable semi-annually.

        The first of such payments was due on September 30, 2002. However, the Company elected to pay the first semiannual installment on October 29, 2002, which was within the 30-day grace period as allowed under the indenture.

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

        The Senior Discount Notes are redeemable at the sole option of the Company at a redemption price equal to their principal amount plus accrued and unpaid interest, if any.

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

        For a description of the terms of the Snapper loan agreement, see Note 6—Long-term Debt, to the Company's Consolidated Condensed Financial Statements included in the Company's Form 10-Q for the quarterly period ended June 30, 2002.

        On September 24, 2002, one of the Company's consolidated subsidiaries entered into two separate sale-leaseback transactions with a Russian financial institution. Such obligations totaled $1.3 million and are payable on a quarterly basis over three years. Such obligations bear interest at LIBOR plus 9.5% per annum. In addition, the subsidiary borrowed $1.0 million under a credit line agreement with the same financial institution. Such credit line is payable quarterly over three years and bears interest at LIBOR plus 5.15% per annum. All such obligations are dollar denominated. The subsidiary has pledged equipment with a net book value of $5.5 million against such obligations.

9.    Change in Presentation

        As previously disclosed in Note 14—Commitments and Contingent Liabilities in the Company's financial statements for the year ended December 31, 2001, issues have been raised about the Company's control of Roscomm Limited, a Guernsey company ("Roscomm") through which the Company owns a 10% stake in Teleport-TP, and about the Company's control of Roscomm's ownership interest in Teleport-TP. An individual who was a former minority shareholder in Technocom and its subsidiaries at the time of the September 1999 merger of the Company and PLD Telekom, Inc. (at which time, the Company increased its ownership interest in Technocom to 100%), and who undertook at the time of the merger, in exchange for compensation, to resign from all positions at Technocom (through which the Company holds part of its interest in Teleport-TP) and its subsidiaries, including Roscomm, retained the position of sole director of Roscomm following the merger, and continues to retain that position. The individual has claimed that, in his capacity as sole director of Roscomm, he pledged Roscomm's 10% interest in Teleport-TP to a Panamanian company (believed to be related to the individual) as security for payment of certain financial obligations he created between Teleport-TP and the Panamanian company.

        The Company believes that the individual in question not only has wrongfully occupied the position of sole director of Roscomm Limited in violation of the 1999 agreement, but that the alleged pledge of Roscomm's 10% interest in Teleport-TP represents self-dealing and is invalid and unenforceable under applicable law. Negotiations with the individual failed to result in a solution acceptable to the Company. Therefore, in April 2002, the Company caused Technocom to commence an action in the Guernsey courts for an order removing this individual as a director of Roscomm and for other relief. The court has issued an interim order affirming the Company's position, subject to further review in a full adversarial hearing and, possibly, a full trial on merits. Settlement negotiations have not resulted in a resolution of the dispute.

        The Company believes that it retains the legal right to control Roscomm Limited (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP.

        However, on April 26, 2002, the Company became aware that certain unauthorized cash disbursements aggregating $0.3 million that benefited the Panamanian company referred to above occurred at Teleport-TP during the last few days of March 2002. The Company has determined that such transactions provide no economic benefit to either Teleport-TP or the Company. Based on these events, management has concluded that it may not be able to control the day-to-day business affairs of Teleport-TP until these issues are favorably resolved. Accordingly, effective March 31, 2002, the Company ceased accounting for the results of operations of Teleport-TP on a consolidated basis, and began using the equity method of accounting. The Company believed that it exercised the necessary degree of influence over the operating and financial decisions of Teleport-TP, through its participation and representation on the Teleport-TP Board of Directors and other business related factors, in order for its investment in Teleport-TP to meet the requirements of equity method of accounting treatment, pursuant to APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock".

        Since the filing of the previous Form 10-Q, the Company has been denied access to verify the financial records of Teleport-TP. Accordingly, effective July 1, 2002, the Company no longer accounts for the results of operations of Teleport-TP on an equity basis, but does so using the cost method of accounting. Accordingly, such investment is included in Other Long Term Assets in the accompanying balance sheet. Management continues to believe that it retains the legal rights to control Teleport-TP and is pursuing its actions in the Guernsey courts.

        In light of these events and the unsatisfactory resolution of such court proceedings to date, management determined that an indicator of impairment of its investment in Teleport-TP exists. In accordance with the provisions of APB Opinion No. 18, management compared the carrying value of Teleport-TP with a probability weighted cash flow analysis based on management's expectations as to its ability to extract value from its investment in Teleport-TP. Such comparison resulted in the Company recording a charge to Equity in losses of and write-down of investment in unconsolidated investees of $5.5 million in the three months ended June 30, 2002, which represented management's best estimate of the then excess carrying value of the Company's investment in Teleport-TP over the estimated fair value. The Company believes that Teleport-TP is currently carried at fair value or less in the accompanying condensed consolidated financial statements.

        Summarized results of operations of the Company's consolidated financial statements and proforma results of operations of the Company with Teleport-TP unconsolidated are as follows (in thousands):

	Nine months ended September 30, 2002		Nine months ended September 30, 2001
	As Presented	Proforma	As Presented	Proforma
Revenues	$79,565	$72,197	$87,785	$63,811
Cost of sales and operating expenses	21,208	15,620	31,578	15,355
Selling, general and administrative	58,799	57,653	54,648	51,837
Depreciation and amortization	21,226	20,650	37,485	26,350
Asset impairment charge (reduction in estimate of restructuring charge)	4,037	4,037	(1,179)	(1,179)

Operating loss	(25,705)	(25,763)	(34,747)	(28,552)
Equity in income (losses) of and write-down of investment in unconsolidated investees	(28,120)	(28,175)	(19,365)	(25,592)
Loss from continuing operations	$(72,434)	$(72,434)	$(75,463)	$(75,463)

        Summarized balance sheet information of the Company's consolidated financial statements and proforma balance sheet information of the Company with Teleport-TP unconsolidated as of December 31, 2001 are as follows (in thousands):

	December 31, 2001
	As Presented	Proforma
Current assets	$144,575	$130,995
Investments in and advances to business ventures	104,239	114,910
Property, plant and equipment, net	101,139	98,497
Goodwill	41,190	39,496
Intangible assets, net	35,867	32,906
Other assets	4,030	3,890
Noncurrent assets of discontinued components	38,681	38,681

Total assets	$469,721	$459,375

Current liabilities	$134,964	$124,618
Total liabilities	348,563	338,217
Minority interest	30,382	30,382
Total stockholders' equity	90,776	90,776

Total liabilities and stockholders' equity	$469,721	$459,375

10.  Stockholders' Equity

Preferred Stock

        The Company has 70.0 million shares of authorized preferred 7 1/4% cumulative convertible stock with a liquidation preference of $50.00 per share of which 4.1 million shares were outstanding as of

September 30, 2002 and December 31, 2001. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of September 30, 2002, total dividends in arrears are $22.5 million. As the Company has not paid the dividend on the preferred stock for six consecutive quarters, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

        In addition, on December 18, 2002, the Board of Directors of the Company decided that in order to facilitate a potential future restructuring of the Company, that it would not declare a dividend on its preferred stock for the quarterly dividend period ending on December 15, 2002.

11.  Loss Per Share of Common Stock

        Basic loss per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted loss per share, no potential shares of common stock are included in the computation if they would have an antidilutive effect on loss per share. For the three and nine months ended September 30, 2002 and 2001, the Company did not include diluted loss per share since the calculation is antidilutive.

        The Company had at September 30, 2002 and 2001, potentially dilutive shares of common stock of 23.8 million and 24.6 million, respectively.

12.  Business Segment Data

        The Communications Group operations provide the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television; and (iv) radio broadcasting.

        The Company evaluates the performance of its operating segments based on operating income (loss), which includes depreciation and amortization. Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

        The Company's segment information is set forth as of and for the nine months ended September 30, 2002, and 2001 in the following tables:

Nine months ended September 30, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Revenues	$55,001	$—	$10,768	$13,629	$167	$79,565
Cost of sales	19,292	—	2,216	—	(300)	21,208
Selling, general and administrative	17,631	—	5,753	12,708	22,707	58,799
Depreciation and amortization	10,080	—	3,080	1,183	6,883	21,226
Restructuring and asset impairment charge, net	—	—	3,983	—	54	4,037

Operating income (loss)	$7,998	$—	$(4,264)	$(262)	$(29,177)	$(25,705)

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(34,283)	$5,304	$859	$—	$—	$(28,120)

Nine months ended September 30, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Revenues	$65,494	$—	$9,446	$10,673	$2,172	$87,785
Cost of sales	28,513	—	2,714	—	351	31,578
Selling, general and administrative	15,834	—	4,005	9,702	25,107	54,648
Depreciation and amortization	13,218	—	4,233	1,440	18,594	37,485
Reduction in estimate of restructuring charge	—	—	—	—	(1,179)	(1,179)

Operating income (loss)	$7,929	$—	$(1,506)	$(469)	$(40,701)	$(34,747)

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(11,198)	$3,702	$(10,646)	$(557)	$(666)	$(19,365)

        Information about the Communications Group's consolidated operations by geographic location for the nine months ended September 30, 2002 and 2001, and as of September 30, 2002 and December 31, 2001, is as follows (in thousands):

	Revenues		Assets
Country
	2002	2001	2002	2001
CIS:
Russia	$61,704	$72,851	$159,351	$221,428
Georgia	1,896	1,632	31,030	30,923
All other CIS	2,221	2,116	5,627	8,200
Eastern Europe:
Romania	4,911	4,636	10,376	10,289
Hungary	3,489	2,677	5,858	5,964
All other Eastern Europe	4,006	2,155	6,734	7,933
Other	1,338	1,718	1,668	1,708

	$79,565	$87,785	$220,644	$286,445

        The Company's investments in and advances to business ventures and goodwill include amounts maintained at the segment and corporate headquarters in the United States. Such amounts are relative to the Communications Group's operations in different geographic locations.

13.  Other Consolidated Condensed Financial Statement Information

Accounts Receivable

        The total allowance for doubtful accounts at September 30, 2002 and December 31, 2001 was $3.9 million and $3.2 million, respectively.

Interest Expense

        Interest expense includes amortization of debt discount of $5.3 million and $15.0 million for the nine months ended September 30, 2002 and 2001, respectively.

14.  Commitments and Contingencies

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at September 30, 2002 are summarized as follows (in thousands):

Continuing Operations:
Credit line commitments	$9,800
Underfunded Pension Plans	2,700
Loan guarantee	1,400
Discontinued Components (See Notes 2 and 16):
Snapper-Textron floor plan repurchase obligations	32,200
Snapper credit line guarantee	15,000
Non-cancelable purchase agreements	8,800
Snapper floor plan guarantee	5,400
Capital commitments	4,800

$80,100

        The Company has recorded a liability of $1.4 million for its obligations under the loan guarantee.

        Credit Line Commitments.    Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries to provide up to $103.6 million in funding of which $9.8 million in funding obligations remain at September 30, 2002. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1—Basis of Presentation, Going Concern and Recent Developments).

Underfunded Pension Plans.

        The Company maintains two separate Defined Benefit Pension Plans (the "Plans") for certain salaried employees of Snapper, Inc. and for former Actava Group, Inc. employees. During 2002, actual asset returns for the Company's Plans have been adversely affected by continued deterioration in the equity markets. For the nine months ended September 30, 2002, the asset returns on the Plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, have continued to decline. The negative asset returns and declining discount rates are expected to unfavorably affect the Company's 2002 year-end SFAS No. 87, "Employers' Accounting for Pensions," funded status and 2003 pension expense. 2003 pension expense would be further unfavorably affected to the extent the company lowers its expected return on asset assumption from its current level of 8% per annum. However, additional contributions would favorably impact the pension funded status and pension expense. Additionally, pension funding requirements will be unfavorably affected by lower asset returns in 2002. As of September 30, 2002, future benefit obligations exceeded the fair value of plan assets by $2.7 million.

        Loan Guarantee.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At September 30, 2002, only $1.4 million remained outstanding under this financing arrangement.

        Snapper-Textron Floor Plan Repurchase Obligations.    Snapper has a three-year agreement with Textron, whereby Textron will make available floor plan financing to the dealers of Snapper's products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, if a dealer defaults in payment, Textron generally can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of September 30, 2002, Snapper had agreed to indemnify $1.4 million under this provision. At September 30, 2002, there was $32.2 million outstanding under this floor plan financing arrangement. The Company has not guaranteed Snapper's payment obligations under this arrangement. Upon the closing of the Snapper asset sale, see Note 1—Basis of Presentation, Going Concern and Recent Developments, this agreement was assigned to the purchaser of the Snapper business assets.

        Snapper Credit Line Guarantee.    The Company has guaranteed Snapper's indebtedness under its loan agreement up to $15.0 million. The consolidated financial statements include amounts outstanding under Snapper's facility totaling $29.2 million at September 30, 2002. Upon the closing of the Snapper asset sale, see Note 1—Basis of Presentation, Going Concern and Recent Developments, this guarantee was eliminated since the loan agreement was paid off at closing and the guarantee by the Company was terminated.

        Non-cancelable purchase agreements.    Snapper has entered into various manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of September 30, 2002, non-cancelable commitments under these agreements amounted to approximately $8.8 million. Upon the closing of the Snapper asset sale, see Note 1—Basis of Presentation, Going Concern and Recent Developments, these agreements were assigned to the purchaser of the Snapper business assets.

        Snapper Floor Plan Guarantee.    Snapper had an agreement with a financial institution, which made available floor plan financing to dealers of Snapper's products. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not sold to another dealer. At September 30, 2002 there was approximately $5.4 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement. Upon the closing of the Snapper asset sale, see Note 1—Basis of Presentation, Going Concern and Recent Developments, this agreement was assigned to the purchaser of the Snapper business assets and the guarantee by the Company was terminated.

        Capital commitments.    The Company's majority-owned subsidiary, MCC is committed to funding its three Chinese operating subsidiaries to their registered charter capital. Amounts still due under these capital commitments totaled $4.8 million at September 30, 2002. Upon the closing of the sale and liquidation of the MCC operating subsidiaries, see Note 1—Basis of Presentation, Going Concern and Recent Developments, these commitments will be eliminated.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement in the amount of $1.3 million, was commenced in February 2001. In May 2002, the arbitrators issued a decision awarding the former employee $1.6 million in damages (including pre-award interest, and attorney's and arbitration fees). Such amounts have been accrued as of September 30, 2002 and were paid on October 31, 2002.

Contingencies

Risks Associated with the Communications Group's Investments

        The ability of the Communications Group and its business ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe and the CIS. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

Litigation

        The Company is involved in various legal and regulatory proceedings. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings will not have a material effect on the Company's consolidated financial position and results of operations.

15.  Related Party Transactions

Transactions with Metromedia Company

        Metromedia Company and its affiliates are collectively our largest single stockholder, beneficially owning, as of May 1, 2002, 17,334,328 shares of common stock, representing approximately 18.4% of the issued and outstanding shares of common stock. We are party to certain agreements with Metromedia Company, the material terms of which are summarized below.

        In early September 2002, the existing Consulting Services Agreement between the Company and Metromedia Company was amended to provide that the term of the Consulting Services Agreement would continue in effect until September 15, 2002 and would continue, thereafter unless and until Metromedia Company or the Company provided written notice of termination to the other party, whereupon the Consulting Services Agreement would immediately terminate. Metromedia Company has not given any notice of termination as of the date of filing of this Quarterly Report on Form 10-Q. The Company's management is in the process of developing contingency arrangements should the Consulting Services Agreement be terminated by Metromedia Company; however, the recruitment of personnel to perform these functions might be difficult given the Company's current liquidity position.

        The services provided by Metromedia Company pursuant to the agreement have been provided as requested by the Company and have been invoiced to the Company at agreed-upon hourly rates. There is no minimum required level of services. The services currently provided by Metromedia to the Company are in the areas of tax, legal and employee benefits. The Company is also obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement. Metromedia Company provides the specified services under the agreement in its capacity as an independent contractor of the Company and not as a partner, co-venturer, agent or representative of the Company. Pursuant to the agreement, the Company agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement, other than those in any way relating to or resulting from the gross negligence or willful misconduct of Metromedia Company, its employees, consultants or other representatives. Fees charged by Metromedia Company under this Consulting Services Agreement amounted to $0.1 million and $0.8 million for the three and nine months ended September 30, 2002.

        Prior to December 31, 2001, the Company and Metromedia Company were parties to a Management Agreement pursuant to which the Company paid a fixed management fee to Metromedia Company for certain general and administrative services provided by Metromedia Company personnel. Fees charged by Metromedia Company under this Management Agreement amounted to $1.0 million and $2.9 million for the three and nine months ended September 30, 2001, respectively.

        We are party to a License Agreement with Metromedia Company, dated November 1, 1995 pursuant to which Metromedia Company has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years (subject to earlier termination as described below). In early September 2002, the Company and Metromedia Company amended the License Agreement. Pursuant to such amendment the License Agreement may be terminated by Metromedia Company upon three months prior written notice to the Company or, upon the occurrence of certain specified events, upon one month's prior written notice by Metromedia Company to the Company. Pursuant to the License Agreement, the Company has agreed to indemnify and hold Metromedia Company harmless against any and all losses, claims, suits, actions, proceedings, investigations, judgments, deficiencies, damages, settlements, liabilities and reasonable legal (and other expenses related thereto) arising in connection with the license agreement. The Company believes that the terms of the Consulting Services Agreement and the License Agreement are no less favorable to the Company than could have been obtained from non-affiliated parties.

16.  Subsequent Events

Metromedia China Corporation

        As further outlined in Note 2—Discontinued Business Components, the Company commenced on September 27, 2002, the liquidation and disposal of its interests in the operating subsidiaries of MCC.

ALTEL

        As further outlined in Note 2—Discontinued Business Components, on October 2, 2002, the Company sold its 100% interest in Wireless Technology Corporations Ltd. ("WTC") for $5.0 million. WTC was a holding company through which the Company owned a 50% interest in ALTEL, which operates a nationwide AMPS wireless network in Kazakhstan. The Company received proceeds of $5.0 million and incurred closing costs of $0.2 million. Such transaction resulted in the Company recording a loss on the disposition of $0.5 million. The Company recorded a charge to earnings in the third quarter of 2002 in the amount of $0.5 million to reflect its investment in ALTEL at the lower of cost or fair value less cost to sell. Such loss is included in the results of discontinued operations.

Yellow Pages

        As further outlined in Note 2—Discontinued Business Components, on October 18, 2002, the Company sold its 100% interest in CPY Yellow Pages Ltd. ("Yellow Pages") for $2.5 million. Yellow Pages publishes a yellow pages telephone directory in St. Petersburg, Russia. The Company received cash proceeds of $2.5 million and incurred closing costs of $0.1 million, principally severance costs. Such transaction resulted in the Company realizing a gain on disposition of $1.1 million, which will be recorded in the three months ended December 31, 2002.

Snapper

        As further outlined in Note 2—Discontinued Business Components, on November 27, 2002 the Company completed the sale of substantially all the assets and certain liabilities of Snapper.

RDM Sports Group, Inc.

        On October 29, 2002, the Company received $4.9 million in settlement of certain claims against RDM Sports Group, Inc. ("RDM"), a former business venture of the Company. Such settlement will be recorded in the three months ended December 31, 2002. RDM had filed for voluntary bankruptcy under Chapter 11 of the Bankruptcy Code in August 1997. Upon release from certain lawsuits against the Company, RDM, certain current and former directors and former officers of the Company, the Chapter 11 trustee remitted payment to the Company in settlement of the Company's claims against RDM.

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

Liquidity Issues

        As of September 30, 2002 and October 31, 2002, the Company had $11.9 million and $9.8 million, respectively, in cash at its headquarters level.

        The $9.8 million of cash as of October 31, 2002, reflects the cash held at the headquarters level subsequent to the Company's $11.2 million interest payment, on October 29, 2002, on its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes"). The interest was originally due to be paid on September 30, 2002; however, the Company deferred the interest payment until such time that it was able to accumulate sufficient cash at the headquarters level to remit the payment. The payment was made within the 30-day grace period for interest payments allowed under the 10 1/2% Senior Discount Notes.

        Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, cannot be readily accessed, if at all, for the Company's liquidity requirements.

        The Company has typically suffered recurring net losses and net operating cash deficiencies. Further, based on the Company's current cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows during the next twelve months. In addition, another semi-annual interest payment of $11.1 million on the Company's 10 1/2% Senior Discount Notes will become due on March 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Failure on the part of the Company to make any required payment of interest or principal on the 10 1/2% Senior Discount Notes within the allowed grace period would represent a default under the notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the debt would become immediately due and payable. If this occurs, the Company would not be able to repay the notes and would likely not be able to borrow sufficient funds to refinance them.

        The Company has consummated certain assets sales, continues to explore possible asset sales to raise additional cash and has been attempting to maximize cash repatriations by its business ventures to the Company.

Contact with the United States Justice Department and Securities and Exchange Commission

        On November 26, 2002, the Company announced that it had contacted the United States Justice Department (the "Justice Department") and the Securities and Exchange Commission ("SEC") to disclose that certain personnel engaged in conduct that may have violated foreign and United States laws, including the Foreign Corrupt Practices Act. This conduct, which involved certain of the Company's business ventures in the Commonwealth of Independent States, was the subject of an investigation by special outside counsel.

        The Company has concluded that the transactions were not material to the Company's historical results of operations or financial condition, and management currently does not anticipate any restatement of the Company's past financial results. The Company cannot predict with any certainty whether, as a result of its disclosures, the Justice Department or the SEC will commence formal civil or criminal investigations. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations.

Contact with the American Stock Exchange

        On November 26, 2002, the Company announced that representatives from the American Stock Exchange ("AMEX") informed the Company that, due to its delay in filing its Form 10-Q for the quarter ended September 30, 2002, trading of the Company's common stock and preferred stock was halted on November 25, 2002. In addition, the Company was further informed by representatives from AMEX that trading of the Company's common stock and preferred stock will not resume prior to the filing of the Form 10-Q and that any resumption of trading following the filing of the Form 10-Q will be subject to a determination by AMEX.

Snapper Sale

        On November 27, 2002, the Company completed the sale of substantially all the assets and certain liabilities of Snapper to Simplicity Manufacturing. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

        The sale, which called for a gross purchase price of $73.3 million, is subject to a dollar for dollar adjustment based on the post closing balance sheet amount by which the net purchased assets at closing is greater or less than the net purchased assets of $76.2 million at December 31, 2001.

        Using the audited September 30, 2002 balance sheet of Snapper, the adjusted purchase price was estimated to be $55.8 million. As a result, the Company received net cash proceeds of approximately $15.6 million, after the repayment of the Snapper bank debt facility and the satisfaction of various employee severance obligations. The Snapper bank debt facility had increased approximately $5.4 million from September 30, 2002 to approximately $34.7 million at the date of closing of the sale. In addition, the Company anticipates that the transactional costs will approximate $2.3 million, which is comprised of investment banking, legal and Accountant's fees.

        The transaction is subject to a post-closing audit process and therefore the financial terms of this transaction are subject to adjustment.

        In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper during the three months ended September 30, 2002 and determined that as of January 1, 2002 there was a transitional impairment charge required on the Company's recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge in the nine month period ended September 30, 2002.

        In addition, the Company has recorded an estimated loss on disposal of $7.1 million during the three months ended September 30, 2002. The $7.1 million estimated loss is comprised of a write down of assets of $2.9 million and $4.2 million of estimated severance and disposal costs.

        See Note 2—"Discontinued Business Components" to the condensed consolidated financial statements contained herein, for additional information regarding the Company's accounting for its ownership interest in the Snapper business.

Other Asset Sales

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

        On June 27, 2002, the Company announced that, in connection with this change in strategy, it had hired United Financial Group, a Russian based investment advisor, to assist the Company in evaluating certain offers that it has received for its Russian and Georgian telephony businesses.

        The Company is continuing to pursue the possible sale of its telephony and other businesses, including its Cable TV and Radio operations.

        As a result of this revised strategy, the Company has held preliminary discussions with third parties regarding the sale of various assets, so far without substantial progress toward a transaction.

Cash Repatriation Strategies

        In regards to the Company's cash repatriation strategies, the Company has successfully repatriated $0.9 million and $9.2 million in the three and nine months ended September 30, 2002, respectively, associated with cash dividends from the Company's PeterStar, Radio 7, EldoRadio and Comstar businesses.

        These dividends were based on the respective companies' 2001 financial results. Accordingly, management does not expect further dividends from these businesses until the financial results for the 2002 fiscal year of these businesses are presented and approved by their respective Boards of Directors.

        However, the Company cannot assure you that it will be successful in selling any additional assets or repatriating earnings from its businesses or that any such sales or repatriations will raise enough cash to be able to relieve its liquidity issues. The Company is also subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sales of its assets or those of its business ventures or subsidiaries.

The Communications Group—Liquidity Issues

        The Communications Group and many of its business ventures are experiencing continuing losses and negative operating cash flows. The Communications Group's consolidated and unconsolidated business ventures' ability to meet their respective business plans are dependent upon their ability to attract subscribers to their systems or the sale of commercial advertising time and their ability to control operating expenses. There can be no assurances that the Communications Group's business will have sufficient resources to achieve their business plans. If the necessary resources are not available, the growth and continued viability of certain of the Communication Group's business ventures may be impeded or impaired.

        The Communications Group has historically been dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its business ventures. Many of the Communications Group's business ventures operate or invest in business operations, such as cable television, fixed telephony and cellular telecommunications, that require significant capital investment in order to construct, develop and maintain operational systems and market their services. The Communications Group's business ventures capital expenditure programs anticipate aggregate cash outlays of $9.7 million throughout the rest of 2002 in order to meet their respective business plans.

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

        As of September 30, 2002, the Communications Group had unfunded commitments to provide funding under various credit lines in an aggregate amount of approximately $9.8 million. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the business venture's business plan. To the extent that the Communications Group does not approve a business venture's business plan, the Communications Group is not required to provide funds to that business venture under the credit line.

        The Communications Group's ability to meet its operational funding requirements and anticipated capital expenditures programs are dependent upon the availability of self-generated cash flows, as well as funding from the Company.

Metromedia China Corporation—Liquidity Issues

        In July 2002, the Company commenced a rights offering to the existing minority shareholders of Metromedia China Corporation ("MCC"), a majority owned subsidiary. The rights offering expired on August 22, 2002. Management determined prior to commencing the rights offering, that it might not be able to continue to fund the operations or meet the minimum capital contributions required under the existing charter documents for MCC's operating subsidiaries. Furthermore, management further recognized that if the rights offering were successful in raising the minimal funding required to sustain the operations, the Company would be substantially diluted in its ownership rights in MCC.

        Accordingly, the Company recorded a charge to earnings in the three months ended June 30, 2002 totaling $0.9 million to record MCC at the Company's best estimate as to the value that would be realized from the disposition of its ownership in MCC and/or the operating subsidiaries of MCC.

        On September 19, 2002, the Company notified the minority shareholders of MCC that it had negotiated the sale of two of the three MCC operating subsidiaries, with one of the general directors of MCC. In addition, on September 27, 2002, the Company began the asset sale closing process for the two operating subsidiaries and began the liquidation process for the third operating subsidiary.

        The sale of the two operating subsidiaries is expected to be complete in early January 2003, while the liquidation of the remaining operating subsidiary is expected to be complete by January 31, 2003.

        See Note 2—"Discontinued Business Components" to the condensed consolidated financial statements contained herein, for additional information regarding the Company's accounting for its ownership interest in MCC.

Senior Discount Notes

        In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2007 to the holders of certain PLD notes.

        The terms of the Senior Discount Notes are set forth in an indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and accreted in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes did not accrue cash interest before March 30, 2002. After that date, holders of the Senior Discount Notes are due interest in cash at the rate of 10 1/2% per year, payable semi-annually.

        The first of such payments was due on September 30, 2002; however, as previously discussed, the Company deferred the interest payment until October 29, 2002, which was within the 30-day grace period as allowed under the indenture.

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

        The Senior Discount Notes are redeemable at the sole option of the Company at a redemption price equal to their principal amount plus accrued and unpaid interest, if any.

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

Noteholder Discussions

        The Company has held periodic discussions with representatives of holders of its Senior Discount Notes in an attempt to reach agreement on a restructuring of its indebtedness in conjunction with any proposed asset sales and restructuring alternatives.

        As previously announced on September 30, 2002, the Company has retained Kroll Zolfo Cooper as its professional advisor to assist management in developing a financial restructuring plan and undertaking discussions with representatives of holders of its Senior Discount Notes.

        Discussions between the Company and representatives of holders of its Senior Discount Notes are continuing; however, the Company cannot assure you that these negotiations will result in a restructuring of its indebtedness. Furthermore, any negotiated restructuring of the Company's indebtedness may require that the Company seek the protection afforded under the reorganization provisions of the United States Bankruptcy Code in order to successfully effectuate a restructuring.

        The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include, but would not be limited to, adjustment of the carrying value in our businesses if the Company were required to dispose of our business interests at distressed values.

        If the Company is not able to favorably resolve the liquidity issues described above, the Company would have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code.

Convertible Preferred Stock

        The Company has authorized 70.0 million shares and a total of 4,140,000 shares outstanding of $1.00 par value, 7 1/4% cumulative convertible preferred stock. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after March 15, 2001. As of September 30, 2002, total dividends in arrears were $22.5 million. As the Company has not paid the dividend on the preferred stock for six consecutive quarters, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

        In addition, on December 18, 2002, the Board of Directors of the Company decided that in order to facilitate a potential future restructuring of the Company, that it would not declare a dividend on its preferred stock for the quarterly dividend period ending on December 15, 2002.

Corporate Overhead Costs

        In 2001 and 2000, the Company's corporate overhead costs were $36.0 million and $44.5 million, respectively. The principal components of these costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs such as insurance and regulatory compliance costs. The Company currently anticipates that its 2002 corporate overhead costs will range from approximately $25.0 million to $30.0 million, depending upon the Company's ability to execute its current strategy to reduce expenditures. As of September 30, 2002, the Company's year-to-date corporate overhead costs were $22.7 million, of which $22.0 million was paid in cash during the year to date. Management continues to believe that its estimate for 2002 corporate overhead costs will fall within the range discussed above.

        Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit as to which it can reduce its corporate cost structure without losing its ability to provide the appropriate level of management oversight.

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at September 30, 2002 are summarized as follows (in thousands):

Continuing Operations:
Credit line commitments	$9,800
Underfunded Pension Plans	2,700
Loan guarantee	1,400
Discontinued Components:
Snapper-Textron floor plan repurchase obligations	32,200
Snapper credit line guarantee	15,000
Non-cancelable purchase agreements	8,800
Snapper floor plan guarantee	5,400
Capital commitments	4,800

$80,100

        For further information regarding the nature of these contingent liabilities, see Note 14—"Commitments and Contingencies" in the Company's consolidated condensed financial statements contained herein.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee was seeking damages for breach of his employment agreement, was commenced in February 2001. In May 2002, the arbitrators issued a decision awarding the former employee $1.6 million in damages (including pre-award interest, and attorney's and arbitration fees). Such amounts have been accrued as of September 30, 2002 and were paid on October 31, 2002.

Discussion of Changes in Financial Position

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Cash Flows from Operating Activities

        Cash used in operating activities for the nine months ended September 30, 2002 was 1.0 million, a decrease of $3.5 million in cash used in operating activities from the same period in the prior year. Non-cash items decreased in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, principally as a result of a reduction in depreciation and amortization expense of $16.3 million. This was principally due to the adoption of SFAS No. 142 and the effects of impairment charges recorded in 2001. In addition, the Company recorded accretion of debt discount of $15.0 million during 2001 while only recording $5.3 million during 2002 as the debt became fully accreted as of March 31, 2002. Such decreases were offset by an increase of $8.8 million in equity in losses of and write-down of investments in unconsolidated investees. Included in equity in losses of and write-downs of investments is a $25.8 million write-down of Comstar in 2002 and a $7.0 million write-down of Telecom Georgia in 2001. The Company also recorded a gain on the disposal of its interests in Alma-TV, BELCEL and OMCL during the nine months ended September 30, 2002.

        Changes in operating assets and liabilities for the nine months ended September 30, 2002 resulted in cash inflows of $15.0 million, principally as a result of the increase in accrued interest of $10.7 million, a decrease in other assets and liabilities of $1.9 million and a decrease in accounts receivable of $0.9 million. The increase in accrued interest is principally related to interest accrued on the Company's Senior Discount Notes. Such interest was paid on October 29, 2002. Changes in operating assets and liabilities for the nine months ended September 30, 2001 resulted in cash outflows of $3.8 million, principally as a result of a decrease of $9.7 million in accounts payable and accrued expenses partially offset by a $5.3 million decrease in other assets and liabilities. Subsequent to September 30, 2002, the Company paid $1.6 million to settle an arbitration award with a former employee and received $4.9 million for settlement of claims against one of the Company's former subsidiaries.

Cash Flows from Investing Activities

        Cash provided by investing activities for the nine months ended September 30, 2002 amounted to $0.5 million as compared to a use of $18.4 million for the nine months ended September 30, 2001. This change is principally due to the cash proceeds of $11.2 million from disposals during the nine months ended September 30, 2002 and a reduction of capital expenditures of $3.6 million. The Company disposed of its interest in Alma-TV and BELCEL for net cash proceeds of $9.4 million and $1.7 million, respectively. One of the Company's subsidiaries invested $2.0 million in short-term liquid investments during the nine months ended September 30, 2002. The Company purchased an additional equity interest in one of its subsidiaries in the nine months ended September 30, 2001, which resulted in cash outflows of $2.1 million and none were acquired in 2002.

Cash Flows from Financing Activities

        Cash used in financing activities was $1.9 million for the nine months ended September 30, 2002 as compared to $5.5 million for the same period in the prior year. The reduction in use of cash in 2002 was due to cash borrowings on a line of credit at one of the Company's subsidiaries of $2.4 million, a $3.8 million reduction in the preferred dividends paid and a reduction of $0.6 million for debt repayments. Such reductions were offset by additional dividends paid to minority shareholders of $3.2 million during the nine months ended September 30, 2002.

Cash Used in Discontinued Business Components

        Cash used in discontinued business components represents funding provided principally to the Company's MCC business before being classified as a discontinued business. Subsequent to September 30, 2002, the Company has received $22.8 million for disposal of Snapper, ALTEL and CPY Yellow Pages and a tax refund of $2.3 million for one of the Company's discontinued businesses.

Results of Operations

Overview

        The Communications Group has operations in Eastern Europe and the Commonwealth of Independent States ("CIS"). The Communications Group provides the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television; and (iv) radio broadcasting.

        As previously discussed, the Company is currently in the process of disposing of its business interest in Snapper and MCC. Accordingly, the Company has concluded that both the Snapper and MCC businesses meet the criteria for classification as an Asset Held for Sale as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144') and has recorded the entities as such within its condensed consolidate financial statements.

Segment Information

        The following tables set forth operating results for the three and nine months ended September 30, 2002 and 2001, for the Company's Communications Group.

Segment Information
Three months ended September 30, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$16,092	$—	$3,515	$5,037	$(276)	$24,368
Cost of sales and operating expenses	4,402	—	689	—	101	5,192
Selling, general and administrative	4,386	—	1,857	4,727	4,149	15,119
Depreciation and amortization	3,087	—	1,024	383	2,275	6,769
Restructuring and asset impairment charge, net	—	—	3,983	—	558	4,541

Operating income (loss)	$4,217	$—	$(4,038)	$(73)	$(7,359)	(7,253)

Unconsolidated Business Ventures
Revenues	$22,591	$12,343	$4,257
Costs of sales and operating expenses	9,935	1,936	875
Selling, general and administrative	5,861	2,176	2,715
Depreciation and amortization	5,712	3,587	1,266

Operating income (loss)	$1,083	$4,644	$(599)

Net income (loss)	280	3,639	(602)

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(27,317)	1,295	(271)			(26,293)

Interest expense						(4,385)
Interest income						415
Gain on disposition of businesses						3,737
Other income, foreign currency, and minority interest						(1,198)
Income tax expense						(1,707)

Loss from continuing operations						$(36,684)

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Three months ended September 30, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$22,471	$—	$3,241	$3,513	$956	$30,181
Cost of sales and operating expenses	12,430	—	672	—	(243)	12,859
Selling, general and administrative	4,199	—	1,356	3,321	8,570	17,446
Depreciation and amortization	4,415	—	1,138	593	6,177	12,323
Reduction in estimate of restructuring charge	—	—	—	—	(1,179)	(1,179)

Operating income (loss)	$1,427	$—	$75	$(401)	$(12,369)	(11,268)

Unconsolidated Business Ventures
Revenues	$23,395	$11,646	$6,040	$373
Costs of sales and operating expenses	12,045	1,860	1,032	—
Selling, general and administrative	5,565	2,866	4,477	391
Depreciation and amortization	5,552	3,409	2,654	61

Operating income (loss)	$233	$3,511	$(2,123)	$(79)

Net income (loss)	(1,155)	3,156	(2,804)	(129)

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(8,201)	1,637	(2,006)	(122)	(69)	(8,761)

Interest expense						(5,370)
Interest income						779
Other income, foreign currency, and minority interest						(868)
Income tax expense						(2,076)

Loss from continuing operations						$(27,564)

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Nine months ended September 30, 2002
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$55,001	$—	$10,768	$13,629	$167	$79,565
Cost of sales and operating expenses	19,292	—	2,216	—	(300)	21,208
Selling, general and administrative	17,631	—	5,753	12,708	22,707	58,799
Depreciation and amortization	10,080	—	3,080	1,183	6,883	21,226
Restructuring and asset impairment charge, net	—	—	3,983	—	54	4,037

Operating income (loss)	$7,998	$—	$(4,264)	$(262)	$(29,177)	(25,705)

Unconsolidated Business Ventures
Revenues	$70,667	$38,742	$17,044
Costs of sales and operating expenses	35,796	6,049	3,517
Selling, general and administrative	16,890	7,104	9,008
Depreciation and amortization	17,108	11,257	5,170
Asset impairment charge	440	—	—

Operating income (loss)	433	14,332	(651)

Net income (loss)	$(3,478)	$10,976	$(1,620)

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(34,283)	5,304	859			(28,120)

Interest expense						(16,435)
Interest income						1,254
Gain on disposition of businesses						5,447
Other income, foreign currency, and minority interest						(3,774)
Income tax expense						(5,101)

Loss from continuing operations						$(72,434)

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Nine months ended September 30, 2001
(in thousands)

	Communications Group
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$65,494	$—	$9,446	$10,673	$2,172	$87,785
Cost of sales and operating expenses	28,513	—	2,714	—	351	31,578
Selling, general and administrative	15,834	—	4,005	9,702	25,107	54,648
Depreciation and amortization	13,218	—	4,233	1,440	18,594	37,485
Reduction in estimate of restructuring charges	—	—	—	—	(1,179)	(1,179)

Operating income (loss)	$7,929	$—	$(1,506)	$(469)	$(40,701)	(34,747)

Unconsolidated Business Ventures
Revenues	$69,518	$33,957	$17,209	$1,269
Costs of sales and operating expenses	35,587	6,194	8,550	—
Selling, general and administrative	17,382	9,505	7,755	1,249
Depreciation and amortization	16,640	9,530	7,604	185

Operating income (loss)	$(91)	$8,728	$(6,700)	$(165)

Net income (loss)	(3,522)	6,727	(11,510)	(252)

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	(11,198)	3,702	(10,646)	(557)	(666)	(19,365)

Interest expense						(15,530)
Interest income						2,398
Other income, foreign currency, and minority interest						(1,809)
Income tax expense						(6,410)

Loss from continuing operations						$(75,463)

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

COMMUNICATIONS GROUP

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $6.4 million to $16.1 million for the three months ended September 30, 2002 as compared to $22.5 million for the three months ended September 30, 2001. This decrease in revenues was primarily attributable to the Technocom Group of businesses. Substantially all of the revenues in Technocom are attributable to its subsidiary, Teleport-TP. Teleport-TP revenues are not included in the Company's consolidated revenues subsequent to March 31, 2002, as the Company no longer consolidates the results of Teleport-TP. Until certain control issues are favorably resolved, the results of Teleport-TP will be accounted for using the cost method. Revenues at Baltic Communications Ltd. ("BCL") decreased by $0.4 million due to the loss of a major customer partially offset by increased revenue from data services, connection and installation billings, and monthly fees charged for line access.

        Offsetting such revenue decreases, revenues at PeterStar increased by $1.9 million to $13.8 million for the three months ended September 30, 2002 as compared to $11.9 million for the three months ended September 30, 2001. This increase was principally due to a $1.5 million increase in call revenues, a $0.6 million increase in monthly fees charged for line access offset by a decline in equipment sales.

        Gross margin.    Fixed telephony gross margin increased by $1.7 million to $11.7 million for the three months ended September 30, 2002 as compared to $10.0 million for the three months ended September 30, 2001. This increase is principally due to an increase in gross margin at PeterStar. Gross margin at PeterStar increased by $1.8 million principally due to revenue growth as gross margin percentage remained consistent at 73% for the three month periods ended September 2002 and 2001. The gross margin percentage improvement was principally due to the cessation of consolidation of Teleport-TP, which was a low margin business operation.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses increased by $0.2 million to $4.4 million for the three months ended September 30, 2002 as compared to $4.2 million for the three months ended September 30, 2001. This increase was principally the result of an increase at PeterStar of $0.6 million principally due to taxes, and other administrative costs offset by staff reductions. Such increase was offset by a reduction of $0.4 million at Technocom, which is principally due to the effect of deconsolidating the results of Teleport-TP.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $1.3 million to $3.1 million for the three months ended September 30, 2002 as compared to $4.4 million for the three months ended September 30, 2001. This decrease is principally related to the reduced depreciation of $1.3 million at Teleport-TP, which is principally the effect of deconsolidating the results of Teleport-TP.

Cable Television

        Revenues.    Cable television revenues for the three months ended September 30, 2002 increased by $0.3 million to $3.5 million as compared to $3.2 million for the three months ended September 30, 2001, principally due to an increase at Vilsat TV of $0.2 million.

        Cost of services.    Cable television cost of services remained consistent at $0.7 million for the three months ended September 30, 2002 and 2001.

        Selling, general and administrative expenses.    Cable television selling, general and administrative expenses increased by $0.5 million to $1.9 million for the three months ended September 30, 2002 as compared to $1.4 million for the three months ending September 30, 2001, primarily due to increases of $0.5 million at Sun TV and $0.1 million at Romsat TV that were partially offset by a decrease of $0.2 million at Ayety TV.

        Certain increases were due to increases in fees charged by government and local associations that have been mandated by law, and will be an ongoing expense. The decreases were principally due to obsolete inventory in 2001.

        Depreciation and amortization.    Cable television depreciation and amortization decreased by $0.1 million to $1.0 million for the three months ended September 30, 2002 as compared to $1.1 million for the three months ended September 30, 2001. Amortization decreased in part due to the application of SFAS No. 142 as goodwill is no longer amortized.

        Asset impairment charge.    During the three months ended September 30, 2002, Ayety TV wrote-down goodwill and intangibles totaling $3.8 million to reflect the Company's assessment of the recoverability of long-lived assets at Ayety TV. In addition, FX Internet wrote down certain fixed assets that were damaged totaling $0.2 million.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $1.5 million to $5.0 million for the three months ended September 30, 2002 as compared to $3.5 million for the three months ended September 30, 2001. Revenues at Metromedia Finland increased by $0.5 million as the three months to September 30, 2001 was the first full quarter of operations. In Finland, increased revenues reflected the quadrupling of ratings for the re-launched SuomiPop station.

        Revenues increased by $0.4 million for the three months ended September 30, 2002 due to the consolidation of Radio Trio's results from September 2001. Revenues increased by $0.4 million at Radio Juventus following the expansion of the network of regional stations carrying the Juventus signal during the latter part of 2001. This has allowed Juventus to compete effectively for a share of the national advertising revenue.

        In addition, the appreciation of local currencies against the US Dollar—principally in Hungary and the Czech Republic—accounted for $0.2 million of the consolidated revenue increase. Such increases were offset by a $0.4 million decrease in revenues at Radio 7. The introduction of VAT on advertising expenditures in Russia as of January 1, 2002, which had the effect of dampening revenues at Radio 7. In addition, the issuance of seven new licenses to competitors in the Moscow market has negatively affected the revenues of Radio 7.

        Selling, general and administrative.    Radio broadcasting selling, general and administrative expenses increased by $1.4 million to $4.7 million for the three months ended September 30, 2002 as compared to $3.3 million for the three months ended September 30, 2001. Radio Juventus experienced an increase in broadcast license fees of $0.1 million. The increase was due to both inflation-linked charges from the national licensing board and to the expansion in operations. In addition, the expansion in operations led to an increase in payroll costs of $0.1 million.

        Selling, general and administrative expenses increased by $0.5 million due to the consolidation of Radio Trio's results from September 2001; however, Radio Trio's selling, general and administrative expenses remained unchanged on a year-over-year basis. Advertising costs at Country Radio increased by $0.1 million principally in the form of non-cash barter transactions. The increased advertising expenditures were aimed at preserving Country Radio's leading ratings position in the face of increased competition.

        In addition, the appreciation of local currencies against the US Dollar—principally in Hungary and the Czech Republic—accounted for $0.3 million of the increase in selling, general and administrative expenses.

        Depreciation and amortization.    Radio depreciation and amortization expense decreased $0.2 million to $0.4 million for the three months ended September 30, 2002 as compared to $0.6 million for the three months ended September 30, 2001.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level decreased from $8.6 million in the three months ended September 30, 2001 to $4.1 million for the three months ended September 30, 2002. The significant reduction in selling, general and administrative expenses on a year-over-year basis is due to several factors, including; current overhead rationalization efforts as reflected in reduced consulting fees from Metromedia Company under the Consulting Services Agreement (as compared with the management fees from Metromedia Company under the Management Agreement that was in effect through December 31, 2001) and corporate staff reductions in both the US and European corporate operations.

        Management anticipates that some of these overhead restructuring initiatives will be offset in the fourth quarter due to the significant overhead expenses that the Company is incurring as a result of the current restructuring negotiations that the Company is participating in with representatives with holders of its Senior Discount Notes.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $6.2 million in the three months ended September 30, 2001 to $2.3 million for the three months ended September 30, 2002. This principally related to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level and intangibles written down in the fourth quarter of 2001.

        Interest expense.    Interest expense decreased by $1.0 million to $4.4 million for the three months ended September 30, 2002 as compared to $5.4 million for the three months ended September 30, 2001. The decrease in interest was principally due to a reduction in debt.

        Interest income.    Interest income decreased by $0.4 million to $0.4 million for the three months ended September 30, 2002 as compared to $0.8 million for the three months ended September 30, 2001. This decrease is principally due to a decrease in funds at corporate headquarters during the three months ended September 30, 2002 as compared to the same period in the prior year.

        Equity in losses of and write-down of investment in unconsolidated investees.    Equity in losses of unconsolidated investees increased by $17.5 million to $26.3 million for the three months ended September 30, 2002 as compared to $8.8 million for the three months ended September 30, 2001. The increase is principally due to a $25.8 million write-down of the Company's investment in Comstar during the three months ended September 30, 2002 offset by a $7.0 million write-down of the Company's investment in Telecom Georgia during the three months ended September 30, 2001. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on disposition of businesses.    On July 25, 2002, the Company disposed of its interest in CIBBV/BELCEL and recognized a gain of $1.3 million on the transaction. On August 27, 2002, the Company disposed of its interest in OMCL/CAT and recognized a gain of $2.4 million on the transaction.

        Income tax expense.    Income tax expense decreased by $0.4 million to $1.7 million for the three months ended September 30, 2002 as compared to $2.1 million for the three months ended September 30, 2001. The income tax expense in 2002 and 2001 is principally from foreign income taxes on PeterStar's operations. The reduction is due to the new lowered tax rate in Russia.

        Minority interest.    Minority interest represents the allocation of income and losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. Minority interest increased by $1.0 million to $1.8 million for the three months ended September 30, 2002 as compared to $0.8 million for the three months ended September 30, 2001. The minority interest amount principally relates to PeterStar's and Tellcell Wireless's operations.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $0.8 million to $22.6 million for the three months ended September 30, 2002 as compared to $23.4 million for the three months ended September 30, 2001. This decrease was principally attributable to revenue declines at Comstar partially offset by an increase in revenues at Telecom Georgia. The $2.2 million reduction in revenues at Comstar is due to a combination of declining rates and minutes. The $1.4 million increase in revenues at Telecom Georgia is principally due to the recognition of $1.8 million of international revenues related to the three months ended June 30, 2002 recognized by Telecom Georgia in the current quarter. The recognition of these revenues in the current quarter had no impact on the Company's consolidated financial statements since Telecom Georgia has reported losses and the Company has not recorded any further share of loss since its investment is nil.

        Gross margin.    Fixed telephony gross margin increased by $1.3 million to $12.7 million for the three months ended September 30, 2002 as compared to $11.4 million for the three months ended September 30, 2001. This increase is principally due to increases at Comstar and Telecom Georgia. Gross margin at Comstar increased by $0.6 million principally due to an improved revenue mix. Loss of transit/wholesale revenue with minimal margin is being gradually replaced with more profitable revenues such as data and monthly fees for access lines. Gross margin at Telecom Georgia increased by $0.8 million principally due to $0.6 million which is due to the aforementioned revenue.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses increased by $0.3 million to $5.9 million for the three months ended September 30, 2002 as compared to $5.6 million for the three months ended September 30, 2001. Operating expenses at Comstar increased by $0.5 million principally in administrative costs, while Telecom Georgia experienced a slight decrease in operating expenses. Salaries and benefits decreased $0.2 million partially offset by an increase in bad debt expense and other various administrative costs.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by 0.1 million to $5.7 million for the three months ended September 30, 2002 as compared to $5.6 million for the three months ended September 30, 2001. The increase in depreciation and amortization is principally due an increase in the fixed assets base at Comstar offset by the application of SFAS No. 142 to goodwill at Telecom Georgia, which results in no amortization.

        Asset impairment charge.    During the three months ended September 30, 2002, the Company wrote-down its investment in Comstar by $25.8 million, which represented management's evaluation of the carrying value of the business as compared to the fair value of such assets. During the three months ended September 30, 2001, Telecom Georgia wrote-down certain goodwill and intangibles totaling $7.0 million, which represented management's evaluation of the carrying value of the business as compared to the fair value of such assets.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $0.7 million to $12.3 million for the three months ended September 30, 2002 as compared to $11.6 million for the three months ended September 30, 2001. This increase was primarily attributable to a $2.5 million increase in revenues at Magticom, the Company's GSM wireless operator in Georgia. This increase in revenues is due to a 57% increase in subscriber base partially offset by lower roaming revenues, declining monthly access fees, and higher sales returns and allowances. Such increase was offset by the effect of the disposal of BELCEL in July 2002. BELCEL revenues in the quarter ended September 30, 2001 amounted to $1.9 million.

        Gross margin.    Wireless telephony gross margin increased by $0.6 million to $10.4 million for the three months ended September 30, 2002 as compared to $9.8 million for the three months ended September 30, 2001. This increase was due primarily to the increase in gross margin at Magticom. Gross margin at

Magticom increased by $2.0 million due to the strong revenue growth with fixed costs held relatively constant. Magticom's position as the market leader is allowing it to maintain its margins; however, it is expected that margins will eventually erode as competition intensifies in the region. Such increase was offset by the effect of the disposal of BELCEL in July 2002. BELCEL gross margin in the quarter ended September 30, 2001 amounted to $1.5 million.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $0.7 million to $2.2 million for the three months ended September 30, 2002 as compared to $2.9 million for the three months ended September 30, 2001. This decrease is principally related to the sale of BELCEL in July 2002, which accounts for a reduction of $1.2 million. Selling, general and administrative expenses at Magticom increased by $0.3 million. This increase was due to increased salaries and benefits resulting from an increase in the headcount and the payout of bonuses in 2002 for successful implementation of new billing software. Tyumenruscom operating expenses increased $0.1 million principally related to higher technical expenses.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense increased by $0.2 million to $3.6 million for the three months ended September 30, 2002 as compared to $3.4 million for the three months ended September 30, 2001. This increase is due principally to a $0.7 million increase at Magticom. This increase is principally related to capital expenditures supporting network expansion and increasing subscriber capacity. Such increase was offset by the effect of the disposal of BELCEL in July 2002. BELCEL depreciation and amortization in the quarter ended September 30, 2001 amounted to $0.5 million.

Cable Television

        Revenues.    Cable television revenues for the three months ended September 30, 2002 decreased by $1.8 million to $4.2 million as compared to $6.0 million for the three months ended September 30, 2001. Such decrease was principally due to the disposal of Alma TV in the second quarter of 2002. Alma TV contributed $1.5 million during the three months ended September 30, 2001. In addition, the Company abandoned the operations at Kamalak TV at the end of fiscal year 2001. Kamalak TV contributed $0.8 million during the three months ended September 30, 2001. Such decreases were partially offset by an increase of $0.2 million at Kosmos TV due to an increase in subscribers offset partially by a decline in rates for some services.

        Cost of services.    Cable television cost of services decreased by $0.1 million to $0.9 million for the three months ended September 30, 2002 as compared to $1.0 million for the three months ended September 30, 2001. Such decrease was principally due to the disposal of Alma TV in the second quarter of 2002. Alma TV cost of services during the three months ended September 30, 2001 was $0.3 million. In addition, the Company abandoned the operations at Kamalak TV at the end of fiscal year 2001. Kamalak TV cost of services during the three months ended September 30, 2001 was $0.2 million. Such decreases were partially offset by an increase of $0.4 million at Kosmos TV. The increase in cost of sales is explained largely by incremental programming fees relating to the increase in the number of digital subscribers.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $1.8 million to $2.7 million for the three months ended September 30, 2002 as compared to $4.5 million for the three months ending September 30, 2001. Such decrease was principally due to the disposal of Alma TV in the second quarter of 2002 and the abandonment of operations at Kamalak. Alma TV and Kamalak TV operating expenses during the three months ended September 30, 2001 was $1.1 million and $0.3 million, respectively. In addition, a decrease of $0.2 million at Kosmos TV reduced operating expenses as management has been focusing on controlling costs including travel, entertainment and advertising costs.

        Depreciation and Amortization.    Cable television depreciation and amortization decreased by $1.4 million to $1.3 million for the three months ended September 30, 2002 as compared to $2.7 million for the three months ended September 30, 2001. Such decrease was principally due to the disposal of Alma TV in the second quarter of 2002 and the abandonment of operations at Kamalak. Alma TV and Kamalak TV depreciation and amortization during the three months ended September 30, 2001 was $0.7 million and $0.2 million, respectively. In addition, Kosmos TV depreciation and amortization decreased $0.5 million due to the application of SFAS No. 142 to goodwill, which results in no amortization. Such decrease was partially offset by additional depreciation on the increased deployment of digital set-tops and new studio equipment purchased within 2001 due to launch of digital service at Kosmos TV.

Radio Broadcasting

        Radio broadcasting activities for unconsolidated investees in 2002 ceased since Trio Radio has been consolidated beginning September 2001.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

COMMUNICATIONS GROUP

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $10.5 million to $55.0 million for the nine months ended September 30, 2002 as compared to $65.5 million for the nine months ended September 30, 2001. This decrease in revenues was primarily attributable to the Technocom Group of businesses. Substantially all of the revenues in the Technocom Group of businesses are attributable to its subsidiary, Teleport-TP. Teleport-TP revenues are not included in the Company's consolidated revenues subsequent to March 31, 2002, as the Company will no longer consolidate the results of Teleport-TP. Until certain control issues are favorably resolved, Teleport-TP will be accounted for using the cost method. As a result, Technocom's revenues decreased by $15.7 million during the nine-month period ended September 30, 2002 as compared to the nine months ended September 30, 2001. Such decrease was partially offset by an increase of $5.1 million at PeterStar. This increase in revenues is principally due to a 27% growth in call revenues and improvement of economic conditions in St. Petersburg. BCL's revenues increased $0.1 million as a result of greater revenue from data services, connection and installation billings, and monthly fees charged for line access, partially offset by a 31% drop in call revenue due to the loss of a major customer.

        Gross margin.    Fixed telephony gross margin decreased by $1.3 million to $35.7 million for the nine months ended September 30, 2002 as compared to $37.0 million for the nine months ended September 30, 2001. This decrease is principally due to a decrease in gross margin at the Technocom Group of businesses offset by an increase in gross margin at PeterStar. Gross margin at the Technocom Group of businesses decreased by $4.7 million principally due to the deconsolidation of Teleport-TP. Gross margin at PeterStar increased by $3.0 million due to increased revenues offset by slightly lower gross margins as a percent of revenues. Gross margin percentages were 75% for the nine months ended September 2002 and 77% for the nine months ended September 2001. The slight erosion in margins is primarily due to a heavier weighting of lower-margin call revenue in 2002 than 2001 and additional direct network costs. In addition, BCL experienced growth in revenues of $0.1 million with a $0.3 million reduction in costs as a result of cost saving measures taken to combat relatively flat revenue growth during 2002.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses increased by $1.8 million to $17.6 million for the nine months ended September 30, 2002 as compared to $15.8 million for the nine months ended September 30, 2001. Operating expenses at BCL increased $0.7 million due to a bad debt write-off of approximately $0.9 million during 2002 partially offset by miscellaneous reductions in other administrative expenses. Operating expenses at Technocom increased $1.0 million principally due to a $2.5 million provision associated with doubtful accounts partially offset by general reductions and the deconsolidation of Teleport-TP.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $3.1 million to $10.1 million for the nine months ended September 30, 2002 as compared to $13.2 million for the nine months ended September 30, 2001. This decrease was principally the result of increases at the Technocom Group of businesses and PeterStar offset by the reduction of depreciation and amortization as Teleport-TP is no longer consolidated.

Cable Television

        Revenues.    Cable television revenues increased by $1.3 million to $10.8 million for the nine months ended September 30, 2002 as compared to $9.5 million for the nine months ended September 30, 2001. Net revenue at Ayety TV increased by $0.3 million representing an increase in subscribers over the enhanced network. Revenues at ATK increased by $0.3 million primarily due to increases in tariffs and increases in subscribers and revenues of HFC broadband Internet. Revenues at Romsat TV and Vilsat increased by $0.3 million and $0.1 million, respectively.

        Cost of services.    Cable television cost of services decreased by $0.5 million to $2.2 million for the nine months ended September 30, 2002 as compared to $2.7 million for the nine months ended September 30, 2001. This decrease is principally due to decreases at Sun TV and Ayety TV. In March 2002, Sun TV repackaged programs in its service offerings so that the basic package cost per subscriber cost dropped almost 80 percent. Ayety TV recognized a reduction in cost of services in 2001 due to reversals of certain accruals which did not reoccur in 2002.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $1.7 million to $5.7 million for the nine months ended September 30, 2002 as compared to $4.0 million for the nine months ending September 30, 2001. Operating expenses at Sun TV and Vilsat TV increased by $0.8 and $0.5 million, respectively. Sun TV and Vilsat TV recorded adjustments to certain accruals in the nine months ended September 30, 2001, which were not required in the current year. Operating expenses at Ayety TV increased by $0.7 million, primarily due to a write-down of low value inventory.

        Depreciation and amortization.    Cable television depreciation and amortization decreased by $1.1 million to $3.1 million for the nine months ended September 30, 2002 as compared to $4.2 million for the nine months ended September 30, 2001. The decrease in amortization is principally due to the application of SFAS No. 142 as goodwill is no longer amortized and equipment becoming fully amortized.

        Asset impairment charge.    During the three months ended September 30, 2002, Ayety TV wrote-down goodwill and intangibles totaling $3.8 million to reflect the Company's assessment of the recoverability of long-lived assets at Ayety TV. In addition, FX Internet wrote down certain fixed assets that were damaged totaling $0.2 million.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $2.9 million to $13.6 million for the nine months ended September 30, 2002 as compared to $10.7 million for the nine months ended September 30, 2001. Revenues increased by $1.1 million due to the consolidation of RadioTrio's results from September 2001. Radio Trio's revenues increased due to customers being able to buy time over suites of programs in the six-station Radio Trio group rather than over individual spots. Further, Radio Trio benefited from the increased ratings of its news/talk radio station, Radio Kuku.

        Revenues increased by $0.8 million at Radio Juventus following the expansion of the network of regional stations carrying the Juventus signal during the latter part of 2001. This has allowed Juventus to compete effectively for a share of the Hungarian national radio advertising during 2002. Revenues at Metromedia Finland increased by $0.8 million as the Company was in a start-up phase during 2001. Such increased revenues reflected the quadrupling of ratings for the re-launched SuomiPop station. The revenues at the other Finnish station—Groove FM—also improved following the introduction of advertising packages between this niche station and the stronger SuomiPop.

        In addition, the appreciation of local currencies against the US Dollar—principally in Hungary and the Czech Republic—accounted for $0.2 million of the increase in consolidated revenues. Such increases were partially offset by the introduction of VAT on advertising expenditures in Russia as of January 1, 2002, which had the effect of dampening revenue growth. Radio 7 suffered decreased revenues of $0.7 million primarily due to the additional negative effects of the issuance of seven new licenses into the Moscow market.

        Selling, general and administrative.    Radio broadcasting selling, general and administrative expenses increased by $3.0 million to $12.7 million for the nine months ended September 30, 2002 as compared to $9.7 million for the nine months ended September 30, 2001. Radio Juventus experienced an increase in broadcast license fees of $0.2 million. This increase was due to both inflation-linked charges from the national licensing board and to the expansion in operations. In addition, the expansion in network operations led to an increase in payroll costs and related administrative costs totaling $0.3 million and additional bad debt provisions of $0.1 million.

        Selling, general and administrative expenses increased by $1.3 million due to the consolidation of Radio Trio's results from September 2001; however, Radio Trio's selling, general and administrative expenses remained unchanged on a year-over-year basis. Increases in payroll costs due to expanding to full operations at Metromedia Finland were partly offset by decreases in advertising and promotional costs following the substantial ratings successes. Additionally, higher sales turnover has led to a $0.3 million increase in broadcast royalties.

        In addition, the appreciation of local currencies against the US Dollar—principally in Hungary and the Czech Republic—accounted for $0.3 million of the increase in selling, general and administrative expenses. Such increases were partially offset by a $0.5 million reduction at Radio 7. Bonuses and sales commissions were reduced by $0.2 million due to reductions in revenues at Radio 7. In addition, the introduction of client-side VAT on radio revenues decreased irrecoverable VAT, which resulted in a reduction in VAT expenses.

        Depreciation and amortization.    Radio broadcasting depreciation and amortization expense decreased by $0.2 million to $1.2 million for the nine months ended September 30, 2002 as compared to $1.4 million for the nine months ended September 30, 2001.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level decreased from $25.1 million in the nine months ended September 30, 2001 to $22.7 million for the nine months ended September 30, 2002. The significant reduction in selling, general and administrative expenses on a year-over-year basis is due to several factors, including; current overhead rationalization efforts as reflected in reduced management fees from Metromedia Company under the Consulting Services Agreement (as compared with the management fees from Metromedia Company under the Management Agreement that was in effect through December 31, 2001) and corporate staff reductions in both the US and European corporate operations.

        Management anticipates that some of these overhead restructuring initiatives will be offset in the fourth quarter due to the significant overhead expenses that the Company is incurring as a result of the current restructuring negotiations that the Company is participating in with representatives with holders of its Senior Discount Notes.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $18.6 million in the nine months ended September 30, 2001 to $6.9 million for the nine months ended September 30, 2002. This principally related to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level.

        Interest expense.    Interest expense increased by $0.9 million to $16.4 million for the nine months ended September 30, 2002 as compared to $15.5 million for the nine months ended September 30, 2001. The interest is principally due to the Senior Discount Notes and debt incurred at various operating companies.

        Interest income.    Interest income decreased by $1.1 million to $1.3 million for the nine months ended September 30, 2002 as compared to $2.4 million for the nine months ended September 30, 2001. This decrease is principally due to a decrease in funds at corporate headquarters during the nine months ended September 30, 2002 as compared to the same period in the prior year.

        Equity in losses of and write-down of investment in unconsolidated investees.    Equity in losses of and write-down of investment in unconsolidated investees increased by $8.7 million to $28.1 million for the nine months ended September 30, 2002 as compared to $19.4 million for the nine months ended September 30, 2001. The increase is principally due to a $25.8 million write-down of the Company's investment in Comstar during the nine months ended September 30, 2002 offset by a $7.0 million write-down of the Company's investment in Telecom Georgia during the nine months ended September 30, 2001 and a reduction of $3.7 million of goodwill amortization due to the adoption of SFAS No. 142. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on disposition of businesses.    On May 24, 2002, the Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on the transaction. On July 25, 2002, the Company disposed of its interest in CIBBV/BELCEL and recognized a gain of $1.3 million on the transaction. On August 27, 2002, the Company disposed of its interest in OMCL/CAT and recognized a gain of $2.4 million on the transaction.

        Income tax expense.    Income tax expense decreased by $1.3 million to $5.1 million for the nine months ended September 30, 2002 as compared to $6.4 million for the nine months ended September 30, 2001. The income tax expense in 2002 and 2001 is principally from foreign income taxes on PeterStar's operations. The reduction is due to the new reduced tax rate in Russia and true-up of the 2001 tax expense.

        Minority interest.    Minority interest represents the allocation of income and losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. Minority interest increased by $2.4 million to $4.4 million for the nine months ended September 30, 2002 as compared to $2.0 million for the nine months ended September 30, 2001. The minority interest amount principally relates to PeterStar's and Tellcell Wireless's operations.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $1.2 million to $70.7 million for the nine months ended September 30, 2002 as compared to $69.5 million for the nine months ended September 30, 2001. This increase was principally attributable to the one quarter of Teleport-TP revenues of $7.2 million offset by a $3.8 million reduction in revenues at Comstar and a reduction in revenues of $2.3 million at Telecom Georgia. Comstar's revenues for the nine months ended September 2002 decreased due to a combination of declining rates and minutes.

        Revenues at Telecom Georgia decreased due to the loss of mobile call termination business and lower call traffic within Georgia. Revenue from outgoing international and CIS calls has also declined due to tariff pressures and increasing competition in the region. The decline was partially offset by increased incoming international call traffic, particularly from countries within the CIS and revenues from a new international carrier customer.

        Gross margin.    Fixed telephony gross margin increased by $1.0 million to $34.9 million for the nine months ended September 30, 2002 as compared to $33.9 million for the nine months ended September 30, 2001. This increase is principally due to the inclusion of one quarter of Teleport-TP margins of $1.7 million offset by a decrease of $0.8 million at Telecom Georgia. Gross margin at Telecom Georgia decreased due to higher costs for international terminations and increased competition. In addition, the loss of revenue associated with the loss of mobile call termination business and lower call traffic within Georgia had a negative impact on gross margin.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $0.5 million to $16.9 million for the nine months ended September 30, 2002 as compared to $17.4 million for the nine months ended September 30, 2001. This decrease was principally the result of a $0.8 million decrease in expenses at Telecom Georgia offset by the addition of one quarter of Teleport-TP totaling $1.0 million. Salaries and benefits expense declined as a result of staff reductions taken in the first quarter of 2002 and smaller bonus payments in 2002. Also, satellite charges declined in 2002 due to reductions in monthly fees and switching of some traffic to fiber. These decreases were partially offset by income realized in 2001 from a reversal of bad debt expense that did not occur in 2002.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased $0.5 million to $17.1 million for the nine months ended September 30, 2002 as compared to $16.6 million for the nine months ended September 30, 2001. The increase in depreciation and amortization is principally due to one quarter of Teleport-TP amounting to $0.2 million and an increase of $1.1 million at Comstar. These increases were partially offset by the adoption of SFAS No. 142 which resulted in no goodwill amortization at Telecom Georgia. The increase at Comstar is due to additional depreciation taken on new fixed assets purchased over the past year.

        Asset impairment charge.    During the three months ended September 30, 2002, the Company wrote-down it's investment in Comstar by $25.8 million, which represented management's evaluation of the carrying value of the business as compared to the fair value of such assets. During the three months ended June 30, 2002, Comstar wrote down certain assets totaling $0.4 million related to one of its locations. During the three months ended September 30, 2001, Telecom Georgia wrote-down certain goodwill and intangibles totaling $7.0 million, which represented management's evaluation of the carrying value of the business as compared to the fair value of such assets.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $4.8 million to $38.7 million for the nine months ended September 30, 2002 as compared to $33.9 million for the nine months ended September 30, 2001.

        This increase was primarily attributable to a $6.6 million increase at Magticom, the Company's GSM wireless operator in Georgia. This increase in revenues is due to a 57% growth in the subscriber base. This increase was somewhat offset by lower roaming revenues, declining monthly access fees, and lower revenues from value added services such as SMS, data, and voicemail. In addition, revenues at Tyumenruskom increased $0.8 million principally due to monthly service revenues partially offset by declines in connection fees and equipment sales. Such increases were offset by the effects of the disposal of BELCEL in July 2002, which contributed $2.6 million additional revenues during the nine months ended September 30, 2001 than in the nine months ended September 30, 2002.

        Gross margin.    Wireless telephony gross margin increased by $4.9 million to $32.7 million for the nine months ended September 30, 2002 as compared to $27.8 million for the nine months ended September 30, 2001. This increase was due primarily to the increase in gross margin at Magticom. Gross margin at Magticom increased by $5.6 million. This increase is due to the strong revenue growth while fixed costs remained relatively constant. Gross margin as a percent of revenues remained consistent at 86% in 2002 and 2001. Magticom's position as the market leader has allowed it to maintain its margins; however, it is expected that margins will eventually erode as competition intensifies in the region.

        In addition, gross margin at Tyumenruskom increased $1.0 million as gross margin percentage improved from 62% at September 2001 to 75% at September 2002. Such increases were offset by the effect of the disposal of BELCEL in July 2002, which contributed to a decline in gross margins of $1.7 million during the nine months ended September 30, 2002.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $2.4 million to $7.1 million for the nine months ended September 30, 2002 as compared to $9.5 million for the nine months ended September 30, 2001. This decrease is principally related to decreased operating expenses at BELCEL and Magticom. The disposal of BELCEL resulted in a $2.4 million reduction in operating expenses. Selling, general and administrative expenses at Magticom decreased by $0.2 million due to a reduction of one-time sales and marketing expenses that were incurred in the prior year. Such decreases were offset by an increase of $0.2 million in technical expenses at Tyumenruskom.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense increased by $1.7 million to $11.2 million for the nine months ended September 30, 2002 as compared to $9.5 million for the nine months ended September 30, 2001. This increase is due principally to Magticom. Depreciation and amortization at Magticom increased by $2.4 million principally related to capital expenditures supporting network expansion and increasing subscriber capacity. Such increase was partially offset by the disposal of BELCEL.

Cable Television

        Revenues.    Cable television revenues decreased by $0.2 million to $17.0 million for the nine months ended September 30, 2002 as compared to $17.2 million for the nine months ended September 30, 2001. Such decrease was principally due to the disposal of Alma-TV in the second quarter of 2002 and the abandonment of operations at Kamalak TV. Alma-TV contributed an additional $1.2 million during the nine months ended September 30, 2001. Kamalak TV contributed $0.8 million during the nine months ended September 30, 2001. Such decreases were almost entirely offset by an increase of $1.2 million at Kosmos TV due to an increase in subscribers offset partially by a decline in rates for some services.

        Cost of services.    Cable television cost of services decreased by $5.0 million to $3.5 million for the nine months ended September 30, 2002 as compared to $8.5 million for the nine months ended September 30, 2001. Such decrease was principally due to the disposal of Alma-TV in the second quarter of 2002 and the abandonment of operations at Kamalak TV. Alma-TV and Kamalak TV cost of services was an additional $0.4 million and $2.9 million, respectively, during the nine months ended September 30, 2001. In addition, Kosmos TV reported a decrease in cost of services of $1.7 million for the nine months ended September 30, 2002. Kosmos TV recorded a write-down of inventory during the nine months ended September 30, 2001.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $1.2 million to $9.0 million for the nine months ended September 30, 2002 as compared to $7.8 million for the nine months ending September 30, 2001. The increase was principally due to reversal of accruals in 2001 at Kosmos TV and Kamalak TV. Such increases were offset by the reduction of $1.3 million for the nine months ended September 30, 2002 at Alma-TV.

        Depreciation and amortization.    Cable television depreciation and amortization decreased by $2.4 million to $5.2 million for the nine months ended September 30, 2002 as compared to $7.6 million for the nine months ended September 30, 2001. Kamalak TV depreciation and amortization during the nine months ended September 30, 2001 was $0.9 million. Alma-TV depreciation and amortization was an additional $0.4 million during the nine months ended September 30, 2001. In addition, Kosmos TV and Baltcom TV amortization decreased $1.9 million and $0.3 million respectively, due to the application of SFAS No. 142 to goodwill, which results in no amortization. Such decreases were partially offset by additional depreciation on the increased deployment of digital set-tops and new studio equipment purchased within 2001 due to launch of digital service at Kosmos TV.

Radio Broadcasting

        Radio broadcasting activities for unconsolidated investees in 2002 ceased since Trio Radio had been consolidated from September 2001.

Discontinued Business Components

Snapper Business Segment

        Revenues.    Revenues of the Company's discontinued Snapper Business segment declined during the three and nine-month periods ended September 30, 2002 as compared to the same periods in the previous year. 2002 sales were lower due to Snapper filling the Wal-Mart distribution channel in 2001, lower snow thrower sales and dealer lawn and garden sales were weaker in 2002 due to the uncertainty of Snapper's ownership and dry weather conditions in certain key markets.

        Gross margin.    Gross margin of the Company's discontinued Snapper Business segment declined during the three and nine-month periods ended September 30, 2002 as compared to the same periods in the previous year. The lower gross margin was due to lower sales as noted above and to lower gross margin rates due to reduced plant production in order to continue reducing inventory levels in the field and at the plant.

        Selling, general and administrative.    Selling, general and administrative expenses declined during the three and nine-month periods ended September 30, 2002 as compared to the same periods in the previous year. 2002 expenses were lower due to lower commissions paid to distributors and agents due to lower sales and due to two less distributors in 2002 versus 2001, lower distribution expenses due to lower sales.

Communications Group

        Revenues.    Revenues of the Company's discontinued components in the Communications Group (principally ALTEL) declined during the three and nine-month periods ended September 30, 2002 as compared to the same periods in the previous year. Call revenue at ALTEL declined as the result of subscribers moving to the GSM services offered by competitors. Also, the competitive environment has weakened ALTEL's ability to charge minimum monthly service fees to customers.

        Gross margin.    Gross margin of the Company's discontinued components in the Communications Group (principally ALTEL) declined during the three and nine-month periods ended September 30, 2002 as compared to the same periods in the previous year. The decrease is due principally to reductions in revenues, a change of revenue mix, and a slight erosion of gross margin percentage.

        Selling, general and administrative.    Selling, general and administrative expenses of the Company's discontinued components in the Communications Group (principally ALTEL) declined during the three and nine-month periods ended September 30, 2002 as compared to the same periods in the previous year. Such decreases were principally related to management's efforts to contain costs in line with the reductions in revenue.

        Cumulative effect of changes in accounting principles.    In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper during the three months ended September 30, 2002 and determined that as of January 1, 2002 there was a transitional impairment charge required on the Company's recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge to earnings in the nine-month period ended September 30, 2002. Snapper adopted the provisions of EITF No. 01-9 effective January 1, 2001. Accordingly, the Company recorded the cumulative effect of adoption as a charge to earnings of $2.4 million.

        Asset impairment charge.    The Company has recorded an estimated loss on disposal of Snapper amounting to $7.1 million during the three months ended September 30, 2002. The $7.1 million estimated loss is comprised of a write down of assets of $2.9 million and $4.2 million of estimated severance and disposal costs. In addition, the Company recorded a $0.9 million in the three months ended June 30, 2002 due to management's evaluation of the carrying value of the China e-commerce businesses as compared to the fair value of such assets.

Critical Accounting Policies

        The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, product warranty expenses, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial condition of the Company's customers was to deteriorate, resulting in an impairment of their ability to make payments, or customers otherwise do not pay, additional allowances may be required.

    The Company holds minority interests in many of its business ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, weighting various possible scenarios for management's assessment of probability of occurrence and discounting the probability-weighted cash flows at an appropriate rate. The Company assesses its level of control over the operating and financial decisions of its business ventures and subsidiaries when determining whether to account for their operations as either equity method or consolidated entities. The assessment considers all relevant facts including the Company's voting interests and the existence of protective or participating rights of other parties. The Company monitors changes in its level of control due to changes in ownership percentages as well as external factors that may affect its influence or control and responds accordingly.

New Accounting Pronouncements

Business Combinations and Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization (including that of goodwill included in Equity in losses of and write-down of investment in unconsolidated subsidiaries and discontinued components) for the three and nine month periods ended September 30, 2001 totaled $4.0 million ($0.04 per share) and $12.5 million ($0.13 per share), respectively. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value except for our Baltic Communications Limited and Sun TV reporting units. However, management has not completed the analysis to determine whether an impairment loss is appropriate for such business segment as a result of adopting SFAS No. 142. Management expects to complete the fair value analysis of such reporting units prior to December 31, 2002. The Company completed its analysis of its Snapper business unit and determined that a transitional impairment charge of $13.6 million was required. Accordingly, the Company recorded such charge in the nine month period ended September 30, 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets

        Effective January 1, 2002 we adopted Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement No. 144 did not have a material effect on our results of operations, statement of position, or cash flows. However, the Company recorded a loss as a result of the application of SFAS No. 144 to Snapper and Ayety-TV during the third quarter of 2002 and Metromedia China Corporation during the second quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe and the CIS.

        Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $16,000 for the nine months ended September 30, 2002. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest, which would be reflected as a reduction of revenues, of $20,000 for the nine months ended September 30, 2002.

        With the exception of certain vendor financing at the operating business level (approximately $4.6 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $2.4 million in vendor financing which is denominated in Euros, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10-Q including, without limitation, statements under Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 1. "Legal Proceedings", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: liquidity issues facing the Company, including the restructuring of the Company's senior indebtedness; general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new business ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, the CIS, and selected other emerging markets, which may affect the Company's results of operations or limit or reduce the level of the Company's ownership interests in its business ventures; timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 4. Controls and Procedures

          (a)  Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. However, that conclusion should be considered in light of various existing limitations, described below, on the effectiveness of those controls and procedures, certain of which pertain to most if not all business enterprises, and certain of which arise as a result of the nature of the Company's business ventures and its geographic area of operations.

          (b)  Existing Limitations on the Effectiveness of the Company's Existing Disclosure Controls and Procedures.

  (i)
  The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

    Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

    The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

    The effective oversight by the Company of the business managers who are responsible for managing the daily business matters of the Company's business ventures, both consolidated and unconsolidated, is difficult, due to the geographic area of the business operations, the degree of our historic and current shareholder participation within the respective businesses and the Company's current liquidity issues.

    Furthermore, the Company's level of historical and current equity participation in certain unconsolidated entities may substantially impact the effectiveness of its disclosure controls and procedures. As the Company does not control or manage its unconsolidated entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

  (ii)
  As previously stated in the Company's Annual Report on Form 10-K under "Item 1. Business—Risks Associated with the Company", certain of the Company's business ventures have from time to time been unable and may in the future be unable to prevent expenditures and commitments that do not provide full economic benefit to the business venture's operations, although no such expenditures or commitments have been material to the Company's historical results of operations and financial condition, and management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements.

  (iii)
  In addition, as previously stated in the Company's Annual Report on Form 10-K under "Item 1. Business—Risks Associated with the Company", the Company has experienced, and may continue to experience difficulty in the timely collection of financial data with respect to certain of its business ventures in emerging markets. Many of the emerging market countries in which the Company operates, particularly in Russia and the CIS where the Company's

    Communications Group has to date derived most of its revenues, are lacking in standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

  (iv)
  In the past nine months the Company has increased its efforts to improve its management, accounting, reporting and business operations processes. The Company recruited a new Chief Financial Officer of the Company in early 2002, and also recruited a new Chief Operating Officer of the Communications Group to oversee all of the regions in which the Company's Communications Group operates. However, the Company's liquidity issues have, and are likely to continue to limit management's ability to implement improvements to its management and accounting, reporting and business operations processes.

        Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation referred to in subsection (a) of this Item 4, except with respect to the liquidity issues described in subsection (b) (iv) above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Updated information on litigation and environmental matters subsequent to December 31, 2001 is as follows:

Fuqua Industries, Inc. Shareholder Litigation

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        On May 2, 2002, Chancellor Chandler issued a decision granting in part and denying in part plaintiff's motion to compel production of documents. In his decision, the Chancellor determined that some of the documents as to which the Company had asserted the attorney-client privilege in the litigation would have to be produced, but declined to order the Company to produce documents for which the work product privilege had been asserted. The parties have completed document production and have participated in numerous depositions. Once discovery is completed, if not sooner, plaintiff's counsel will ask the court to set a trial date. Depending on the Court's calendar, a trial could be set within four months of the date of the request.

RDM Sports Group, Inc.

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        On October 29, 2002, the Company received $4.9 million in settlement of certain claims against RDM Sports Group, Inc. ("RDM"), a former subsidiary of the Company. RDM had filed for voluntary bankruptcy under Chapter 11 of the Bankruptcy Code in August 1997. Upon release from certain lawsuits against the Company, RDM, certain current and former directors and former officers of the Company, the Chapter 11 trustee remitted payment to the Company in settlement of the Company's claims against RDM.

        The settlement included execution and exchange of mutual releases between the liquidating agent, and the Company and certain current and former directors and former officers of the Company named as defendants in the D and O Proceeding, and each of their enumerated affiliated persons and entities, dismissal with prejudice of each of the D and O Proceeding, the Equitable Subordination Proceedings and the Lien Avoidance Action, and the entry of a permanent bar order prohibiting and permanently enjoining certain persons and entities, including all of the parties in the D and O Proceeding, the Equitable Subordination Proceedings and the Lien Avoidance Action, from asserting against the Company, the certain current and former directors and former officers of the Company named as defendants in the D and O Proceeding, and each of their enumerated affiliated persons and entities, any claim relating to the liquidating agent, RDM and its bankruptcy estate, or RDM's enumerated affiliates and their respective bankruptcy estates.

        Under the terms of the Settlement Agreement, in the event that the Company, certain current and former directors and former officers of the Company named as defendants in the D and O Proceeding or any of their enumerated affiliated persons or entities, enters into bankruptcy under the United States Bankruptcy Code, and the estate of any such debtor commences any action against the liquidating agent that results in a final, non-appealable judgment against the liquidating agent unwinding or nullifying the Settlement Agreement or any portion thereof, then the Settlement Agreement shall be null and void and, among other things, the releases exchanged pursuant to the Settlement Agreement will be rescinded in their entirety, the stipulations of dismissal filed in the D and O Proceeding, the Equitable Subordination Proceedings and the Lien Avoidance Action shall be set aside, and the liquidating agent shall be free to assert any claim in the D and O Proceeding, the

Equitable Subordination Proceedings and the Lien Avoidance Action against the Company, certain current and former directors and former officers of the Company named as defendants in the D and O Proceeding, and each of their enumerated affiliated persons and entities.

Barberis v. Kluge, et al.

        For a description of this proceeding, see Item 3 in the Company's Annual report on Form 10-K for the year ended December 31, 2001.

Arbitration Award to Former Employee

        The Company was in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. In May 2002, the arbitrators issued a decision awarding the former employee $1.6 million in damages (including pre-award interest, and attorney's and arbitration fees). Such award was paid on October 31, 2002.

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

Item 3. Defaults Upon Senior Securities

Preferred Stock

        The Company has authorized 70.0 million shares of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share of which 4.1 million shares were outstanding as of September 30, 2002 and December 31, 2001. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears.

        The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of September 30, 2002, total dividends in arrears are $22.5 million. As the Company has not paid the dividend on the preferred stock for six consecutive quarters, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

        In addition, on December 18, 2002, the Board of Directors of the Company decided that in order to facilitate a potential future restructuring of the Company, that it would not declare a dividend on its preferred stock for the quarterly dividend period ending on December 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number		Description
(a	)	Exhibits
11*		Computation of Earnings Per Share
99.1*		Financial Report Certification
(b	)	Reports on Form 8-K

On October 30, 2002, a Form 8-K was filed to report on (i) an agreement to sell substantially all of the assets and certain liabilities of Snapper, Inc.; (ii) payment of required interest payment on the $210.6 million 10 1/2% Senior Discount Notes due 2007; and (iii) nomination and appointment of Alan K. Greene as a new independent Director to the Company's Board of Directors.

On December 4, 2002, a Form 8-K was filed to report on (i) completion of the sale of substantially all the assets and certain liablilities of Snapper, Inc.; (ii) the announcement that the Company had contacted the United States Justice Department and the Securities and Exchange Commission to disclose that certain personnel engaged in conduct that may have violated foreign and United States laws; and (iii) the announcement that representatives from the American Stock Exchange informed the Company that, due to its delay in filing its Form 10-Q, trading of the Company's common stock and preferred stock was halted prior to the market opening on November 25, 2002.

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

Dated: January 6, 2003

CERTIFICATIONS

        I, Carl C. Brazell, Jr., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Metromedia International Group, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003
/s/ CARL C. BRAZELL, JR. President and Chief Executive Officer

        I, Harold F. Pyle, III, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Metromedia International Group, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003
/s/ HAROLD F. PYLE, III Senior Vice President Chief Financial Officer and Treasurer

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 6. Exhibits and Reports on Form 8-K