Form 10-K
period 2002-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2003-07-15
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                               to

Commission File Number 1-5706

METROMEDIA INTERNATIONAL GROUP, INC.

(Exact name of registrant, as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-0971455 (I.R.S. Employer Identification No.)

505 Park Avenue, 21st Floor, New York, New York 10022 (Address and zip code of principal executive offices)

(212) 527-3800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	Over the Counter Bulletin Board
7 1/4% Cumulative Convertible Preferred Stock	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

        Indicate by check mark if disclosure whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 Yes ☐    No ☒

        The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant at June 30, 2003 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $15,410,722.

        The number of shares of Common Stock outstanding as of June 30, 2003 was 94,034,947.

        Documents Incorporated By Reference

        None

i

        Certain statements set forth below in this Form 10-K constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 37.

Part I

Item 1. Business

        Metromedia International Group, Inc. ("MIG" or the "Company") is a holding company owning interests, through its wholly owned subsidiary Metromedia International Telecommunications, Inc., in communications and media businesses that operate in Russia, Georgia and several other European countries. Interests in business ventures are managed and operated in the following three business segments: telephony, radio and cable TV.

        The Company's principal executive offices are located at 505 Park Avenue, 21st Floor, New York, New York, 10022, telephone: (212) 527-3800.

Recent Developments

Restructuring Strategy

        The Company is presently in the process of an overall restructuring in which its interests in cable TV, Radio and certain telephony businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company since the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold; with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

        Upon completion of the restructuring, the Company intends that its core holdings will consist primarily of:

  •
  ZAO PeterStar ("PeterStar"), the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% equity interest;

  •
  Magticom, Ltd. ("Magticom"), the leading GSM mobile telephony operator in Georgia, in which the Company has a 34.5% equity interest; and

  •
  Baltic Communications Limited ("BCL"), a local and long distance telephony operator in St. Petersburg, Russia, in which the Company has a 100% equity interest.

        PeterStar and Magticom are leaders in their respective markets with substantial opportunity for further growth. All three businesses currently generate cash dividends on growing revenue streams. Each is self-financed for capital expenditures.

        The Company's non-core businesses to be sold include eight cable TV businesses located in Russia, Belarus, Romania, Moldova, Latvia and Lithuania; and seventeen radio businesses located in Finland, Hungary, Bulgaria, Estonia, Latvia and the Czech Republic. The Company is marketing these non-core businesses in a measured fashion to avoid loss of value that might accompany an accelerated sale process, and the Company expects to fund limited further development of certain of these businesses during the sale process to pursue maximum disposition value. The Company also plans to sell its non-core telephony businesses Tyumenruskom, a D-Amps mobile telephony operator in the Tyumen region of Russia, and Telecom Georgia, a long distance transit operator in Georgia.

        The Company historically maintained sizeable management and support staff operations in New York, Vienna and Moscow. A staff downsizing program began in 2002 and substantially accelerated in the first quarter of 2003, when the Company decided to terminate substantially all its employees at its headquarters in New York and certain European-based business venture support personnel. The terminations have staggered effective dates in relation to the Company's expected restructuring milestones. By the end of 2003, the Company anticipates that its non-operating personnel will be reduced to less than twenty persons. This will represent a very substantial reduction in the overhead spending level from the level at the start of 2002. However, in connection with these matters, see "Item 14: Internal Controls and Procedures" and "Risks associated with the Company—The Company has experienced a significant reduction in its personnel, including its executive ranks, which may affect the Company's ability to develop and execute its business strategies and manage its operations", and "—Other Business Factors—Employees".

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core asset sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis. Opportunities to refinance the Company's 10 1/2% Senior Discount Notes due 2007 with a current outstanding principal balance (fully accreted) of $152.0 million (the "Senior Discount Notes") are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations.

        If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipates on further sale of its non-core businesses, the Company does not believe that it will be able to pay the approximately $8.0 million interest payment due on March 30, 2004 on its Senior Discount Notes and fund its operating, investing and financing cash flows through July 2004. Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will permit it to pay the approximately $8.0 million interest payment due on September 30, 2003 on its Senior Discount Notes. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources" and "Risk Associated With the Company—Absent the completion of the sale of its non-core assets and the receipt of cash distributions from subsidiary operations, the Company may not have sufficient liquidity to meet interest obligations on its Senior Notes for the next twelve months, which would constitute an event of default under its indenture".

Asset Sales

        In 2002, the Company began marketing its non-core operations to meet its liquidity needs. United Financial Group ("UFG") was engaged in June 2002 to assist the Company in evaluating certain offers that it had received for its Russian and Georgian telephony businesses. This effort eventually led to the marketing of the Company's Telephony businesses, and UFG undertook a formal marketing process for those businesses. The Company also pursued sales of other business holdings, including its non-strategic holding in Snapper, Inc. ("Snapper") a US-based lawn and garden equipment manufacturer. The following asset sales were concluded in 2002:

Business Unit	Location	Nature of Business	Date of Sale	Proceeds ($ millions)
Snapper	USA	Lawn Care Products	November 27, 2002	15.6	(1)
Alma TV	Kazakhstan	Cable TV	May 24, 2002	8.5
Altel	Kazakhstan	Mobile Telephony	October 2, 2002	4.8
CYP Yellow Pages	Russia	Directory Services	October 18, 2002	2.4
BELCEL	Belarus	Mobile Telephony	July 25, 2002	1.6
Caspian American Telecommunications	Azerbaijan	Wireless Local Loop	August 27, 2002	0.1

(1)
The Company sold to Simplicity Manufacturing, Inc. all of the assets, except cash, of Snapper, for initial cash consideration of $15.6 million and the assumption of certain Snapper liabilities. The Company is currently finalizing a post-closing audit process and the Company anticipates that it will receive additional cash proceeds from the sale of Snapper in the range of $5.2 million to $7.0 million from the buyer.

        In addition to these asset sale proceeds, the Company obtained various cash distributions during 2002 from its remaining business operations, including a $7.4 million dividend from Peterstar. These combined cash inflows permitted the Company to meet the September 2002 interest obligation on its Senior Discount Notes and to continue operations through the year and increase the Company's corporate cash reserves. In February 2003, the Company engaged Communications Equity Associates ("CEA") in an advisory capacity to assist in marketing of the Radio and Cable businesses.

        On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company ("Adamant"), of its ownership interest in certain of its businesses in Russia for approximately $58.6 million, face value, of the Company's Senior Discount Notes held by Adamant. In the transaction, the Company conveyed to Adamant its ownership interests in Comstar (a Moscow based fixed-line telephony operator in which the Company had a 50% equity interest), Kosmos TV (a Moscow based cable television operator), and the Company's Russian Radio operations. In addition to conveying the Senior Discount Notes to the Company, Adamant paid $5.0 million in cash and also released the Company of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. With the completion of this transaction, the Company's outstanding principal on the Senior Discount Notes was reduced to $152.0 million. In April 2003, the Company also terminated the UFG marketing associated with its core Telephony businesses (PeterStar, BCL and Magticom).

        On June 30, 2003, the Company completed the sale of its interests in Technocom Limited to Grosco Holdings, a Cyprus company, for cash consideration of $4.5 million. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses including claims arising from the litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. Technocom, a wholly owned subsidiary, held interests in several Russian telecommunication enterprises including satellite-based transport operator Teleport-TP.

        The Company is presently engaged in active marketing of its remaining non-core radio and cable TV businesses. The Company expects to complete these sales by end of first quarter 2004. This sale process and the sales already completed in 2003 are consistent with the Company's overall restructuring program.

Liquidity Concerns

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2002 and June 30, 2003, the Company had approximately $18.9 million and $17.4 million, respectively, of unrestricted cash at its headquarters level. In addition, as of December 31, 2002 and June 30, 2003, the Company had approximately $11.4 million and $2.9 million, respectively, of cash at the Company's consolidated business ventures. Furthermore, as of December 31, 2002 and June 30, 2003, the Company had approximately $12.4 million and $2.8 million, respectively, of cash at the Company's unconsolidated business ventures.

        Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries cannot be readily accessed, if at all, to meet the Company's corporate liquidity requirements. See "—Risks Associated with the Company—The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources."

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core asset sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis and will resolve its remaining liquidity concerns. Opportunities to refinance the Company's Senior Discount Notes are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations. If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipated on further sale of its non-core businesses, the Company does not believe that it will be able to pay the approximately $8.0 million interest payment due on March 30, 2004 on its Senior Discount Notes and fund its operating, investing and financing cash flows through July 2004. Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will permit it to pay the approximately $8.0 million interest payment due on September 30, 2003 on its Senior Discount Notes. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources" and "Risks Associated with the Company—Absent the completion of the sale of its non-core assets and the receipt of cash distributions from subsidiary operations, the Company may not have sufficient liquidity to meet interest obligations on its Senior Discount Notes for the next twelve months, which would constitute an event of default under its indenture."

        The outstanding principal on the Senior Discount Notes becomes due in full on September 30, 2007. Failure on the part of the Company to make any required payment of interest or principal on the Senior Discount Notes would represent a default under the Senior Discount Notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the Senior Discount Notes would become immediately due and payable. If this occurs, the Company would not be able to repay the Senior Discount Notes and would likely not be able to borrow sufficient funds to refinance them.

        The Company is actively pursuing sale of non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure that it will be successful in selling any of its non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sale of its assets or those of its business ventures or subsidiaries.

        If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the US Bankruptcy Code. The Company cannot assure at this time that it will be successful in avoiding such measures.

        As a result of the uncertainties attributable to the Company's liquidity, the report of KPMG LLP contains an explanatory paragraph that states that the Company has suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in "Item 8: Financial Statements and Supplementary Data" and "Notes to Consolidated Financial Statements—Note 1 Basis of Presentation, Going Concern and Recent Developments." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impairment Charges

        The Company recorded a $42.6 million non-cash charge in its 2002 consolidated financial statements and a $106.1 million non-cash charge in its 2001 consolidated financial statements. These charges result from the Company's analysis of the recoverability of long-lived assets and investments in certain of its continuing business ventures. In addition, the Company recorded charges of $14.4 million and $44.8 million on its discontinued components in 2002 and 2001 respectively. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge of $3.2 million as of January 1, 2002. See "Item 8: Financial Statements and Supplementary Data" and "Notes to Consolidated Financial Statements—Note 1 Basis of Presentation, Going Concern and Recent Developments".

Renegotiation of Indebtedness

        During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of its $152.0 million outstanding Senior Discount Notes concerning refinancing of this debt. To date, no refinancing has been agreed upon and further refinancing discussions with these substantial Senior Discount Note holders have been suspended. The Company's present plans anticipate continued servicing of the Senior Discount Notes on current terms. The Company continues to pursue opportunities for refinancing its debt on favorable terms, however, no assurance can be given as to the Company's ability to consummate a refinancing transaction.

Delisting

        On February 25, 2003, the Company received notice from the staff of the American Stock Exchange (the "Exchange" or "AMEX") indicating that the Exchange filed an application with the United States Securities and Exchange Commission on February 20, 2003, to strike the Company's Common Stock and 7 1/4% Cumulative Convertible Preferred Stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003. As a result, the Company's Common Stock (OTCBB:MTRM) and 7 1/4% Cumulative Convertible Preferred Stock (OTCBB:MTRMP) are now trading on the OTC Bulletin Board.

Corporate History

        The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. Prior to 1995, the Company operated under the names of "The Actava Group Inc." and "Fuqua Industries, Inc.", and during that time period, the Company owned, operated and sold dozens of companies in diverse industries, including photofinishing, lawn and garden equipment and sporting goods. On November 1, 1995, as a result of the merger of Orion Pictures Corporation ("Orion") and

Metromedia International Telecommunications, Inc. ("MITI") with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated ("MCEG") with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." MITI held interests in communications and media ventures operating principally in countries that were formerly part of the Soviet Union. Orion was a motion picture production and distribution company. MCEG was an independent film production and distribution company. With the November 1995 mergers, the Company adopted a strategy of development of media, communications and entertainment holdings, with emphasis on developments in the emerging markets of the former Soviet Union countries. On February 28, 1997, as a result of the merger of Asian American Telecommunications into a wholly owned subsidiary of the Company, the scope of communications business development was extended to include the People's Republic of China.

        On July 10, 1997, the Company consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel Goldwyn Company and Motion Picture Corporation of America (and each of their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for a gross consideration of $573.0 million. Thereafter, on April 16, 1998, the Company sold to Silver Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark Theatre Group ("Landmark"), except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. These transactions provided significant funds for the Company's expansion of its emerging market communications and media businesses.

        On September 30, 1999, the Company consummated the acquisition of PLD Telekom, holder of interests in several communications businesses providing high quality long distance and international telecommunications services in the Commonwealth of Independent States ("CIS"). In December 1999, the Company was forced to liquidate its interests in the telecommunications business ventures in China by order of the Chinese government, and the Company's subsequent interests in China were limited to several start-up E-commerce business ventures.

        By 2002, the Company operated as a holding company for telephony, radio and cable TV business operations located essentially in Eastern Europe, Russia and Central Asia. Remaining operations in China were in early development. The Company also owned the non-strategic business Snapper Inc., a lawn and garden equipment manufacturer. Cash proceeds of prior year operations and sale of business holdings had been invested in acquisition or development of the Company's primary communications and media businesses in Europe, Russia and Central Asia. Cash reserves had been substantially depleted by these investments, coupled with a historically high level of overhead spending. The Company faced a serious liquidity situation, compounded by the onset of semi-annual interest payment obligations for the Senior Discount Notes commencing in September 2002.

        During 2002, and in response to growing liquidity pressures, the Company implemented measures to monetize its interest in several non-core businesses. Sufficient cash was generated from these sales and from dividends received from remaining business operations to meet 2002 requirements, including payment in October 2002 of $11.2 million of interest then due on the Senior Discount Notes. The Company, however, continued to face serious liquidity pressures on entering 2003. Additional cash reserves were developed from previously described asset sales undertaken in 2003, which enabled the Company to pay $8.0 million of interest then due on its Senior Discount Notes and also eliminate nearly one-third of the Company's outstanding principal on the Company's Senior Discount Notes. The Company believes that its present strategy of monetizing its interest in its non-core media businesses, reduction of operating overheads, and reliance on cash dividends of core telephony business operations will both resolve remaining liquidity concerns and yield a stable, ongoing business focused, initially at least, on telecommunications services in Russia and Georgia. However, no assurances can be made that the Company's present strategy will be successful.

Description of Business—Fixed Telephony

Overview

        The Company owns interest in fixed telephony operators in Russia and Georgia. These operators offer local telephony services, national and long distance telephony, transit services for a variety of telecommunications operators, and data communications services for businesses and individual customers. These operators provide services to stationary locations via copper, fiber optic or wireless loop connections. Certain of these businesses are further described as "Competitive Local Exchange Carriers" or CLECs, providing telephony services in markets also served by an incumbent monopoly carrier. A CLEC obtains telephone numbers and access to national or international telephone networks via interconnection with the incumbent monopoly operator.

        The following table summarizes the Company's principal competitive fixed telephony business ventures and subsidiaries at December 31, 2002 and the Company's voting interest percentage in each company at that date:

Business Venture (1)	Company Voting %
PeterStar (St. Petersburg, Russia) (2)	71%
BCL (St. Petersburg, Russia) (2)	100%
Telecom Georgia (Tbilisi, Georgia) (3)	30%
ZAO Comstar (Moscow, Russia) (3)	50%
Technocom Ltd. (Principal Business, Teleport-TP (Moscow, Russia)) (2) (4)	100%

(1)
Each parenthetical notes the area of operations for each operational business venture or subsidiary.

(2)
The Company follows the consolidation method of accounting for this business operation within the Company's 2002 consolidated financial statements.

(3)
The Company follows the equity method of accounting for this business operation within the Company's 2002 consolidated financial statements.

(4)
Technocom accounted for its ownership interest in Teleport-TP using the consolidation method of accounting in the three months ended March 31, 2002, the equity method of accounting for the three months ended June 30, 2002 and the cost basis of accounting thereafter. See "Item 8: Financial Statements and Supplementary Data" and "Notes to Consolidated Financial Statements—Note 14 Commitments and Contingent Liabilities."

        Since January 1, 2003, as part of its restructuring efforts, the Company has divested its interests in ZAO Comstar and Technocom, Ltd. As a further step of this restructuring strategy, the Company expects to sell its interests in Telecom Georgia. The core businesses, PeterStar and BCL, will be retained and developed.

        To stay competitive in the fixed telephony business segment, the Company is required to make significant capital investment in order to construct, develop and maintain its network infrastructure and operational systems. Accordingly, the Company's capital expenditure program for its fixed telephony business segment, for the next twelve months ended June 2004, is anticipated to approximate $14.8 million and we anticipate that this amount will be funded by the cash reserves and the operating cash flows of the respective business ventures.

PeterStar (St. Petersburg, Russia)

        The Company owns a 71% equity interest in PeterStar. The remaining 29% is owned by Telecominvest, a telecommunications holding company with interests in over 30 telecommunications, media and technology companies in Russia.

        Overview:    PeterStar is the leading CLEC in Russia's second largest city, St. Petersburg and is licensed to offer telecommunications services throughout the Northwest Region of Russia. PeterStar commands a significant share of the St. Petersburg market and a volume of business almost twice that of its nearest CLEC competitor.

        PeterStar operates a digital, fiber optic telecommunications network that is fully interconnected with the incumbent network of St. Petersburg Telephone Network (PTS, recently renamed North-West Telecom) and has direct and indirect connections via more than 1,200 kilometers of fiber optic cable in St. Petersburg with national and international switches.

        PeterStar is increasing the long-run stability of its business by expanding its own facilities network, thereby decreasing dependence on PTS. By year-end 2002, nearly 60% of PeterStar's customers were served via facilities owned and operated by PeterStar. The company is also aggressively introducing its own data transport, Internet and Voice-Over-IP (VoIP) services. These new generation services meet the steadily expanding demand for data and IP-based trafficking among commercial customers and provide a low-cost, high-function alternative to traditional circuit switched telephony. The PeterStar brand is well established in St. Petersburg as a hallmark for high quality service at competitive prices.

        PeterStar opened branch operations in Moscow in 2003 to expand services to those of its St. Petersburg customers with Moscow business interests. PeterStar anticipates further expansions into the Northwest region of Russia, exploiting its established St. Petersburg operational capacities, customer base and network. PeterStar's long-run strategy focuses on developing national-scale operations centered on its dominant position in the St. Petersburg area.

        The following table summarizes PeterStar's key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001 (3)	2000
Revenues	$55.9	$47.9	$69.1
Gross Margin (1)	40.3	36.3	59.9
Selling, General and Adminstrative Expenses	14.0	13.3	16.6
Depreciation and Amortization	11.4	11.1	10.2
Capital Expenditures	12.2	7.2	11.8
Number of Fixed Lines (2)—Business	54,255	52,442	45,806
Number of Fixed Lines (2)—Vasilievsky Island	35,801	34,697	33,869
Number of Data Lines	6,636	5,350	4,818
Number of Internet Subscribers (2)	9,875	1,619	—

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts represent whole numbers.

(3)
In 2001, PeterStar lost its wholesale mobile operator traffic business to a competitor's network. This mobile transit traffic business represented a high margin business for the Company and as a result the loss of revenues had a significant impact on PeterStar earnings.

        Customers and Markets:    PeterStar provides integrated, high-quality telecommunications services to business and residential customers in the city of St. Petersburg. PeterStar is the sole land-line telecommunications services provider on Vasilievsky Island, a predominantly residential district in the city of St. Petersburg where it serves nearly all of the residential users. Although the tariffs of PeterStar in this area are regulated so as to be equal to those of PTS, PeterStar management believes that Vasilievsky Island represents a significant opportunity because of the large potential base of customers for its Internet and VoIP services.

        Customers are connected to the PeterStar network via direct fiber optic connection or via copper links to nearby fiber optic nodes. The method of connection depends on the service, availability of copper pairs, and traffic volume. Large corporate users with greater requirements are generally linked to the PeterStar network directly via fiber optic cable. This results in efficient, inexpensive, more reliable connections with high data transmission speeds. PeterStar implemented narrow band wireless local loop capabilities in 1999 and in first quarter 2003 launched wireless broad-band capabilities, thus enabling it to speedily extend services to customers not yet reached by its fiber networks. This capability allows rapid service deployment to new customers and reduces reliance on rented copper facilities provided by PTS.

        Services:    Services provided include local, national and international long distance voice telephony, data transfer, Internet access, and value added services such as Voice-Over-IP (VoIP) services. PeterStar offers both regular numbers (one line—one number), and serial numbers (several lines—one number). Several subscriber lines can be grouped into series, with one number assigned to the combined series. Serial numbers can support several simultaneous calls and are an effective solution for the offices of large companies, and information and reference systems.

        PeterStar has developed a number of telephony and data transmission services for its business customers, enabling them to connect to the PeterStar network via one or more digital circuits. These services include: ISDN services, broadband Internet access via its fiber network, digital dedicated circuit services (providing high communication quality with a flexible pricing policy), frame relay services (providing telephony at prices 20-30% lower than that for dedicated channels) and DSL services (providing high speed Internet access). Within this service line, PeterStar offers telephony equipment installation services (including the development of technical requirements and network design) at customer's offices, and after-sale support. PeterStar also offers dial-up Internet access (available to both its telephony subscribers and to the subscribers of other operators).

        PeterStar is the official distributor of Avaya equipment, enabling it to offer turn-key solutions for its customers (telecommunications services plus hardware). The equipment is sold to customers who use PeterStar network services. PeterStar also sells Ericsson, Cisco and General Datacom equipment.

        PeterStar-issued calling cards can be used in the following Russian cities—Moscow, St Petersburg, and Novgorod, as well as in the countries of Australia, Belgium, Denmark, Finland, France, Germany, Norway, Sweden and the United Kingdom.

        Network and Technology:    PeterStar's fully digital telephone network is built on the nodes of PTS network and has connections to the networks of other operators: Petersburg Transit Telecom, Telecom XXI, Metrocom, Golden Telecom, Rostelecom, and others. The PeterStar telephone network makes it possible to provide telephony services to customers over analog communication lines as well as over E1 digital trunks with the possibility of implementing ISDN functions.

        The PeterStar wireless access network ("WAN") is built using a cellular structure, with cells covering the St. Petersburg region and Leningrad oblast. Each cell contains a base station with one or more radio ports. Each radio port is equipped with sector antennas to implement the point-to-multipoint access scheme. Subscriber terminals enable between one and four subscriber lines to be connected. PeterStar WAN consists of two segments—1.5 GHz and 2.4 GHz. Currently, both networks connect 3,890 lines.

        PeterStar data and Internet access network covers St. Petersburg and the neighboring regions, such as Petrodvorets, Pavlovsk, Pushkin, Sestroretsk, Zelenogorsk, and Krondshtadt. The network has gateways to all carriers represented on the territory of St. Petersburg and the Leningrad oblast. At present, PeterStar possesses four Internet access nodes in order to access the Internet over dedicated switched circuits. The capacity of PeterStar Internet nodes is 1,680 simultaneous switched connections and 558 dedicated channels, 64 Kbps each. The Company has the following external Internet channels: Cable & Wireless—155 Mbps, Golden Telecom (TeleRoss)—100 Mbps and Rostelecom 100 Mbps. A VoIP node has been installed for 1,290 simultaneous connections.

        The data network consists of a Frame Relay, ATM, and Gigabit Ethernet. The Frame Relay network uses 2 Mbps streams provided by PeterStar transport network as internode trunks. The equipment installed makes it possible to provide services on leasing dedicated circuits and Frame relay channels at a speed of N*64 Kbps (N = 1... 31). The ATM network is built on three switches combined in a ring with a speed of 622 Mbps. The PeterStar Gigabit Ethernet network makes it possible to construct closed corporate networks for business and banking structures and for wireless broadband access to PeterStar Internet nodes at speeds of 10/100 Mbps over fiber communication lines.

        Competition:    There are a number of competitive local exchange carriers operating in St. Petersburg, including PTT, Golden Telecom, Comincom-Combellga, Equant, Metrocom and the Company's BCL business venture. Although targeting the same market segments, PeterStar remains the market leader amongst St. Petersburg operators, boasting the widest network coverage after PTS (the local incumbent operator) with direct access to end users. PeterStar also competes with PTS on certain services.

        In 2001, PeterStar lost its wholesale mobile transit business to PTT, which had the same shareholder as two out of three St. Petersburg mobile operators: Delta Telecom and North West GSM. At the time, mobile transit traffic provided a significant portion of PeterStar's operating margins, and the loss had an immediate negative impact on PeterStar's earnings. Nevertheless, PeterStar continued to show healthy financial results and strong revenue growth. By year-end 2002, revenues had recovered to near pre-2001 levels, based principally on growth in conventional telephony and new data services.

        Licenses:    PeterStar holds various material licenses to provide telecommunications, telematic, data transmission and video conference services; it also holds a license to lease circuits. These licenses are generally granted by various Russian regulatory authorities for 5 to 10 years and are typically renewable through negotiations.

        PeterStar's license for local and national telephony connections contains the provision that PeterStar shall, by the end of 2001, deploy 70% of 300,000 telephone numbers originally allowed for PeterStar's use. PeterStar did not meet the terms of this provision. PeterStar and Company management believe that the telephone number deployment level set out in the license is permissive rather than mandatory; setting an upper limit on PeterStar's use of telephone numbers rather than imposing a requirement to deploy numbers to that limiting level. This interpretation is supported by the fact that PeterStar's license as a whole has not been challenged in annual reviews by the Russian regulatory authority, despite the fact that the regulator did note PeterStar's non-conformity with the aforementioned number deployment provision in its July 2002 review. Furthermore, this authority is directly involved in all continuing telephone number deployment activities, including those of PeterStar. However, if the aforementioned license provision were ever to be interpreted as expressing a mandatory deployment requirement, this could have an adverse effect on PeterStar. While it is highly unlikely that the license would be revoked under such circumstances, PeterStar could be obligated to purchase and implement telephone numbers up to the level set out in the aforementioned license provision. This could entail substantial unplanned and uncompensated expense. PeterStar could also be at risk of having the maximum limit on its telephone numbering capacity lowered from the current level of 300,000. This could impose limitations on PeterStar's future capacity to grow revenues associated with telephone number based service offerings.

        The granting authorities have the power to terminate the licenses at any time, subject to certain restrictions. PeterStar cannot operate its business without these licenses. See "—Risks Associated with the Company—Licenses on which the Company's business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses."

Baltic Communications Limited (St. Petersburg, Russia)

        Baltic Communications Limited ("BCL") is a wholly owned subsidiary of MIG.

        Overview:    BCL is a local and long distance telephony operator in St. Petersburg, Russia. In addition to St. Petersburg, BCL serves clients from the Leningrad oblast, the greater metropolitan area of St. Petersburg. BCL provides local, long-distance, and international direct dial telephony, Internet, data transfer and leased line services as well as "carrier-to-carrier" services to traditional telephony operators, IP telephony operators and Internet providers. Furthermore, BCL offers pre-paid and credit card payphones and calling card services to the business and consumer markets.

        BCL's current strategy focuses on rapidly deploying Internet services such as Voice over IP calling cards and high bandwidth dedicated Internet connections. This strategy responds to customer demand for integrated data and voice service packages, and increasing demand for Internet/IP solutions. It also aims to decrease BCL's dependence on traditional long distance and transit services, where margins are continually falling.

        The following table summarizes BCL's key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001	2000
Revenues	$6.9	$7.2	$6.0
Gross Margin (1)	3.5	3.1	2.3
Selling, General and Administrative Expenses	2.7	2.1	2.5
Depreciation and Amortization	0.9	0.7	1.0
Capital Expenditures	0.9	1.1	0.9
Number of Active Phone Lines (2)	2,974	2,530	2,176
Number of Carrier Customers (2)	26	17	13
Number of Voice IP Cards Sold (2)	61,236	8,986	—
Number of 64K Leased Line Circuits (2)	320	133	112

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts represent whole numbers.

        Customers and Markets:    BCL's customer base consists of three main categories: (i) business customers, (ii) other telecommunications service providers, and (iii) consumers.

        BCL's business customer base is a mix of foreign companies and leading Russian businesses, typically active in international business and trading. BCL provides a full range of services and solutions to these clients, from basic telephony services to the provision of turn-key installations including office PBXs and LAN/WAN services. New Internet and IP-based services being introduced by BCL are targeted especially at meeting needs of this customer segment.

        BCL works with other carriers and service providers, both internationally and within Russia, providing them with a range of solutions including IP telephony, IP capacity, bandwidth and last mile service. BCL also houses and supports the Reuters financial information node in St. Petersburg, as well as the Cable & Wireless Managed Private Line, ATM and Russia.net wholesale IP nodes.

        Foreign tourists, travelers and local residents needing to make national and international telephone calls are also served by BCL's network of pre-paid and credit card pay phones, located in the main tourist and transport centers of St. Petersburg as well as on the main highway to Finland and at the Russian-Finnish border crossings. In addition, BCL has successfully introduced a range of long-distance and international IP telephony calling cards, distributed through 300 dealer points in St. Petersburg to local residents, students and tourists.

        Services:    BCL's traditional business is dedicated telephony services and for this it has its own switching and international transmission facilities in St. Petersburg, acting as a gateway for corporate customers in both St. Petersburg and the Leningrad region. The BCL dedicated network consists of an international and a local switch and international fiber optic transmission to its carrier partners via Finland. BCL's primary international carrier relationships are with Cable & Wireless Communications of the United Kingdom, TeleDanmark of Denmark, Sonera of Finland and Telia of Sweden. BCL has also implemented a digital overlay network with a local switch interconnected with the St. Petersburg city phone company, PTN, in order to provide local numbering capacity to its customers. Additionally, BCL has successfully developed international IP telephony services in conjunction with iBasis and Primus of the U.S.A. and Dentel of Germany.

        BCL has continued focusing on IP-based solutions for its business customers and has expanded its Internet network and bandwidth in conjunction with Cable & Wireless, Golden Telecom and Relcom as well as through an IP peering relationship at the St. Petersburg Internet exchange, SPB-IX. BCL provides dial-up, ISDN, leased line and Ethernet access to the Internet using equipment from Cisco.

        BCL provides a frame relay service between St. Petersburg and Moscow in conjunction with IAS, the Concert data partner for Russia, and also co-operates with Cable & Wireless to support Frame Relay, ATM, Managed Private Line and IP access services to Moscow and internationally. BCL provides X.25 services, both within St. Petersburg and internationally, which are typically used for airline ticketing and hotel reservation systems.

        BCL has its own SDH based fiber optic transport network covering all of the main business sectors of St. Petersburg. BCL also has its own microwave radio network for connecting larger customers located in the suburbs of St. Petersburg and in the Leningrad region. In addition, BCL rents local copper access lines from PTN to connect smaller customers and also has its own wireless local loop access for connecting customers in areas where PTN cannot provide service.

        BCL provides a high level of service support and a single point of contact for all of its customers through its Russian and English speaking customer service team and also provides a 24 hours, 7 days per week bilingual helpdesk.

        Network and Technology:    The BCL network system includes trunk and last mile networks. The trunk network comprises a transport network and a high capacity end-user network.

        BCL's transport network is based on a 95-kilometer fiber optic network and a microwave network. The BCL network covers all of the key business areas of St. Petersburg. The SDH (synchronous digital hierarchy) transport network currently comprises four STM-1 (synchronous transfer mode-1) rings, and the Ethernet transport network is based on direct links to the fiber optic cable network. The BCL network in the Vyborg region consists of a 4-kilometer fiber optic network and 3 microwave links. In the Vsevolzhsk region, BCL provides service over a microwave link.

        BCL operates a last mile network for its dedicated and overlay voice services, as well as for data and internet services. BCL provides Domestic Long Distance and International calls services through a dedicated telephony network. BCL utilises a number of E1 channels and copper last mile circuits leased from North-West Telecom, LenSvyaz (Vyborg), Sonera, Rascom and Cable & Wireless.

        The Overlay telephony network has a total installed capacity of 3,000 customer lines and is connected to the PSTN via North-West Telecom, Petersburg Transit Telecom and PeterStar. Local numbering capacity is also provided to BCL by these 3 carriers (2,100 numbers).

        The Data transmission provides X.25 protocol data transmission services and Internet and Voice over IP services. BCL's network connects to the internet by 3 diversely routed links, to the main peering point in St. Petersburg. BCL also has an internet node in Vyborg, supporting dial up, leased line and Ethernet access.

        Competition:    BCL has licenses for the provision of dedicated and overlay telephony services, as well as for private lines, data and telematic services, including IP telephony. The licenses allow BCL to develop its services in St. Petersburg and the Leningrad region, as well as in Moscow for overlay telephony, private line, data and telematic services. BCL faces the same competitors and competitive issues that confront the Company's PeterStar business.

        Licenses:    BCL holds various material licenses to provide telecommunications, telematic, data transmission and video conference services: It also holds a license to lease circuits and to perform construction works. These licenses are generally granted by various Russian regulatory authorities for 2 to 6 years and are typically renewable through negotiations. The granting authorities have the power to terminate the licenses at any time, subject to certain restrictions. BCL cannot operate its business without these licenses. See "—Risks Associated with the Company—Licenses on which the Company's business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses."

Telecom Georgia (Tbilisi, Georgia)

        The Company owns 30% of Telecom Georgia. The remaining 70% is owned by the Georgian state government (51%) and Bulcom-c Ltd. (19%) a private Cyprus company.

        Overview:    Telecom Georgia is an international and long distance telephony service provider in Georgia, with more than 1,100 international channels and direct interconnect arrangements with major international long distance carriers including AT&T, Sprint, MCI Worldcom, British Telecom, Deutsche Telecom, France Telecom and Telecom Italia.

        The following table summarizes Telecom Georgia's key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001	2000
Revenues	$19.6	$22.0	$25.4
Gross Margin (1)	5.8	6.0	10.4
Selling, General and Administrative Expenses	3.8	5.5	8.3
Depreciation and Amortization	3.3	4.3	3.7
Capital Expenditures	0.2	0.9	0.7
Number of Minutes	191.6	270.5	248.1
Number of Carrier Customers (2)	124	122	123

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts represent whole numbers.

        The government of Georgia has announced its intention to privatize its 51% stake in Telecom Georgia. The initial two attempts to privatize were not successful and the government is not presently pursuing any auction or other privatization measure. The Company believes that privatization may be delayed for an indefinite period.

        Customers and Products:    Telecom Georgia markets its services on the basis of a strong advertising campaign, competitive tariffs and high quality service, focused equally on corporate and residential subscribers. The company has exclusive rights to the 810 international long distance dialing code, which is the most known and frequently used long distance prefix.

        Network and Technology:    Telecom Georgia's long distance telecommunications network splits Georgia into eastern and western zones, with digital transit switches in each zone that are connected via SDH microwave. In turn, they are linked in Tbilisi with Intelsat and Turksat earth stations. Telecom Georgia also has connections to fiber capacity both within the country and to international carriers.

        Competition:    Although Telecom Georgia remains a significant provider of international and long distance services, barriers to entry to this market are very low and competition has increased significantly since the opening of the market in 1998. Currently there are several new entrants offering international telephone service, including Egrisi, Goodwillcom, and Global Erty. Telecom Georgia competes primarily on the basis of tariffs, contractual relationships and aggressive marketing strategies.

Although Telecom Georgia has maintained a significant market share in international and long distance telephony services in Georgia, its revenue stream and margins have continually eroded due to competition and rapidly declining traffic termination rates.

        In the third quarter of 2002, a Georgian government-owned telephone operator, GEC, began to offer services competing with those of Telecom Georgia. GEC had previously utilized Telecom Georgia to process a significant portion of its telephony traffic. Telecom Georgia believes that GEC has a significant competitive advantage over Telecom Georgia due to its customer base, brand and country wide last mile capabilities.

ZAO Comstar (Moscow, Russia)

        On April 24, 2003, the Company sold its 50% ownership interest in Comstar.

Technocom Ltd.

        On June 27, 2003, the Company sold its interest in Technocom Ltd. ("Technocom"). Technocom was a wholly owned subsidiary that held ownership interests in several Russian telecommunication enterprises. The most significant of its ownership interest was a 49.94% equity interest (56% voting interest) investment in the satellite-based transport operator Teleport-TP, a Moscow-based long distance and international operator targeting the commercial sector and other telecommunications operators with its satellite-based telecommunications services. The Company's interest in Technocom Limited was sold to Grosco Holdings, a Cypriot company, for cash consideration of $4.5 million. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses; including claims arising from the litigation in Guernsey that Technocom initiated in 2002.

Description of Business—Wireless Telephony

Overview

        The Company owns interest in wireless telephony operators in Russia and Georgia. These operators offer mobile telephony and roaming services, and related information services for businesses and individual customers. These operators provide services via wireless mobile telephony networks, and have an operating process that is substantially different from that of the Company's fixed telephony businesses.

        The following table summarizes the Company's wireless telephony principal operating business ventures and subsidiaries at December 31, 2002 and the Company's voting interest percentage in each company at that date:

Business Venture (1)	Company Voting %
Magticom (Tbilisi, Georgia) (2)	34.5%
Tyumenruskom (Tyumen, Russia) (2)	46%

(1)
Each parenthetical notes the area of operations for each operational business venture or subsidiary.

(2)
The Company follows the equity method of accounting for this business operation within the Company's 2002 consolidated financial statements.

        As a further step in its restructuring strategy, the Company expects to sell its interests in Tyumenruskom. The core business, Magticom, will be retained and developed.

        To stay competitive in the wireless telephony business segment, the Company is required to make significant capital investment in order to construct, develop and maintain its network infrastructure and operational systems. Accordingly, the Company's capital expenditure program for its wireless telephony business segment, for the next twelve months ended June 2004, is anticipated to approximate $14.3 million and we anticipate that this amount will be funded by the cash reserves and the operating cash flows of the respective business ventures.

Magticom (Tbilisi, Georgia)

        The Company owns a 70.41% interest in Telcell Wireless LLC (with Western Wireless holding the balance), which in turn is a 49% shareholder of Magticom. The remaining 51% is owned by Magti, Ltd. and G-Com.

        Overview:    Magticom operates and markets mobile voice communication services to private and commercial users nationwide in Georgia utilizing that utilizes a GSM telephony infrastructure. Magticom's network coverage supports roaming throughout Georgia.

        The following table summarizes Magticom's key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001	2000
Revenues	$46.4	$35.0	$27.9
Gross Margin (1)	39.6	29.9	24.6
Selling, General and Administrative Expenses	7.1	7.1	3.7
Depreciation and Amortization	12.7	9.8	7.0
Capital Expenditures	14.4	20.0	14.3
Number of Subscribers (2)	242	154	82
Number of Minutes	278	213	138

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts in thousands.

        Magticom began to operate and offer services in the 1800 MHz range in 2000 (in addition to its existing 900 MHz range), thereby providing a substantial expansion to available capacity. In 2002, Magticom continued to extend its service coverage from urban areas into surrounding locales.

        Management believes the comparatively low mobile penetration level and telephone density in Georgia, together with competitive advantages in coverage and distribution, will support steady subscriber growth for Magticom.

        Services:    Magticom's services are marketed through a combination of tariffing, distribution, entry cost and bundled service strategies oriented towards targeted individuals, corporations and organizations. Magticom sells wireless phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of wireless telephony as a desirable alternative or addition to existing fixed telephony service.

        Customers and Markets:    Magticom offers mobile telephony and roaming services to business and consumer users in Georgia. The company's wide range of coverage in Georgia supports country-wide roaming and distinguishes Magticom from its competitors. Most service is pre-paid via deposits or scratch-cards. Magticom frequently introduces innovative scratch card pricing and promotion programs to continually adapt its effective rate structure to meet current consumer interests. For its high-end customers, Magticom offers wireless internet and messaging services. In 2003 it introduced a series of information services for consumers, including games, sport scores and horoscopes. These have proven to be immediately attractive. Magticom has distinguished itself by providing access into remote areas of the Caucasus mountains providing basic telephone access for previously isolated villages.

        Network and Technology:    Magticom's network operates using the GSM standard, which is the leading standard for wireless service throughout Western Europe and Asia and allows Magticom's customers to roam throughout Europe. The establishment of GSM as the leading standard in terms of number of networks and subscribers in Asia and Europe, as well as facilities such as automatic global roaming between networks, provides a comparative advantage over competing digital wireless systems or analog systems (such as AMPS) which cannot readily offer international roaming service. Magticom's network covers essentially all populated areas of Georgia.

        Competition:    Magticom's primary competitors are Geocell, a Georgian-Turkish business venture using a GSM system, and an existing smaller provider of wireless telephony services which uses the AMPS technology in its network, both of which commenced service prior to Magticom. Competition between operators has been on the basis of coverage but is transitioning to a combination of pricing, services and brand recognition.

        Magticom was the second GSM entrant into the Georgian market and therefore had the disadvantage of competing with the established wireless provider. Barriers to entry in wireless telephony markets are very high, since the number of licenses for a particular market is typically limited and initial establishment of a wireless system requires substantial capital expenditures. Therefore, although Magticom faced difficulties in gaining market share from the initial operator in this market, Magticom does not anticipate that the Georgian market will become further fragmented because of these barriers to entry. Magticom is now the market leader in Georgia, based on revenues and number of subscribers.

        License.    Magticom holds material licenses to provide telecommunications. These licenses are generally granted by regulatory authorities for a ten year time period and are typically renewable through negotiations. The granting authorities have the power to terminate the license any time, subject to certain restrictions. Magticom cannot operate its business without these licenses. See "—Risks Associated with the Company—Licenses on which the Company's business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses."

Tyumenruskom (Tyumen, Russia)

        The Company owns a 46% interest Tyumenruskom. The remaining 54% is owned by Tyumentelecom and Rustel.

        Overview:    Tyumenruskom operates and markets mobile voice communication services to private and commercial users in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure.

        The following table summarizes Tyumenruskom's key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001	2000
Revenues	$5.2	$4.3	$2.1
Gross Margin (1)	3.9	3.1	1.6
Selling, General and Administrative Expenses	1.2	0.8	0.9
Depreciation and Amortization	1.3	0.4	1.9
Capital Expenditures	0.5	1.4	1.5
Number of Subscribers (2)	13,819	8,440	2,265
Number of Minutes (2)	16.2	10.2	2.9

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts represent whole numbers.

        The business venture commenced full commercial operations in 2000. Possessing only a D-AMPS license, the venture is in a disadvantageous competitive position compared to operators offering more feature-rich and roaming-capable GSM services. However, despite competition from the local GSM operator, the company was able to sustain steady growth in 2002, increasing the customer base to 14,000, as compared to 8,440 subscribers as of fiscal year-end 2001. The likelihood of continued growth at this rate, however, is limited as GSM competition in the Tyumen region intensifies. A second GSM operator, MTS, commenced operations in late 2002. This has significantly increased the competitive pressure in the marketplace and a third GSM operator is expected to commence operations in mid-third quarter 2003.

        Tyumenruskom has applied for a GSM 1800 license, which, under current Russian legislation can be granted to the existing AMPS operators in Russia. Upgrading to this technology would significantly improve the competitiveness of the business venture; however, the upgrade would require a significant capital investment. The prospects of satisfactory return on such investment are sharply limited by the already extensive GSM competition in the region. In consideration of these factors and the limited growth possibilities in Tyumen, the Company has chosen to market its interests in Tyumenruskom rather than invest in further development. The venture's customer base and service infrastructure will be of value to other operators now competing in the Tyumen market.

Description of Business—Cable TV

Overview

        The following table summarizes the Company's Cable TV principal operating business ventures and subsidiaries at December 31, 2002 and the Company's voting interest percentage in each company at that date:

Business Venture (1)	Company Voting %
Romsat Cable TV (Bucharest, Romania) (2)	100%
Sun TV (Chisinau, Moldova) (2) (4)	91%
Baltcom TV (Riga, Latvia) (3)	50%
Viginta (Vilnius, Lithuania) (2) (5)	55%
ATK (Archangelsk, Russia) (2)	81%
Teleplus (St. Petersburg, Russia) (2) (6)	51%
Cosmos TV (Minsk, Belarus) (3)	50%
Ayety TV (Tbilisi, Georgia) (2) (7)	85%
Kosmos TV (Moscow, Russia) (3) (8)	50%
Ala TV (Bishkek, Kyrgyzstan) (2) (9)	53%
Kamalak TV (Tashkent, Uzbekistan) (10)	50%

(1)
Each parenthetical notes the area of operations for each operational business venture or subsidiary.

(2)
The Company follows the consolidation method of accounting for this business operation within the Company's 2002 consolidated financial statements.

(3)
The Company follows the equity method of accounting for this business operation within the Company's 2002 consolidated financial statements.

(4)
The Company's ownership interest in Sun TV decreased to 65% in June 2003.

(5)
The Company is currently restructuring Viginta and when finalized during the third quarter of 2003 the Company ownership interest will increase to 85%.

(6)
The Company's ownership interest in Teleplus increased to 51% in first quarter 2002.

(7)
The Company's ownership interest in Ayety TV increased to 85% in third quarter 2000.

(8)
The Company disposed of its 50% ownership interest in Kosmos TV in April 2003.

(9)
The Company disposed of its 53% ownership interest in Ala TV in February 2003.

(10)
The Company disposed of its 50% ownership interest in Kamalak TV in June 2003. Kamalak TV was abandoned in fourth quarter 2001, and as such, its financial results were not reflected in our 2002 consolidated financial statements.

        The Company commenced offering cable television services in 1992, through Baltcom TV in Riga, Latvia, and since has been operating a number of cable TV business operations in Russia, the CIS and Eastern Europe. These ventures offer both wireless (MMDS) and wired hybrid fiber-cable (HFC) cable television services. MMDS was chosen as the entry vehicle in most markets, since it could be speedily deployed, permitting rapid start-up of service. Subsequent development, however, has focused on wired networks. These wired networks offer greater capacity for conventional TV programming services and support new data communication services. In the latter category are high-speed Internet access and voice-over-IP telephony services. Wired networks now account for the significant majority of subscriber connections. MMDS networks are maintained as a premium service offering in selected markets.

To stay competitive in the cable TV business segment, the Company is required to make significant capital investment in order to construct, develop and maintain its network infrastructure and operational systems. Accordingly, the Company's capital expenditure program for its cable TV business segment, for the next twelve months ended June 2004, is anticipated to approximate $3.7 million; however, the Company does not anticipate that it will be required to infuse any of its corporate headquarters cash resources into these non-core business ventures in order for them to meet their collective capital expenditure program requirements.

        The following table summarizes the consolidated cable TV businesses key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001	2000
Revenues	$14.4	$13.2	$7.3
Gross Margin (1)	11.5	10.1	5.7
Selling, General and Administrative Expenses (3)	8.5	6.6	4.0
Depreciation and Amortization	3.8	5.3	3.3
Capital Expenditures	2.8	4.0	2.8
Homes Passed (2)	682	687	634
Cable Wire Subscribers(2)	248	240	233
Cable MMDS Subscribers(2)	12	12	12
Internet Subscribers(2)	13	12	10

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts in thousands.

(3)
Exclusive of asset impairment charges

        The following table summarizes the unconsolidated cable TV businesses key operating and financial results for the last three years:

(Amounts in millions unless otherwise noted)	2002	2001	2000
Revenues	$21.3	$23.9	$28.9
Gross Margin (1)	17.3	13.4	22.7
Selling, General and Administrative Expenses (3)	11.6	10.5	15.5
Depreciation and Amortization	6.5	11.3	8.7
Capital Expenditures	6.2	10.2	6.2
Homes Passed (2)	297	605	546
Cable Wire Subscribers(2)	120	194	169
Cable MMDS Subscribers(2)	65	68	69
Internet Subscribers(2)	4	3	1

(1)
Excludes depreciation and amortization of the network infrastructure.

(2)
Amounts in thousands.

(3)
Exclusive of asset impairment charges.

        Cable TV Strategy:    As part of its restructuring strategy, the Company intends to sell its interests in cable TV businesses (See "—Recent Developments—Restructuring Strategy"). Until such sales are consummated, however, the Company remains focused on maximizing the cash flow generation from its cable TV businesses. To this end, business development and results improvement programs are being pursued at all of the cable TV ventures. In addition, and to have more control over such cash flow generation, the Company has undertaken to substantially tighten its operational oversight at the cable TV business ventures. The Company organized a Cable Group management unit during 2002 to oversee these efforts.

        At the same time, the Company is concentrating the investment focus of its cable ventures on wired network deployment, further reducing dependence on exiting wireless systems. As of June 2003, all ventures have wired cable licenses. The Company's cable TVs investments in 2002 were directed at expanding wired cable networks at its St. Petersburg, Vilnius and Minsk ventures, and upgrading existing wired networks in other ventures. These measures are intended to enable the ventures to broaden service TV offerings and to initiate local high speed Internet and data services. This strategy takes advantage of the typically poor quality of the telephony networks in most of the communities served by the Company's ventures, and of the relatively low cost-per-home-passed afforded by new HFC network technologies. The goal is to drive at least two and possibly three revenue streams over a common fiber-coax infrastructure (TV, internet and voice) thus maximizing margins and returns. Although ventures will continue to operate MMDS networks, the Company does not anticipate significant growth coming from these operations in the future.

        The Company believes that there is continued strong demand for multi-channel television services and for improved channel reception in the markets where its business ventures are operating. This demand was originally fueled by the historical lack of quality local television and alternative entertainment options in these markets and poor television transmission infrastructure, combined with an increasingly sophisticated level of viewer demand for thematic cable programming in the local language. More recently, as these markets have matured, (particularly in the Baltic States, Romania and Moldova) cable has developed into the generally accepted form by which TV is received and the challenge for the Company's ventures in these countries has been to introduce higher revenue packages and premium tiers. This growing appetite for multi-channel television has been recognized by some of the world's premier cable and satellite broadcasters who revolutionized the Eastern European market in recent years by launching localized versions of their internationally recognized programming.

        Although the Company anticipates selling its interests in cable TV, Company management and emphasis on development of these businesses is being actively maintained. The Company's Cable Group continues to manage network, product and service development programs at the ventures, and has instituted a number of sales incentive programs to stimulate revenue and subscriber growth. The Company anticipates maintaining this level of operational emphasis and participation throughout the marketing of its cable TV businesses.

        Programming and Marketing:    The Company believes that programming is a critical component in building successful cable television systems. The Company's cable TV ventures currently offer a wide variety of programming including Russian, Romanian, Latvian, Lithuanian, Georgian, English, French and German. In order to maximize penetration and revenues per subscriber, the cable TV ventures generally offer multiple levels of service including, at a minimum, a "lifeline" service, a "basic" service and a "premium" service. The lifeline service generally provides programming of local off-air channels and an additional two to four channels such as MTV-Europe, Eurosport, Nickelodeon, VH-1, Cartoon Network, CNN International, and Discovery Channel. The basic and premium services generally include the channels which constitute the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies. The content of each programming tier varies from market to market, but generally includes channels such as MTV-Europe, Eurosport, Nickelodeon, National Geographic, Cartoon Network, ESPN International, CNN, and Discovery Channels (including

Discovery Travel & Adventure, Discovery Civilization and Discovery Home and Leisure). Each tier also generally offers local programming.

        Competition:    Each of the Company's cable television systems currently compete with a number of entities in their markets, including other cable television operators, direct-to-home satellite providers and over the air broadcast television.

        The Company's cable television ventures endeavor to compete in their markets on the following bases:

  •
  Quality of programming line-ups: The Company offers quality programming and has established key relationships with many international programming providers.

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

  •
  Bundled Internet (dial-up and broadband) and CATV services: Management believes that the business ventures' subscriber bases are the broadest demographic group from which to market additional services. The networks are well positioned in capital cities with the highest rate of Internet usage in their countries.

  •
  Barriers to entry: The Company pre-wires certain geographic areas to create a barrier to entry in locations where it perceives a competitive threat.

        Licenses:    Each of the Company's cable TV business ventures hold various MMDS licenses, licenses to operate cable television networks, licenses to provide internet services, or licenses to use certain frequencies for broadband wireless internet services, in various regions. These licenses are generally granted by various regulatory authorities and are typically renewable through negotiations.

        The Company's cable venture in Georgia, Ayety TV, is currently operating its business without a license for certain (but not all) of its channels. The Company's minority shareholding partner in Ayety TV, has the license rights for the channels in question. Despite efforts to do so, Ayety TV has been unable to apply for the license in its own name because the governmental licensing agency is not currently accepting license applications. Ayety TV management has received oral assurances that the licenses will be granted, but no assurance can be made that it will receive the licenses. In the event that it does not receive the licenses and enforcement action is taken, Ayety TV would be able to continue to operate, but would only be permitted to broadcast over fewer channels which could have a material adverse effect on its results of operations or financial condition.

        The Company's Romanian Cable TV business licenses expire in December 2003. The Company plans to file renewal applications in September 2003 and currently does not anticipate any issues in the renewal of these licenses; however no assurances can be made that they will be renewed. The granting authorities have the power to terminate the licenses at any time, subject to certain restrictions. The Company's cable TV business ventures cannot operate their business without these licenses. See "—Risks Associated with the Company—Licenses on which the Company's business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses."

Description of Business—Radio Broadcasting

Overview

        The following table summarizes the Company's Radio Broadcasting principal operating business ventures and subsidiaries at December 31, 2002 and the Company's voting interest percentage in each company at that date:

Business Venture (1)	Company Voting %
Radio Juventus (Budapest, Hungary) (2) (3)	100%
Country Radio (Prague, Czech Republic) (2)	85%
Radio One (Prague, Czech Republic) (2)	80%
Metroradio EOOD (Bulgaria) (2) (4)	100%
Oy Metromedia Finland Ab (Finland) (2) (5)	100%
Radio Skonto (Riga, Latvia) (2)	55%
AS Trio LSL (Estonia) (2) (6)	67%
SAC (Moscow, Russia) (2) (7)	83%
Radio Katusha (St. Petersburg, Russia) (2) (8)	100%
Radio Georgia (Tbilisi, Georgia) (2) (9)	51%

(1)
Each parenthetical notes the area of operations for each operational business venture or subsidiary.

(2)
The Company follows the consolidation method of accounting for this business operation within the Company's consolidated financial statements, except as noted below.

(3)
Radio Juventus operates a radio station serving the larger Budapest region, and through a network of six (6) radio stations, the rest of the country.

(4)
Metroradio EOOD was established by the Company in 1999 and acquired radio broadcasting licenses in November 2000. It commenced operations and has been consolidated since the second quarter of 2001.

(5)
The Company acquired a 90% ownership interest in Oy Metromedia Finland Ab in November 2000. The remaining 10% ownership interest was acquired in June 2001.

(6)
AS Trio LSL operates six radio stations covering, in various degrees, the territory of Estonia. The Company increased its ownership percentage in AS Trio LSL to 50.24% in September 2001, and to 67.02% in July 2002.

(7)
The Company disposed of its 83% ownership interest in SAC in April 2003.

(8)
The Company disposed of its 96% ownership interest (effective voting 100%) in Radio Katusha in April 2003.

(9)
The Company disposed of its 51% ownership interest in Radio Georgia in May 2003.

        The Company entered the radio broadcasting business in Central and Eastern Europe ("CEE") through the acquisition of Radio Juventus in Hungary in 1993. Ten years later, the Company operates the largest Radio group, by number of individual radio stations, in the CEE region. With a portfolio of seventeen wholly or majority-owned radio stations in six countries, the Company has well-established brand names in a number of key markets in the region, including Hungary, Prague (Czech Republic), Bulgaria, Estonia, Riga (Latvia), and Finland.

        The table below summarizes the consolidated Radio Broadcasting businesses key operating and financial results for the last three years:

(Amounts in $millions unless otherwise noted)	2002	2001	2000
Revenues	$17.7	$14.1	$14.7
Selling, General and Administrative Expenses	17.1	12.7	14.1
Depreciation and Amortization	1.7	1.8	1.2

        Radio Strategy:    As part of its restructuring strategy, the Company intends to sell its interests in radio businesses (See "Item 1: Business—Recent Developments—Restructuring Strategy"). Until such sales are consummated, however, the Company remains focused on maximizing the cash flow generation from its radio businesses. To this end, business development and results improvement programs are being pursued at all of the radio ventures; and, where feasible, new licenses and business alliances are being pursued. The Company organized a Radio Group management unit during 2002 to oversee these efforts.

        The Company's radio stations operate with either national coverage or, at the least, with coverage of the capital city in their respective country. Expansion to national coverage is generally sought in all markets. The Company's radio operations currently enjoy high level of consolidation in Estonia, Bulgaria, and increasingly, in Hungary and Finland. National or near-national distribution is achieved in Estonia and Bulgaria, while semi-national is achieved in Finland and Hungary. In the Czech Republic and Latvia the Company's operations are local to the capital city only.

        The Company's radio business ventures also engage in businesses ancillary to FM radio broadcasting, such as Internet radio broadcasting, operation of Internet portals, streaming services and concert organizing. The Company launched three local-language Internet portals affiliated with its radio stations in Estonia, Hungary and Bulgaria. These portals are managed as additional marketing channels complementary to the respective radio operations and benefiting from content and cross marketing synergies. The Company continuously explores ways to capitalize on the experience gained in Internet operations in these markets, and especially in Estonia where it operates a leading entertainment portal, to bolster cross-marketing and Internet-related revenue-generating activities in other markets, such as Finland, Hungary, Bulgaria and the Czech Republic.

        Programming:    The Company's Radio Group management team utilizes its programming expertise to identify available opportunities within each market, using sophisticated in-house research techniques, and to then tailor the programming of each station to provide maximum coverage of a targeted demographic group.

        The Company's radio business ventures make efforts to implement only such formats that appeal to a demographic group of a particular interest to the local advertisers. Each of the radio stations adheres to single, clearly identifiable programming format. In the majority of the markets the Company's radio business ventures operate radio stations with formats consisting primarily of popular music from the United States, Western Europe and the local region. In several of its markets, the Company's radio business ventures have also identified a significant audience niche for local-music programming, and in such markets have launched radio stations broadcasting music exclusively in the local language.

        News programming is provided on all of the radio stations, and is delivered by local announcers and in the local language. Commercials are also locally produced and are in the local language.

        The Company's radio business ventures place a strong emphasis on programming research in ongoing operations in each of its radio markets. The existing radio stations use music research to ensure that they maintain their initial strong appeal to their target audiences. The Company's radio business ventures have developed proprietary software and hardware for programming and music research, which eliminates the incurrence of third party costs by the radio stations, and ensures regular, cyclical testing of the competitive positioning of most of its stations.

        In markets where the Company operates more than one radio station, it attempts to diversify its program offerings so that each local group of radio stations ("cluster") reaches the maximum number of different listeners. In almost all cases (with the exception of the two radio stations in Prague), stations in the same market are operated as clusters, with common management and synchronized programming strategies. Certain programming elements, and the related costs, such as news and music databases, are routinely shared among cluster stations.

        By developing a strong listener base comprised of a specific demographic group, or several different demographic groups in each of its markets, the Company believes that its radio stations are able to attract advertisers seeking to reach these listeners. The Company believes that the programming, marketing and technical expertise that it provides to its business ventures enhances the value of these radio stations to the advertisers.

        Marketing and Advertising:    The Company's radio stations are generally targeted to audiences that are large in absolute numbers and interesting to the advertisers in the respective market. In certain cases, primarily in cluster (station group) environments, the Company may operate niche stations that do not produce high absolute listener numbers but target a particularly affluent or otherwise attractive demographic.

        To the extent consistent with its current strategy, the Company makes a conscious effort to increase, through acquisitions or license applications, the number of radio programs it offers in each of its market of operations. Whenever this is not feasible, the Company attempts to increase the scope of its demographics offerings to advertisers through local co-marketing arrangements ("LMAs") with outside radio stations. Under LMAs, the Company's business ventures represent the audiences of such outside stations, in addition to their own audiences, to the Company's stations advertising clients. Starting in 2003, the Company's ventures operate LMAs in Hungary, and until the acquisition of an LMA partner by the Company, in Bulgaria. Through a combination of acquisitions, green-field licenses and LMAs, the Company seeks to achieve a broader scale of the audiences its business ventures offer their advertisers, as through this it is able to gain marketing leverage and other competitive advantages over competing, single-station broadcasters.

        Advertising on the Company's radio stations is sold to local and national advertisers. The radio stations handle their advertising sales through a combination of in-house sales staff and outside sales agencies. Most of the outside sales agencies have a non-exclusive mandate to broker advertising time on the Company's radio stations to end-user clients, while the Company reserves its right to deal with the end client directly. The exception to this rule is the Czech Republic, where the outside sales agency has exclusive rights to sell advertising time on the Company's stations to national clients, in exchange for a contractual commitment for a certain volume of sales.

        The Company emphasizes and encourages the role of in-house sales departments in working with the end client, even when advertising contacts are mediated through outside sales agencies. The Company believes this helps establish long-term relationships between each radio station and its advertising clients, which usually result in increased loyalty toward the radio station and in achieving a share of the advertising market that exceeds the respective radio station's share of the audience.

        In cluster environments, the Company's business ventures generally offer advertising in suites over several of their radio stations (advertising packages), in addition to individual advertising possibilities on each station. Such multi-station advertising packages tend to divert advertising expenditures from competitors, as they frequently offer sufficient coverage of the demographic groups desired by advertisers.

        Competition:    While the Company's radio stations generally occupy leading ratings positions in each of their respective markets, they are exposed to significant competition from other operating radio stations in most of the Company's markets. In some of the markets, such as Bulgaria and Estonia, the Company's stations are exposed to competition from more than twenty other radio stations. Other media businesses, including broadcast television, cable television, newspapers, magazines and billboard advertising also compete indirectly with the Company's radio stations for advertising revenues.

        For the most part, the Company's radio stations compete with other radio stations and other advertising media on the basis of the cost to the advertiser per targeted consumer reached. The radio stations that have the greatest audience reach, as evidenced by market-accepted third-party ratings surveys, generally obtain the highest advertising rate. Clustered operations that offer advertising packages of more than one radio station and thereby wider reach also enjoy an advantage over single-

station operations. Further, advertisers generally prefer radio stations that broadcast nationally to local broadcast radio stations.

        In certain markets, competitors operate stations with larger coverage than the Company's stations. Such is the case in Hungary, Finland, and Czech Republic, where competitors with complete national coverage are able to garner a higher share of national advertising than the Company's stations. In other markets, clusters owned by competitors contain a larger number of individual stations, as is the case in the Czech Republic, Latvia and Hungary. Further, in many markets certain competitors are able to market their radio stations more extensively, either through the availability of shareholder funding for marketing, or through cross-media ownership.

Licenses:    The Company's Radio businesses hold various broadcast licenses in various regions. These licenses are generally granted by various Russian regulatory authorities and are typically renewable through negotiations. The granting authorities have the power to terminate the licenses at any time, subject to certain restrictions. The Company's radio business ventures cannot operate their business without these licenses. See "—Risks Associated with the Company—Licenses on which the Company's business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses."

Other Business Factors

Liquidity Arrangements—Business Ventures

        While in a number of cases the Company owns less than 50% of the equity in a business venture, in general the objective of the Company is to hold a greater than 50% interest in the business ventures in which it invests. The balance of the equity in its business ventures is usually owned by one or more local entities, at times a government-owned enterprise or a formerly government-owned enterprise which has been privatized. In some cases the Company owns or acquires interests in entities (including competitors) that are already licensed and are providing service. A local management team selected by its board of directors or its shareholders manages each business venture's day-to-day activities. In many cases, the Company designates one or more of its personnel to work with the business venture, in some instances actually seconding an individual to a specific business venture. The operating objectives, business plans and capital expenditures of each business venture are approved by its board of directors, or in certain cases, by its shareholders. In some cases, an equal number of directors or managers of the business venture are selected by the Company and its local partner. In other cases, a different number of directors or managers of the business venture may be selected by the Company on the basis of its percentage ownership interest.

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

        See "—Risks Associated with the Company—The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments."

        The Company's business ventures in Eastern Europe and the CIS are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these business ventures are limited liability companies, the business ventures' equity holders have liability limited to the extent of their investment. However, see "Risks Associated with the Company—Russian law may hold the Company liable for the debts of its business ventures, which could have a material adverse effect on its financial condition." Under the business venture agreements, each of the Company and the local business venture partner is obligated to make initial capital contributions to the business venture. In general, a local business venture partner does not have the resources to make contributions to the business venture in cash. In such cases, the Company establishes an agreement with the business venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the business venture signs a credit agreement with the Company pursuant to which the Company loans the business venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the business venture's available cash flow. Prior to repayment of its credit agreement, a business venture is significantly limited or prohibited from distributing profits to its shareholders.

        A number of the Company's business ventures, notably the core businesses PeterStar, Magticom and BCL, and most of the radio stations, have become self-financing and no longer require financial support from corporate headquarters.

        In addition to repayments under its credit agreements, the Company may also receive distributions from the business venture. Where these distributions are of profits, they are made on a pro rata basis to the Company and its local partners in accordance with their respective ownership interests.

        In addition to loaning funds to the business ventures, the Company often provides certain services to the business ventures for a fee. The Company does not usually require start-up business ventures to reimburse it for certain services that it provides such as engineering advice, assistance in locating programming, and assistance in ordering equipment. As each business venture grows, the Company institutes various payment mechanisms to have the business venture reimburse it for such services where they are provided. The failure of the Company to obtain reimbursement of such services could have a material impact on the Company's results of operations.

        Under existing legislation in certain of the Company's markets, distributions from a business venture to its partners (including payments of fees) are subject to taxation. The laws in the Company's markets vary markedly with respect to the tax treatment of distributions to business venture partners and such laws have also recently been revised significantly in many of the Company's markets. There can be no assurance that such laws will not continue to undergo major changes in the future which could have a significant negative impact on the Company and its operations.

Environmental Protection

        The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2002. As of December 31, 2002, the Company had a remaining reserve of approximately $0.8 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan (Butterworth) that the former subsidiary might also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve. See "—Risks Associated with the Company—The Company could incur environmental liabilities as a result of its current operations and past divestitures, the costs of which could materially affect its results of operations".

Employees

        As of June 1, 2003, the Company and its consolidated business ventures had approximately 1,984 regular employees, of which 33 were employed in the Company's headquarters. In addition, our unconsolidated business ventures had approximately 1,365 employees at June 1, 2003. The Company believes that its employee relations are generally good.

        In connection with the terminations of substantially all of the Company's employees at its headquarters in New York and certain European-based business venture support personnel during the first quarter 2003, the Board of Directors of the Company approved a key employee retention program ("KERP") providing retention and severance payments for terminated employees. The KERP was implemented through separation agreements with individual employees with an aggregate cash outlay projected to be approximately $3.3 million.

        As part of the Company's efforts to restructure and reduce overhead expenditures, it has entered into separation agreements with essentially all headquarters personnel presently engaged in preparation of its required financial statements and reports. These agreements generally come into effect as of end of August 2003. It is the Company's intention to re-engage certain of its financial reporting staff under new long-term employment agreements, pursuant to which they will be members of a post-restructuring staff. The Company also intends to hire a controller and other accounting personnel in sufficient number to meet its post-restructuring reporting demands. Finally, as and if necessary, the Company will extend the termination date of current separation agreements beyond August 31, 2003 to assure the presence of an adequate workforce to meet reporting demands during restructuring. This force will be divided between US and Europe locations, and the Company now estimates the size of its post-restructuring work force as being less than 20 persons. The Company anticipates that its current officers will be retained under new employment agreements as part of this force.

Segment and Geographic Data

        Business segment data and information regarding the Company's foreign revenues by country/geographic area are included in Notes 2 and 12 in the Notes to Consolidated Financial Statements included in Item 8 hereof.

Risks Associated with the Company

The Company faces significant liquidity limitations and may not be able to continue as a going concern.

        Throughout 2002 and at the present time, the Company has generated less cash from its subsidiaries than has been required to fund its overhead and debt service obligations. In consequence, the Company undertook to sell certain of its non-core business holdings to generate needed cash and has substantially reduced its rate of overhead spending through outplacement of personnel and elimination of professional support services (See "—Recent Developments—Restructuring Strategy"). Although these measures are ultimately intended to provide sufficient liquidity to support continued operation, at the present time the Company has insufficient cash on hand to meet its projected obligations for the coming twelve months. If remaining non-core asset sales fail to yield expected cash proceeds, or if reduced overhead spending levels cannot be sustained, the Company may not realize sufficient cash to continue operation.

        Our independent auditor issued a report dated July 11, 2003 stating their opinion that our recurring net losses and net operating cash deficiencies, and our insufficiency of funds on hand to meet our current debt obligations raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP.

        The Company is a holding company and, accordingly, realizes cash only through distributions from subsidiaries, to the extent such distributions are made, and from the sale of subsidiary business holdings. As of December 31, 2002 and June 30, 2003, the Company had approximately $18.9 million and $17.4 million, respectively, of unrestricted cash at its headquarters level. Headquarter cash obligations for the twelve months following June 30, 2003 include $15.8 million of interest due on Senior Debt, and operating or restructuring expenditures currently projected to exceed $15.0 million. Thus, cash resources as of June 30, 2003 must be augmented by proceeds of non-core assets sales to assure sufficient liquidity. Although the Company expects to realize cash from sale of its non-core assets and distributions from its core businesses in excess of amounts required to meet all short-term obligations, it cannot assure you that it will be successful in doing so. If insufficient cash is realized from these sources or expenditures materially exceed currently projected levels, the Company would not be able to continue as a going concern and would have to seek restructuring or liquidation under the US Bankruptcy Code. In such event, the Company's common and preferred stock may have little or no value.

Absent the completion of the sale of its non-core assets and the receipt of cash distributions from subsidiary operations, the Company may not have sufficient liquidity to meet interest obligations on its Senior Discount Notes for the next twelve months, which would constitute an event of default under its indenture

        In addition to its overhead costs and the need to support its operating ventures, the Company commenced paying interest on its outstanding Senior Discount Notes beginning September 30, 2002. The semi-annual interest payment is approximately $8.0 million, due in September and March. The principal on remaining notes, in a fully accreted amount, is $152.0 million (due in full on September 30, 2007).

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core asset sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis and will resolve its remaining liquidity concerns. Opportunities to refinance the Senior Discount Notes are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations. If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipates on further sale of its non-core businesses, the Company does not believe that it will be able to pay the approximately $8.0 million interest payment due on March 30, 2004 on its Senior Discount Notes and fund its operating, investing and financing cash flows through July 2004. Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will only permit it to pay the approximately $8.0 million interest payment due on September 30, 2003 on its Senior Discount Notes. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        Failure on the part of the Company to make any required payment of interest on the Senior Discount Notes would represent a default under the notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the debt would become immediately due and payable. The Company would be unable to repay its senior debt in full and would likely be unable to speedily borrow sufficient funds to refinance this debt. Thus, in the event of acceleration following a default, the Company would have to seek protection under the U.S. Bankruptcy Code. In a restructuring or liquidation pursuant to a bankruptcy filing, common and preferred stock holdings may be very substantially diluted or completely eliminated.

        It is also possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries in the United States and/or in Eastern and Central Europe, which would force us to make one or more defensive voluntary filings of our own. Should we be forced to take action with respect to one or more of our foreign subsidiaries, such filings raise substantial additional risk to us and the success of any proposed restructuring transaction due to both the uncertainty created by foreign bankruptcy laws and the additional complexity that would be caused by such additional filings. We can provide no assurance that we would be able to successfully restructure our foreign subsidiaries should such filings be required.

The Company's planned sale of non-core business holdings may be compromised by partner conflicts, control and accounting issues within these businesses, or adverse market conditions that could materially limit proceeds of these sales.

        The Company is presently marketing its remaining holdings in radio and cable TV (See: "—Recent Developments—Restructuring Strategy"). In general, the Company owns these businesses in partnership with other shareholders, most often persons or enterprises from the countries in which the businesses operate. These partner shareholders also, in most instances, act in an influential management capacity within the businesses themselves. Partner opposition to the Company's planned sales could, thus, result in actions within the businesses that undermine their marketability or potential sale value. Partners generally have charter or statutory rights to preempt the Company's sale to third parties. Partners interested in acquiring the Company's shares through exercise of these rights could act to minimize prices offered by third parties.

        As reported in "Item 14: Internal Controls and Procedures", certain of the Company's non-core business units have material weaknesses in internal control or accounting processes. These material weaknesses can limit the quality or availability of due diligence information presented to potential purchasers of the businesses in question, or result in reductions in prices offered by these potential purchasers.

        The Company's distressed financial condition has been publicized in markets where non-core asset sales are now being pursued. This can have the effect of reducing prices offered by purchasers expecting to capitalize on a perceived urgency on the Company's part to sell. This can have the further effect of generally reducing the level of prices offered by all potential purchasers.

        The Company's ability to maintain adequate liquidity over the ensuing twelve months materially depends on realizing proceeds of non-core asset sales. The aforementioned conditions, individually or in combination, could have the effect of significantly reducing the proceeds the Company realizes on sale of its non-core assets. The Company has made reasonable allowance for this in its projections and has undertaken to effectively manage affairs with its partners and in its overall marketing efforts. No assurance can be given, however, that the Company's marketing and partner management efforts will be successful or that non-core asset sales will yield cash proceeds in amounts and on a schedule as currently projected. If ultimate sale proceeds are substantially less than currently projected, the Company may not be able to meet its debt service and other obligations over the coming twelve months. In such event, the Company would likely have to seek restructuring or liquidation under the US Bankruptcy Code.

The Company has experienced a significant reduction in its personnel, including its executive ranks, which may affect the Company's ability to develop and execute its business strategies and manage its operations.

        As part of its restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. As a result, all of the Company's operations are now managed by a few key employees, the loss of whom would materially affect the Company's ability to operate. In addition, the reduced size of the Company's work force could limit the Company's ability to develop and execute business strategies and manage operations. Either occurrence could adversely affect the Company's results of operations and financial conditions. See "Item 14: Internal Controls and Procedures".

        Substantially all present headquarters personnel with responsibility for preparation of financial statements and reports have entered into separation agreements terminating their employment as of August 31, 2003. The Company intends to re-engage certain of these persons as part of its continuing long-term work force under new employment agreements. As necessary, it will also seek to extend the effective separation date of other employees to meet short-term demands of the Company's planned restructuring. New employees will be recruited in the US as part of a permanent, post-restructuring financial reporting work force. The Company cannot assure that it will be successful in this force management and recruiting plan. If a sufficient work force is not retained or engaged, the Company could be unable to meet its future statutory financial reporting obligations.

The Company has substantial debt leverage which may limit its ability to borrow, restrict the use of its cash flows and constrain its business strategy.

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

        Restrictions imposed by the Company's principal debt agreement may significantly limit its business strategy and increase the risk of default under the Company's debt obligations. The indenture for the Company's outstanding Senior Discount Notes contains a number of significant covenants. These covenants limit the Company's ability to, among other things:

  •
  Borrow additional money,

  •
  Make capital expenditures and other investments,

  •
  Repurchase its own common stock,

  •
  Pay dividends,

  •
  Merge, consolidate, or dispose of its assets,

  •
  Enter into transactions with related entities and

  •
  Use proceeds from asset sales.

        If the Company fails to comply with these covenants, a default will occur under the indenture. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. If this occurs, the Company would not be able to repay its debt, and would likely, not be able to borrow sufficient funds to refinance.

        Complying with these covenants may cause the Company to take actions that it otherwise would not take, and these actions may have the effect of reducing or diluting the value of the Company's common and preferred stock.

The Company's current financial situation may prevent it from successfully supporting future profitable operations of its core businesses.

        The Company is presently restructuring its holdings to ultimately include only three core business operations: PeterStar, Magticom and BCL (see: "—Recent Developments—Restructuring Strategy"). The Company anticipates that dividend distributions from these core business holdings, in conjunction with proceeds from sale of non-core holding and cash-on-hand, will be sufficient to meet debt service and overhead obligations for the foreseeable future. Core business operations are presently self-financed for capital expenditure and are projected to remain so. The Company, however, cannot assure you that projected operating performance of these core business units will be realized without further investment by the Company. Due to its general financial situation, the Company may not be able to summon the financial resources required by its core businesses in such circumstances. If core business performance deteriorates, cash flows upon which the Company relies to maintain adequate liquidity would be jeopardized. This condition, if sustained, could result in insolvency.

The Company is materially dependent on future distributions from its core business ventures.

        The Company is a holding company with no direct operations and no assets of significance other than its investment in its business ventures. The Company is presently engaged in marketing efforts aimed at monetizing its interests in remaining radio and cable TV businesses. Upon completion of this effort, the Company's sole material source of cash will be dividend distributions from its continuing core business units (PeterStar, Magticom and BCL). The Company projects that such cash distributions will be sufficient to meet continuing debt service and overhead obligations. However, these core business units are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. Furthermore, the dividend policy of Magticom must be approved by the Company's partners, thus, is not under the Company's exclusive control. The Company cannot assure you that these core units will perform profitably or to a level supporting dividends required to meet the Company's liquidity needs, or that the partners in Magticom will support dividend distributions at the level projected by the Company.

The Company may be materially and adversely affected by competition from larger global communications companies or the emergence of competing technologies in its current or future markets.

        PeterStar, Magticom and BCL operate in highly competitive markets and compete with other well-known and well-financed communications companies that have established operating infrastructures, management capacities and other resources comparable to the Company's core business units. In addition, the Company's partner in PeterStar owns interests that compete directly with PeterStar. Although the Company's core units presently enjoy leadership positions in their respective markets, no assurance can be given that this situation can or will be preserved indefinitely. Current brand recognition and positioning as market leader allows the Company's units to command premium prices and limits certain service delivery expenses; advantages that would be threatened if the units were displaced by competitors. The effect of competition could also generally erode prices in these markets and require larger than projected expenditure on promotion and service operations.

Certain risks exist with respect to continuation of PeterStar's license to offer local and national telephony connections.

        PeterStar's license for local and national telephony connections contains the provision that PeterStar shall, by the end of 2001, deploy 70% of 300,000 telephone numbers originally allowed for PeterStar's use. PeterStar did not meet the terms of this provision. PeterStar and Company management believe that the telephone number deployment level set out in the license is permissive rather than mandatory; setting an upper limit on PeterStar's use of telephone numbers rather than imposing a requirement to deploy numbers to that limiting level. This interpretation is supported by the fact that PeterStar's license as a whole has not been challenged in annual reviews by the Russian regulatory authority, despite the fact that the regulator did note PeterStar's non-conformity with the aforementioned number deployment provision in its July 2002 review. Furthermore, this authority is directly involved in all continuing telephone number deployment activities, including those of PeterStar. However, if the aforementioned license provision were ever to be interpreted as expressing a mandatory deployment requirement, this could have an adverse effect on PeterStar. While it is highly unlikely that the license would be revoked under such circumstances, PeterStar could be obligated to purchase and implement telephone numbers up to the level set out in the aforementioned license provision. This could entail substantial unplanned and uncompensated expense. PeterStar could also be at risk of having the maximum limit on its telephone numbering capacity lowered from the current level of 300,000. This could impose limitations on PeterStar's future capacity to grow revenues associated with telephone number based service offerings.

Licenses on which the Company's businesses depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses.

        The Company's business ventures operate under licenses that are generally issued for limited periods. Failure to renew these licenses would have a material adverse effect on these businesses. For most of the licenses held or used by the Company's business ventures, no statutory or regulatory presumption exists for renewal by the current license holder and the Company cannot assure you that these licenses will be renewed upon the expiration of their current terms. The current effectiveness of licenses and ability to renew expiring licenses is a material factor in determining the value of the Company's non-core businesses now being offered for sale. Impending expiration without guaranteed renewal could result in reduced sale prices.

        The Company's cable venture in Georgia, Ayety TV, is currently operating its business without a license for certain (but not all) of its channels. The Company's minority shareholding partner in Ayety TV, has the license rights for the channels in question. Despite efforts to do so, Ayety TV has been unable to apply for the license in its own name because the governmental licensing agency is not currently accepting license applications. Ayety TV management has received oral assurances that the licenses will be granted, but no assurance can be made that it will receive the licenses. In the event that it does not receive the licenses and enforcement action is taken, Ayety TV would be able to continue to operate, but would only be permitted to broadcast over fewer channels which could have a material adverse effect on its results of operations or financial condition.

        The Company's Romanian Cable TV business licenses expire in December 2003. The Company plans to file renewal applications in September 2003 and currently does not anticipate any issues in the renewal of these licenses; however no assurances can be made that they will be renewed.

Currency control restrictions may have a negative effect on sale of non-core businesses.

        The existence of currency control restrictions may limit the Company's ability to convert or repatriate proceeds of sale of its non-core assets. The Company or purchaser may require specific licenses from the central bank of the country in which the business being sold operates to permit eventual receipt of a US Dollar purchase price. The documentary requirements for obtaining the currency licenses are burdensome, and the Company cannot assure you that the licensing entity will not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. Furthermore, the time typically taken by the relevant central banks to issue these licenses can be lengthy, in some cases up to one year or more. Failure to obtain currency licenses could result in collapse of an intended sale or a requirement on the Company to hold foreign currency reserves that may be difficult to apply to service Company obligations.

The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments.

        The Company has invested in substantially all of its business ventures with local partners. In certain cases, the voting power and veto rights of its business venture partners limit the Company's ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. In such instances, performance of those business ventures may not yield economic benefits to the Company to the same degree as would be the case if the Company exerted control over those business ventures. The Company may be dependent on the continuing cooperation of some of its partners in its business ventures and any significant disagreements among the participants could have a material adverse effect on those business ventures' operations.

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

        In certain instances, the Company's partners in a business venture include a governmental entity or an affiliate of a governmental entity. This poses a number of risks, including:

  •
  The possibility of decreased governmental support or enthusiasm for the business venture as a result of a change of government or government officials,

  •
  A change of policy by the government, and

  •
  The ability of the governmental entities to exert undue control or influence over the business ventures in the event of a dispute or otherwise.

In addition, to the extent the Company's business ventures become profitable and generate sufficient cash flows in the future, there is no assurance that the business ventures will pay dividends or return capital at any time. Moreover, the Company's equity interests in these investments generally are not always freely transferable. Therefore, there is no assurance that the Company will realize economic benefits through the sale of its interests in its business ventures.

The Company's dependence on local operators, interconnect parties or local customers may materially and adversely affect its operations.

        PeterStar, Magticom and BCL are dependent on access to networks of local operators or inter-connect parties for a significant portion of their telephony operations. There is no assurance that these businesses will continue to have access to these operators' networks or that such access will be on favorable tariffs. The loss of access to these networks or substantial increases in tariffs would have a material adverse effect on performance of these businesses, the effect of which could be to materially reduce or eliminate dividends paid by these businesses to the Company. These businesses are also dependent on the non-network facilities of local operators or inter-connect parties' for certain of its operations; including, for example, rights to use buildings, ducts or tunnels. The loss of the right to use such facilities could have a material adverse effect on these operations.

        Certain customers account for a significant portion of the total PeterStar and BCL revenues. The loss of these customers would materially and adversely affect their results of operations. In addition, several of the businesses' customers, interconnect parties or local operators experience liquidity problems from time to time. The businesses' dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

The Company's equipment may not be approved by the authorities regulating the markets in which it operates, which could have a material adverse effect on its operations in these markets.

        Operations at PeterStar, Magticom and BCL are, from time to time, dependent upon type approval of equipment by the communications authorities of the markets in which these businesses operate. The equipment that the Company planned for use in these markets may not be approved. The failure to obtain approval could have a material adverse effect on future operations of these units.

The Company may not be able to keep pace with the emergence of new technologies and changes in market conditions that might materially and adversely affect its results of operations.

        The communications industry has been characterized in recent years by rapid and significant technological changes and changes in market conditions. Competitors could introduce new or enhanced technologies with features that could render the Company's technology obsolete or significantly less marketable. The ability of the Company's core businesses to compete successfully will depend to a large extent on their ability to respond quickly and adapt to technological changes and advances in their industry and markets. There can be no assurance that they will be able to keep pace, or will have the financial resources to keep pace, with the technological demands of the marketplace.

The Company operates in countries with significant political, social and economic uncertainties which might have a material adverse effect on its operations in these areas.

        The Company operates in countries in Eastern Europe and the CIS, and other selected emerging markets. These countries face significant political, social and economic uncertainties that could have a material adverse effect on its operations in these areas. These uncertainties include:

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

  •
  Unstable governments,

  •
  Pervasive and evolving regulatory control of the state over the telecommunications and information industries,

  •
  Uncertainty whether many of the countries in which the Company operates will continue to receive the substantial financial assistance they have received from several foreign governments and international organizations which helps to support their economic development,

  •
  The failure by government entities to meet their outstanding foreign debt repayment obligations, and

  •
  The risk of increased support for a renewal of centralized authority and increased nationalism resulting in possible restrictions on foreign partnerships and alliances, foreign ownership and/or discrimination against foreign owned businesses.

        The Company cannot assure you that the pursuit of economic reforms by the governments of any of these countries will continue or prove to be ultimately effective, especially in the event of a change in leadership, social or political disruption or other circumstances affecting economic, political or social conditions.

The Company has experienced, and may continue to experience difficulty in the timely collection of financial data with respect to certain of its business ventures.

        Many of the countries in which the Company operates, particularly in Russia and the CIS where the Company has to date derived most of its revenues, are lacking in standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

        The Company has continued its efforts to improve its management, accounting, reporting and business operations processes. However, in particular at the Company's non-core business ventures, the Company's liquidity constraints have, and are likely to continue to limit the size of the workforce the Company can engage to implement improvements to its management and accounting, reporting and business operations processes.

        As part of its current restructuring, the Company has or soon will terminate the current employment agreements of essentially all headquarters personnel historically engaged in preparation of financial statements and reports. The termination dates of such persons with responsibility for the Company's non-core business are planned to coincide with the sale of those business units. Other terminations are scheduled for August 31, 2003. The Company intends to re-engage certain of these employees under new employment agreements and hire other employees, to meet both its transitional and post-restructuring requirements for financial reporting. The Company may, however, be unsuccessful or experience delays or difficulties in implementing these plans that could hamper its ability to collect timely and accurate information from its subsidiary operations.

The Company faces unusual economic and legal risks by operating abroad.

        The Company has invested all of its resources in operations outside of the United States. The Company runs a number of risks by investing in foreign countries including:

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

  •
  Amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of the Company's business ventures and subsidiaries,

  •
  Criminal organizations in certain of the countries in which the Company operates that could threaten and intimidate our businesses. The Company cannot assure you that pressures from criminal organizations will not increase in the future and have a material adverse effect on its operations,

  •
  High levels of corruption and non-compliance with the law exists in many countries in which the Company operates businesses. This problem significantly hurts economic growth in these countries and the ability of the Company to compete on an even basis with other parties, and

  •
  Official data published by the governments of many of the countries in which it operates is substantially less reliable than that published by Western countries.

Laws restricting foreign alliances, partnerships and investments in the telecommunications industry could adversely affect the Company's operations in these countries.

        Laws restricting foreign alliances, partnerships and investment in the field of communications and information industries may also materially and adversely affect the Company. Some countries in which the Company operates have extensive restrictions on foreign alliances, partnerships and investments in the communications field and information industries. There is no way of predicting whether additional limitations will be enacted in any of the Company's markets, or whether any such law, if enacted, will force the Company to reduce or restructure its ownership interest in any of its ventures or modify or terminate its alliances and partnerships. If additional limitations are enacted in any of the Company's markets and the Company is required to reduce or restructure its ownership interests in or relationships with any ventures, it is unclear how this reduction or restructuring would be implemented, or what impact this reduction or restructuring would have on the Company and on its financial condition or results of operations.

Fluctuations in currency exchange rates in the countries in which the Company operates could negatively impact the Company's results of operations in these countries.

        The values of the currencies in the countries in which the Company operates tend to fluctuate, sometimes significantly. The Company currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time any of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Company.

The tax risks of investing in the markets in which the Company operates can be substantial and can make effective tax planning difficult, which could materially affect its financial condition.

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

Commercial and corporate legal structures are still developing in the Company's target markets, which create uncertainties as to the protection of its rights and operations in these markets.

        Commercial and corporate laws in Russia and Georgia are less developed or clear than comparable laws in the United States and the countries of Western Europe. These laws remain subject to frequent changes, preemption and reinterpretation by local or administrative regulations, and by administrative officials. There may also be inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. In some cases, laws are imposed with retroactive force and punitive penalties. In other cases, laws go un-enforced. The Company cannot assure you that the uncertainties associated with the existing and future laws and regulations in these markets will not have a material adverse effect on its ability to conduct its business and to generate profits.

        There is also significant uncertainty as to the extent to which local parties and entities, particularly government authorities, in the Company's markets will respect the Company's contractual and other rights and also the extent to which the "rule of law" has taken hold and will be upheld in each of these countries. The courts in many of the Company's markets often do not have the experience, resources or authority to resolve significant economic disputes and enforce their decisions, and may not be insulated from political considerations and other outside pressures. The Company cannot assure you that the licenses held by its businesses or the contracts providing its businesses access to the airwaves or other rights or agreements essential for operations will not be significantly modified, revoked or canceled without justification. If that happens, the Company's ability to seek legal redress may be substantially delayed or even unavailable in such cases.

Russian law may hold the Company liable for the debts of its business ventures, which could have a material adverse effect on its financial condition.

        Generally, under the Civil Code of the Russian Federation and the Law of the Russian Federation on Joint Stock Companies, shareholders in a Russian joint stock company are not liable for the obligations of the joint stock company, and only bear the risk of loss of their investment. However, if a parent company has the capability under its charter or by contract to direct the decision-making of a subsidiary company, the parent company will bear joint and several responsibilities for transactions concluded by its subsidiary in carrying out its direction. In addition, a parent company capable of directing the actions of its subsidiary is secondarily liable for its subsidiary's debts if the subsidiary becomes insolvent or bankrupt as a result of the action or inaction of its parent. In this instance, other shareholders of the subsidiary could claim compensation for the subsidiary's losses from the parent company that caused the subsidiary to take action or fail to take action, knowing that this action or failure to take action would result in losses. It is possible that the Company may be deemed to be this type of parent company for some of its subsidiaries, and could therefore be liable in some cases for the debt of these subsidiaries, which could have a material adverse effect on the Company.

The Company has shareholder interests in countries where the laws may not adequately protect shareholder rights.

        Shareholders have limited rights and legal protections under the laws in many of the countries in which the Company operates. The concept of fiduciary duties on the part of management or directors to their companies is also new and is not well developed. In some cases, the officers of a company may take actions without regard to or in contravention of the directions of the shareholders or the board of directors appointed by the shareholders. In other cases, a shareholder's ownership interest may be diluted without its knowledge or approval or even erased from the shareholder's ownership registry. The Company cannot assure you that it could obtain legal redress for any such action in the court systems of these countries.

The Company could incur environmental liabilities as a result of its current operations and past divestitures, the costs of which could materially affect its results of operations.

        The Company has been in operation since 1929 through its predecessors and, over the years, has operated in diverse industries including equipment, sporting goods and furniture manufacturing, sheet metal processing, and trucking. The Company has already divested all of its non-communications and non-media-related operations. However, in the course of these divestitures, it has retained certain indemnification obligations for environmental cleanup matters. In one case, the Company has undertaken specific clean up activities at a contaminated parcel. It could incur additional cleanup obligations with respect to environmental problems at other locations that so far have remained undetected. Furthermore, its obligation to clean up could arise as a result of changes in legal requirements since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure you that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

Legal proceedings could adversely affect the Company's financial condition.

        The Company is involved in several legal and regulatory matters that could adversely affect the Company's financial condition. See "Item 3: Legal Proceedings".

        The Company has had discussions with the United States Justice Department and Securities and Exchange Commission regarding the fact that certain personnel engaged in conduct that may have violated foreign and United States laws, including the Foreign Corrupt Practices Act. This conduct, which involved certain of the Company's business ventures in the Commonwealth of Independent States, was the subject of an investigation by special outside counsel.

        The Company has concluded that the transactions were not material to the Company's historical results of operations or financial condition, and management currently does not anticipate any restatement of the Company's past financial results. The Company cannot predict with any certainty whether, as a result of its disclosures, the Justice Department or the SEC will commence formal civil or criminal investigations. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations. See "Item 3: Legal Proceedings".

        The Company is involved in several regulatory matters in connection with its Defined Benefit Plans. The Company has undertaken remedial efforts and reported its lack of compliance with certain ERISA and Internal Revenue Code provisions to the Pension Benefit Guaranty Corporation and the Internal Revenue Service. While the Company believes that the measures it has undertaken are sufficient to bring it into compliance with all legal requirements, it is possible that the Company could be assessed a fine, penalty or directed to undertake an action sufficient to have a material adverse effect on its financial condition. See "Item 3: Legal Proceedings".

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

Special Note Regarding Forward-Looking Statements

        Any statements in this document about the Company's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often but not always made through the use of words or phrases like "believes," "expects," "may," "will," "should" or "anticipates" or the negative of these words or phrases or other variations on these words or phrases or comparable terminology, or by discussions of strategy that involves risks and uncertainties.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

  •
  liquidity issues facing the Company, and the restructuring of the Company,

  •
  ability of the Company to consummate sales of its non-core businesses,

  •
  obtaining the requisite consents for any sales of Company's businesses;

  •
  the timing and structure of any sale of the Company's businesses;

  •
  the consideration or values obtained by the Company for any businesses that are sold;

  •
  general economic and business conditions, which will, among other things, impact demand for the Company's products and services,

  •
  industry capacity, which tends to increase during strong years of the business cycle,

  •
  changes in public taste, industry trends and demographic changes,

  •
  competition from other communications companies or companies engaged in related businesses, which may affect the Company's ability to enter into or acquire new businesses, or generate revenues,

  •
  political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, the CIS and other selected emerging markets, which may affect the Company's results of operations,

  •
  timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of these projects,

  •
  developing legal structures in Eastern Europe, the CIS and other selected emerging markets, which may affect the Company's ability to enforce its legal rights,

  •
  cooperation of local partners in the Company's communications investments in Eastern Europe, the CIS and other selected emerging markets, which may affect the Company's results of operations,

  •
  exchange rate fluctuations,

  •
  license renewals for the Company's communications investments in Eastern Europe, the CIS and other selected emerging markets,

  •
  the loss of any significant customers, or the deterioration of credit quality of the Company's customers,

  •
  changes in business strategy or development plans,

  •
  the quality of management,

  •
  the availability of qualified personnel,

  •
  timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the cost of such projects,

  •
  changes in or the failure to comply with government regulation or actions of regulatory bodies, and

  •
  other factors referenced in this document.

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

Item 2.    Properties

        The following table contains a list of the Company's principal properties as of June 1, 2003:

	Number of
Description
	Owned	Leased	Location
Office Space	—	1	Moscow, Russia
Office Space	—	1	Vienna, Austria
Office Space	—	1	New York, USA

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

Fuqua Industries, Inc., Shareholder Litigation

        In re Fuqua Industries, Inc. Shareholder Litigation, Del. Ch., Consolidated C.A. No. 11974, plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery on February 22, 1991 against Fuqua Industries, Inc. (predecessor company to The Actava Group), Intermark, Inc., the then-current directors of Fuqua Industries and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua Industries from Fuqua to Intermark and sought a judgment against the defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua Industries and Intermark in the absence of approval by a majority of Fuqua Industries' disinterested shareholders. Subsequently, two similar actions, styled Behrens v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11988 and Freberg v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

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

        In March 1998, defendants Fuqua, Klamon, Sanders, Zellars, Scott and Warner filed their answers denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The Company also filed its answer, submitting itself to the jurisdiction of the court for a proper resolution of the claims purported to be set forth by the plaintiffs. Discovery is ongoing.

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

        The Company's Directors and Officers liability insurance carrier for this litigation is Reliance Insurance Company. On May 29, 2001, Reliance consented to the entry of an Order of Rehabilitation by the Commonwealth Court of Pennsylvania. On October 3, 2001, the court ordered Reliance Insurance Company into liquidation. The current status of Reliance Insurance Company raises doubt concerning Reliance's ability to reimburse the Company for any litigation expenses incurred by the Company in connection with this litigation.

Report to the Pension Benefit Guaranty Corporation ("PBGC")

        The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation ("PBGC"). In June 2003, we notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan, (iii) that the Company had recently added extra contributions to one plan, and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not responded to our June 2003 notification but it might seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

Barberis v. Kluge, et al.

        Barberis v. Kluge, et al.    (C.A. No. 18678-NC, Court of Chancery of Delaware, New Castle County); Crandon Capital Partners v. Kluge, et al. (C.A. No. 18681-NC, Court of Chancery of Delaware,

New Castle County); Katz v. Kluge, et al. (C.A. No. 18691-NC, Court of Chancery of Delaware, New Castle County); Kotzen v. Kluge, et al. (C.A. No. 18701-NC, Court of Chancery of Delaware, New Castle County). On February 16, 2001, Hercules Barberis, a shareholder of the Company, commenced a derivative action against certain current and former officers and directors of the Company, seeking to (a) compel the Company to dispose of its interest in Snapper, Inc., to (b) enjoin the defendants from pursuing any going-private transactions, and (c) obtain an accounting. On February 22, 2001, February 23, 2001 and February 28, 2001, respectively, shareholders Crandon Capital Partners, Moise and Esther Katz, and Ronda Kotzen each commenced derivative actions with substantially the same allegations and seeking substantially the same relief. On November 2, 2001, the actions were consolidated as In re Metromedia International Group, Inc. Shareholders Litigation, Consolidated C.A. No. 18678. Pursuant to the consolidation order, the complaint that was previously filed in Barberis v. Kluge, C.A. No. 18678 was designated as the operative complaint. On November 26, 2001, all defendants filed a joint motion to dismiss on the following grounds: (i) for failure to comply with the requirement of Court of Chancery Rule 23.1 and (ii) for failure to state a claim upon which relief could be granted.

        On May 3, 2003, the parties to these litigations entered a stipulation of dismissal. The court entered an order dismissing these cases on May 10, 2003.

RDM Sports Group, Inc.

        For a description of this proceeding through December 31, 2001, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        By orders dated March 8, 2002, the court scheduled oral argument on the Company's motions to dismiss the first amended complaints in the Equitable Subordination Proceedings (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029) and on the motion of the current and former directors and former officers of the Company named as defendants in the D and O Proceeding (Adv. Proc. No 98-1128) to dismiss the second amended complaint in the D and O Proceeding. Oral argument was held on these motions on April 12, 2002, but the D and O Proceeding and the Equitable Subordination Proceedings were settled prior to any decision on the motions.

        At the Court's suggestion, and in the interest of furthering settlement, the parties participated in a non-binding mediation that took place in Atlanta, Georgia in September 2002. As a result of that mediation, the parties settled the D and O Proceeding, the Equitable Subordination Proceedings and the Lien Avoidance Action (Adv. Proc. No. 01-1026), thus resolving all disputes between the liquidating agent, the Company and the current and former directors and former officers of the Company named as defendants in the D and O Proceeding. On October 29, 2002, RDM's liquidating agent remitted payment of $4.9 million to the Company pursuant to the terms of the settlement that was memorialized in a settlement agreement dated as of September 30, 2002 (the "Settlement Agreement"). The settlement also included the execution and exchange of mutual releases between the liquidating agent, and the Company and certain current and former directors and former officers of the Company named as defendants in the D and O Proceeding, and each of their enumerated affiliated persons and entities, dismissal with prejudice of each of the D and O Proceeding, the Equitable Subordination Proceedings and the Lien Avoidance Action, and the entry of a permanent bar order prohibiting and permanently enjoining certain persons and entities, including all of the parties in the D and O Proceeding, the Equitable Subordination Proceedings and the Lien Avoidance Action, from asserting against the Company, the certain current and former directors and former officers of the Company named as defendants in the D and O Proceeding, and each of their enumerated affiliated persons and entities, any claim relating to the liquidating agent, RDM and its bankruptcy estate, or RDM's enumerated affiliates and their respective bankruptcy estates.

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

Arbitration with Former Employee

        On February 9, 2001, a former member of the Company's management served a Demand for Arbitration on the Company arising out of the termination of his employment with the Company. On April 24, 2002, the Arbitrator rendered his decision in favor of the former employee. On September 23, 2002, Justice Shirley Kornreich of the New York County Supreme Court confirmed the Arbitrator's award, and judgment in favor of the former employee was entered on October 17, 2002 in the amount of $1.7 million. On October 31, 2002, the parties entered into a settlement agreement, pursuant to which the Company satisfied the judgment in exchange for a general release.

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

Technocom Litigation and Arbitration Matters

See "Item 1: Business—Description of Business—Fixed Telephony—Technocom Ltd.".

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

        The American Stock Exchange (the "Exchange" or "AMEX") suspended the Company's common stock from trading from November 26, 2002 until January 6, 2003. On February 25, 2003, the Company received notice from the staff of the Exchange indicating that the Exchange filed an application with the United States Securities and Exchange Commission on February 20, 2003, to strike the Company's common stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003. As a result, the Company's common stock (OTCBB:MTRM) is now quoted on the OTC Bulletin Board.

	Market Price of Common Stock
	2002		2001
Quarter Ended
	High	Low	High	Low
March 31	$0.90	$0.28	$3.63	$2.35
June 30	$0.34	$0.04	$3.29	$2.29
September 30	$0.12	$0.04	$2.75	$1.20
December 31	$0.15	$0.02	$1.38	$0.73

        Holders of common stock are entitled to such dividends as may be declared by the Company's Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its common stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends, including the contractual limitations set forth in the indenture for the Senior Discount Notes and the certificate of designation for the Company's existing Preferred Stock. In addition, the Company's ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

        As of June 30, 2003, there were approximately 6,602 record holders of common stock. The last reported sales price for the common stock on such date was $0.12 per share as quoted on the OTC Bulletin Board.

        The following table sets forth information regarding the Company's equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,487,065	$5.14	8,655,462
Equity compensation plans not approved by security holders	2,000,000	7.44	—

Total	5,487,065	$5.98	8,655,462

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our consolidated financial statements, including the notes thereto, and the other consolidated financial data included elsewhere in this report. The consolidated statements of operations data and consolidated balance sheet data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from our consolidated financial statements and the notes related thereto, which were audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and the report of KPMG LLP thereon, are included elsewhere in this report. The report of KPMG LLP contains an explanatory paragraph that states that the Company has suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in "Item 15:Exhibits, Financial Statements, Schedules and Reports on Form 8-K—Notes to Consolidated Financial Statements-Note (1) Basis of Presentation,Going Concern and Recent Developments." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

	Years ended December 31
	2002	2001	2000 (2)	1999 (6)	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$104,646	$116,623	$129,622	$43,953	$30,208
Asset impairment and restructuring charges, net	(8,732)	(67,848)	1,511	(16,002)	(40,317)
Equity in losses of and write-downs of investment in unconsolidated investees	(28,351)	(48,384)	(15,089)	(18,910)	(17,111)
Loss from continuing operations before the cumulative effect of a change in accounting principle and discontinued components	(92,341)	(194,074)	(5,871)	(71,869)	(98,627)
Loss from discontinued components (1)	(15,876)	(54,457)	(18,433)	(70,114)	(25,043)
Cumulative effect of a change in accounting principle (3)	(3,157)	—	—	—	—
Net loss	(111,374)	(248,531)	(24,304)	(141,983)	(123,670)
Net loss attributable to common stockholders	(126,382)	(263,539)	(39,312)	(156,991)	(138,678)
Loss per common share-Basic and diluted:
Continuing operations before the cumulative effect of a change in accounting principle and discontinued components	$(1.14)	$(2.22)	$(0.22)	$(1.15)	$(1.65)
Discontinued components (1)	(0.17)	(0.58)	(0.20)	(0.94)	(0.36)
Cumulative effect of a change in accounting principle (3)	(0.03)	—	—	—	—
Net loss	$(1.34)	$(2.80)	$(0.42)	$(2.09)	$(2.01)
Ratio of earnings to fixed charges (4)	n/a	n/a	n/a	n/a	n/a
Weighted average common shares outstanding	94,035	94,035	93,978	75,232	68,955
Dividends per common share	—	—	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents (5)	$30,331	$27,074	$75,484	$47,422	$135,841
Total assets	287,249	469,721	736,119	776,854	609,641
Notes and subordinated debt	217,372	207,798	232,469	183,090	5,000
Redeemable preferred stock	207,000	207,000	207,000	207,000	207,000
Stockholders' equity (deficiency)	(25,397)	90,776	343,676	384,935	425,540

(1)
On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company has presented those business components that qualify as discontinued business components as of December 31, 2002 and restated previous periods as required. In addition, in April 1998, the Company completed the sale of the Landmark Theatre Group. This transaction has been treated as a discontinuance of business segments and, accordingly, the Company's consolidated financial statements reflect the results of operations of Landmark as a discontinued segment.

(2)
In October 2000, the Company sold its indirect 22% interest in Baltcom GSM for a total cash consideration of $66.3 million and recorded an after tax gain on the sale of $57.4 million.

(3)
On January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As a result of applying the provisions of SFAS No. 142, the Company recorded a transitional impairment charge of $3.2 million in continuing operations and $13.6 million in discontinued operations as of January 1, 2002. Amortization of Goodwill for the years ended December 31, 2001, 2000, 1999 and 1998 was $9.3 million, $8.4 million, $9.1 million, and $4.9 million, respectively. Goodwill amortization included in equity in losses and writedowns of investment in unconsolidated investees for the years ended December 31, 2001, 2000, 1999, and 1998 was $4.9 million, $5.1 million, $4.3 million, and $2.4 million, respectively.

(4)
For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for the cumulative effect of a change in accounting principle, minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 2002 2001, 2000, 1999 and 1998 were: $106.2 million; $185.9 million; $28.6 million; $114.0 million; and $121.9 million, respectively.

(5)
Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures cannot be readily accessed, if at all, for the Company's liquidity requirements. "See Item 1: Business—Risks Associated with the Company-The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results from Operations-Liquidity and Capital Resources."

(6)
The Company acquired PLD Telekom Inc on September 30, 1999 for 24.1 million shares of its common stock valued at $4.3125 per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business" section included as Item 1 herein.

Liquidity and Capital Resources

The Company

        Overview.    The Company is presently in the process of an overall restructuring in which its interests in its media and non-core telephony businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company at the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold; with the intention that sale proceeds would mitigate short-term liquidity concerns and provide capital for further core business development.

        Upon completion of the restructuring, the Company intends that its core holdings will consist primarily of:

  •
  PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% equity interest;

  •
  Magticom, the leading GSM mobile telephony operator in Georgia, in which the Company has an indirect 34% equity interest; and

  •
  BCL, a local and long distance telephony operator in St. Petersburg, Russia, in which the Company has a 100% equity interest.

PeterStar and Magticom are leaders in their respective markets with substantial opportunity for further growth. All three businesses currently generate cash dividends. Each is self-financed for working capital and capital expenditures.

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on the distribution of earnings from its business ventures and subsidiaries and the repayments of principal and interest under its credit agreements with its business ventures and subsidiaries. The Company's business ventures and subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. Furthermore, due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, cannot be readily accessed, if at all, for the Company's corporate liquidity requirements. See "Risks Associated with the Company—The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources."

Liquidity Issues

        As of December 31, 2002 and June 30, 2003, the Company had approximately $18.9 million and $17.4 million, respectively, of unrestricted cash at its headquarters level. In addition, as of December 31, 2002 and June 30, 2003, the Company had approximately $11.4 million and $2.9 million, respectively, of cash at the Company's consolidated business ventures. Furthermore, as of December 31, 2002 and June 30, 2003, the Company's unconsolidated business ventures had approximately $12.4 million and $2.8 million, respectively, of cash.

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core asset sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis. Opportunities to refinance the Company's 10 1/2% Senior Discount Notes due 2007 with a current outstanding principal balance (fully accreted) of $152.0 million (the "Senior Discount Notes") are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations.

        If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipates on further sale of its non-core businesses, the Company does not believe that it will be able to pay the approximately $8.0 million interest payment due on March 30, 2004 on its Senior Discount Notes and fund its operating, investing and financing cash flows through July 2004. Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will permit it to pay the approximately $8.0 million interest payment due on September 30, 2003 on its Senior Discount Notes. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results from Operations Liquidity and Capital Resources" and "Risks Associated with the Company—Absent the completion of the sale of its non-core assets and the receipt of cash distributions from subsidiary operations, the Company may not have sufficient liquidity to meet interest obligations on its Senior Notes for the next twelve months, which would constitute an event of default under its indenture".

        The outstanding principal on the Senior Discount Notes becomes due in full on September 30, 2007. Failure on the part of the Company to make any required payment of interest or principal on the Senior Discount Notes would represent a default under the Senior Discount Notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the Senior Discount Notes would become immediately due and payable. If this occurs, the Company would not be able to repay the Senior Discount Notes and would likely not be able to borrow sufficient funds to refinance them.

        The Company is actively pursuing sale of non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure you that it will be successful in selling any of its non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sale of its assets or those of its business ventures or subsidiaries.

        If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot assure you at this time that it will be successful in avoiding such measures.

        During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of its $152.0 million outstanding Senior Discount Notes concerning refinancing of this debt. To date, no refinancing has been agreed upon and further refinancing discussions with these substantial Senior Discount Note holders have been suspended. The Company's present plans anticipate continued servicing of the Senior Discount Notes on current terms. The Company continues to pursue opportunities for refinancing its debt on favorable terms; however, no assurance can be given as to the Company's ability to consummate a refinancing transaction.

        See "Item 1: Business—Risks Associated with the Company" for a discussion of the liquidity issues facing the Company.

        The following represents contractual commitments associated with long-term debt, capital leases, and non-cancelable operating leases, exclusive of interest payments (in thousands):

	Total	Long-Term Debt	Capital Leases	Non-Cancelable Operating Leases
2003	$4,706	$1,824	$1,684	$1,198
2004	2,760	592	1,544	624
2005	2,378	462	1,296	620
2006	109	0	0	109
2007	210,718	210,631	0	87
Thereafter	56	0	0	56
Less: amount representing interest	(661)	0	(661)	0

	$220,066	$213,509	$3,863	$2,694

        Prior to 2002, the Company had historically made significant capital infusions to fund acquisitions, as well as make capital contributions and loans to its business ventures for their capital expenditure and working capital requirements. Many of the Company's business ventures and subsidiaries operate or invest in businesses that provide cable television, fixed telephony and cellular telecommunications services, that require significant capital investment in order to construct, develop and maintain operational systems and market their services.

        The Company's capital expenditure program, for the twelve months ended June 2004, for its core businesses is anticipated to approximate $28.5 million and we do not anticipate that corporate headquarters cash resources will be required to fund this program; that is, we believe that this amount will be funded by the cash reserves and operating cash flows of the respective business ventures.

        In regards to the Company's non-core media and telephony businesses, the Company anticipates that those businesses will expend $4.5 million on capital projects, for the twelve months ended

June 2004; however, the Company does not anticipate that it will be required to infuse any of its corporate headquarters cash resources into these non-core business ventures in order for them to meet their collective capital expenditure program requirements.

        The Company currently anticipates that it will fund between approximately $0.5 million to $1.0 million into certain of its non-core media business ventures, through the end of first quarter 2004, in order for them to meet their working capital requirements.

        Certain of the Company's non-core business ventures are experiencing continuing losses and negative operating cash flows. The Company's business ventures' ability to meet their respective business plans are dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses. There can be no assurances that the Company's business ventures will have sufficient resources to achieve their business plans. If the necessary resources are not available, the growth and continued viability of certain of these business ventures may be impaired.

        Credit agreements between certain of the business ventures and the Company are intended to provide such business ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the business venture's available cash flow, as defined, prior to any distributions of dividends to the business venture shareholders. The credit agreements also often provide the Company contractual rights to appoint the general director of the business venture and the right to approve the annual business plan of the business. Generally, advances under the credit agreements are made to the business ventures in the form of cash for working capital purposes.

        Former PLD Businesses.    The business ventures acquired through the merger of PLD Telekom and MITI, including PeterStar and BCL, are largely self-sustaining. While they continue to have on-going capital requirements associated with the development of their business activities, they have been able to fund capital expenditure and working capital requirements with internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is the Company or MITI specifically obligated to provide capital to these business ventures.

Senior Discount Notes

        In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its Senior Discount Notes in exchange for PLD Telekom's then outstanding senior discount notes and convertible subordinated notes. The Senior Discount Notes are due interest at the rate of 10 1/2% per year, payable semi-annually in cash. On April 24 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company ("Adamant"), in which the Company conveyed its ownership interest in certain of its businesses in Russia in exchange for approximately $58.6 million, face value, of the Company's Senior Discount Notes held by Adamant. With the completion of this transaction, the Company's outstanding principal on the Senior Discount Notes was reduced to $152.0 million. As discussed under in " Item 1. Business—Recent Developments", the Company is attempting to restructure its obligations relating to the Senior Discount Notes.

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

Convertible Preferred Stock.

        The Company has 4.1 million shares of its $1.00 par value, 7 1/4% cumulative convertible preferred stock that has a liquidation preference of $50.00 per share.

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of December 31, 2002 and June 30, 2003, total dividends in arrears were $26.3 million and $33.8 million, respectively. As the Company did not pay the dividend on the preferred stock for six consecutive quarters, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

Business Venture Support and Corporate Overhead Costs

        In 2002 and 2001, the Company expended $31.2 million, and $34.0 million, respectively on support of its subsidiary business ventures and headquarter overheads. The Company provides business development, engineering, marketing and financial reporting services to its operating units through its wholly-owned subsidiary Metromedia International Telecommunications, Inc. (MITI). The principal components of the Company's corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs associated (insurance and regulatory compliance costs).

        The Company currently anticipates that its 2003 business venture support and corporate overhead costs will range from approximately $30.0 million to $35.0 million. A substantial portion of these costs were expended in fees for financial and legal advice, cost of severance, marketing of non-core assets and other similar expenditures with respect to the Company's restructuring. As of June 30, 2003, the Company's year-to-date business venture support and corporate overhead costs were $21.0 million, of which $20.0 million was paid in cash.

        Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit to such reduction without losing ability to provide the appropriate level of management oversight. See Item 1. "Risks Associated with the Company. The Company has experienced a significant reduction in its personnel, including its executive ranks, which may affect the Company's ability to develop and execute its business strategies and manage its operations."

Guarantees and Commitments

        The Company is contingently liable for debts and other obligations of certain of its subsidiaries and business ventures (consolidated and unconsolidated) to third parties. These contingent liabilities at December 31, 2002 are summarized as follows (in thousands):

Continuing Operations:
Benefit Plans	$9,200
Loan guarantee(1)	1,400

$10,600

    (1)
    The Company has a $1.4 million recorded liability for its obligations under the loan guarantee.

Benefit Plans.

        The Company maintains certain benefit plans for former employees of the Company and its subsidiaries. During 2002, actual asset returns for the Company's Plans were adversely affected by continued deterioration in the equity markets. For the year ended December 31, 2002, the asset returns on the Plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates are expected to unfavorably affect the Company's 2002 year-end SFAS No. 87, "Employers' Accounting for Pensions," funded status and 2003 pension expense. However, additional contributions, which are expected to be $0.6 million in 2003, will favorably impact the pension funded status. Additionally, pension funding requirements will be unfavorably affected by lower asset returns in 2002. As of December 31, 2002, future benefit obligations exceeded the fair value of plan assets by $9.2 million.

        Loan Guarantee.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At December 31, 2002 and June 30, 2003, only $1.4 million and $0.9 million, respectively, remained outstanding under this financing arrangement.

Access to Business Ventures' Cash Balances

        The Company has invested in substantially all of its business ventures with local partners. In certain cases, the voting power and veto rights of its business venture partners may limit the Company from controlling certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, a substantial portion of those cash balances cannot be readily accessed, if at all, for the Company's liquidity requirements.

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

Discussion of Changes in Financial Position

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Cash Flows from Operating Activities

        Cash used in operating activities for the year ended December 31, 2002 was $21.2 million, a decrease in cash used in operating activities of $4.0 million from the same period in the prior year.

        Net loss includes significant non-cash items such as loss (gain) on dispositions of businesses, depreciation and amortization, equity in income (losses) of investees, accretion of interest, asset impairment charges and income (loss) allocable to minority interests. Excluding discontinued components, disposition of businesses and asset impairment and restructuring charges, non-cash items decreased $50.6 million to $69.0 million from $119.6 million for the years ended December 31, 2002 and 2001, respectively. Changes in operating assets and liabilities, net of the effect of acquisitions, increased cash flows for the year ended December 31, 2002 by $2.0 million and decreased cash flows for the year ended December 31, 2001 by $10.6 million.

Cash Flows from Investing Activities

        Cash used by investing activities for the year ended December 31, 2002 was $3.8 million as compared to cash used in investing activities was $18.4 million for the year ended December 31, 2001. The year over year improvement in investing activity cash flow primarily reflects cash generated in 2002 from sale of assets plus an increase in distributions from equity accounted businesses during the year as compared to 2001.

Cash Flows from Financing Activities

        Cash generated by financing activities was $0.9 million for the year ended Decmber 31, 2002, compared to cash used in financing activities of $7.7 million, for the year ended December 31, 2001. Financing cash flows improved in 2002 due to borrowings by subsidiaries and the cessation of dividends on the Company's preferred stock offset slightly by minor increases in distributions of dividends to minorities and payments on capital leases.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        As part of the Company's restructuring strategy to increase its liquidity, several business ventures were sold during 2002. Accordingly, such ventures have been presented as discontinued components in 2002. The cash flow impact of these discontinued components, specifically Snapper, ALTEL, CYP Yellow Pages and Metromedia China, has been restated to remove from the loss from continuing operations balances for 2001 and 2000.

Cash Flows from Operating Activities

        Cash used in operating activities for the year ended December 31, 2001 was $17.2 million, an increase in cash used in operating activities of $16.4 million from the same period in the prior year.

        Non-cash items increased in 2001 compared to 2000, principally as a result of the asset impairment charge recorded by the Company in the amount of $67.8 million in equity in losses of and write-down of investment in unconsolidated investees of $48.4 million for the year ended December 31, 2001. Non-cash operating items in 2000 included a $59.0 million gain on sale of Baltcom GSM. No such similar gain was recorded in 2001.

Cash Flows from Investing Activities

        Cash used in investing activities for the year ended December 31, 2001 amounted to $18.4 million as compared to $5.9 million cash used in investing activities for the year ended December 31, 2000.

        In 2000, the Company received $66.7 million for the sale of Baltcom GSM which was reinvested in other business ventures, primarily Comstar, during the year. The Company did not receive similar distributions of funds in the current year. In addition, $11.0 million for the settlement of an option agreement was received in 2000. The Company did not have similar activities during 2001.

Cash Flows from Financing Activities

        Cash used in financing activities was $7.7 million for the year ended December 31, 2001 as compared to $26.3 million for the prior year. The reduction in use of cash in 2001 was due to an $11.2 million reduction in the preferred dividends paid 2001 and a $10.2 million reduction in the payments on debt and capital leases.

Asset Impairment and Restructuring Charges

        The following table summarizes the components of the asset impairment charges related to continuing operations recorded by the Company in the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Goodwill and other intangibles	$6,278	$40,454	$—
Property and equipment	3,465	28,925	—
Restructuring reversal	—	(301)	(823)
Equipment payment guarantee recovery	(1,011)	(1,230)	(688)

Consolidated restructuring and asset impairment charges, net	8,732	$67,848	$(1,511)
Impairment charges included in equity in losses and write-downs of investment in unconsolidated investees	32,893	36,752	5,355

Total asset impairment and restructuring charges	$41,625	$104,600	$3,844

2002 Impairment Charge

        The 2002 impairment charges of $9.7 million relating to consolidated ventures are reflected in the asset impairment and restructuring charge on the accompanying consolidated statement of operations, net of $1.0 million of recoveries of an equipment payment guarantee. The Company determined the impairment charge based on expected cash flows or ultimate realizable value for those ventures disposed of prior to year end.

        The 2002 impairment charges relating to unconsolidated ventures of $32.9 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations. Such charges related to the Company's investments in Comstar, Kosmos TV and Teleport. The Company evaluated the carrying value of each of these businesses and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded impairment charges against the license and goodwill carried as part of the carrying value of these businesses.

        Such charges are summarized in the following table (in thousands):

	Property and equipment	Intangibles, exclusive of goodwill	Goodwill	Investments in and advances to business ventures	Total
Comstar	$—	$—	$—	$27,105	$27,105
Teleport TP	—	—	—	5,546	5,546
Ayety TV	650	937	2,818	—	4,405
Baltic Communications Ltd.	1,352	—	—	—	1,352
Other	1,463	860	1,663	242	4,228

Totals	$3,465	$1,797	$4,481	$32,893	$42,636

2001 Impairment Charge

        For the year ended 2001, the Company recorded a non-cash charge to earnings of $106.1 million. The Company's assessment of the recoverability of long-lived assets and investments in certain business ventures was initiated by management, as a result of the respective business ventures not attaining historic financial projections. Such charge is summarized in the following table (in thousands):

	Property and equipment	Intangibles, exclusive of goodwill	Goodwill	Investments in and advances to business ventures	Total
Technocom	$28,925	$14,082	$23,822	$—	$66,829
Kosmos TV	—	—	—	16,816	16,816
Telecom Georgia	—	—	—	10,180	10,180
BELCEL	—	—	—	5,247	5,247
Other	—	—	2,550	4,509	7,059

Totals	$28,925	$14,082	$26,372	$36,752	$106,131

        The 2001 impairment charges relating to consolidated ventures of $69.3 million are reflected in the restructuring and asset impairment charge on the accompanying consolidated statement of operations, net of $1.5 million of recoveries of the 1999 restructuring provision and an equipment payment guarantee. The 2001 impairment charges relating to unconsolidated ventures of $36.8 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations.

2000 Impairment Charge

        In 2000, the Company recorded a non-cash impairment charge on three of its CIS and Eastern Europe business ventures totaling $9.4 million as a result of performing an analysis of the recoverability of long-lived assets in accordance with the provisions of SFAS 121.

Recoveries.

        As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee to the financing party of Tyumenruskom's repayment of $6.1 million for equipment financing. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. In 2002, 2001 and 2000, Tyumenruskom generated cash and partially repaid its debt. As a result, the Company recorded recoveries under the guarantee of $1.0 million, $1.2 million and $0.7 million, respectively.

        In 2000, the Company recovered certain monies totaling $4.1 million related to its equity method investees in China period. Such amounts had previously been written off.

Critical Accounting Policies

        The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

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

          The Company holds minority interests in many of its business ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, using various discounted cash flow techniques.

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

Basis of Presentation

        The Company accounts for a significant portion of its business ventures under the equity method of accounting since it generally does not exercise control over such ventures. Under the equity method of accounting, the Company reflects the investments in and advances to business ventures, adjusted for distributions received and its share of the income or losses of the Company's balance sheet. The income (losses) recorded in the years ended 2002, 2001 and 2000 represent the Company equity in the income (losses) of the business ventures in Eastern Europe and the CIS. Equity in the income (losses) of the business ventures by the Company are generally reflected according to the level of ownership of the business venture by the Company until such business venture's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the business venture if the Company is the sole funding source of the business ventures.

        Investments over which significant influence is not exercised are carried under the cost method.

        Almost all of the Company's business ventures other than the businesses of PeterStar, BCL, Technocom (which was sold in June 2003) and Comstar (which was sold in April 2003) report their financial results on a three-month lag. Therefore, the Company's financial results for December 31 include the financial results for those business ventures for the twelve months ended September 30.

Segment Information

        The following tables set forth the operating results by segment for the years ended December 31, 2002, 2001, and 2000:

Segment Information
Year ended December 31, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$71,456	$—	$14,412	$17,734	$1,044	$104,646
Cost of services	25,179	—	2,896	—	—	28,075
Selling, general and administrative	21,105	—	8,366	17,148	32,217	78,836
Depreciation and amortization	13,148	—	3,808	1,730	8,856	27,542
Asset impairment and restructuring charges, net	2,212	—	6,560	—	(40)	8,732

Operating income (loss)	$9,812	$—	$(7,218)	$(1,144)	$(39,989)	$(38,539)

Unconsolidated Business Ventures
Revenues	$91,217	$54,582	$21,277
Cost of services	44,859	8,568	3,966
Selling, general and administrative	21,662	9,475	11,647
Depreciation and amortization	21,526	14,828	6,541
Asset impairment charge	440	750	—

Operating income (loss)	$2,730	$20,961	$(877)

Net income (loss)	$(2,319)	$19,025	$(2,814)

Equity in income (losses) of unconsolidated investees (Note 2)	$(34,619)	$6,010	$258			(28,351)

Gain on disposition of business						5,176
Foreign currency gain						1,342
Minority interest						(4,692)
Interest expense						(22,267)
Interest income						1,146
Other income						31
Income tax expense						(6,187)
Discontinued components						(15,876)
Cumulative effect of change in accounting principle						(3,157)

Net loss						$(111,374)

Note
1: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Year ended December 31, 2001
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$87,490	$—	$13,215	$14,069	$1,849	$116,623
Cost of services	38,677	—	3,096	—	(16)	41,757
Selling, general and administrative	21,826	—	6,562	12,674	33,987	75,049
Depreciation and amortization	17,731	—	5,326	1,758	23,672	48,487
Asset impairment and restructuring charges, net	—	—	—	—	67,848	67,848

Operating income (loss)	$9,256	$—	$(1,769)	$(363)	$(123,642)	(116,518)

Unconsolidated Business Ventures
Revenues	$92,019	$46,623	$23,880	$1,283
Cost of services	46,239	8,010	10,469	—
Selling, general and administrative	25,040	8,256	10,527	1,649
Depreciation and amortization	23,209	12,083	11,266	256

Operating income (loss)	(2,469)	18,274	(8,382)	(622)

Net income (loss)	(9,141)	15,435	(14,050)	(662)

Equity in income (losses) of unconsolidated investees (Note 1)	(17,097)	3,213	(32,440)	(2,060)		(48,384)

Loss on disposition of businesses, net						(335)
Foreign currency gain						130
Minority interest						(3,196)
Interest expense						(20,972)
Interest income						2,401
Other income						692
Income tax expense						(7,892)
Discontinued components						(54,457)
Cumulative effect of change in accounting principle						—

Net loss						$(248,531)

Segment Information
Year ended December 31, 2000
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$102,881	—	$7,263	$14,709	$4,769	$129,622
Cost of services	27,702	—	1,536	—	587	29,825
Selling, general and administrative	27,556	—	4,026	14,094	34,875	80,551
Depreciation and amortization	16,786	—	3,266	1,170	26,266	47,488
Asset impairment and restructuring charges, net	—	—	—	—	(1,511)	(1,511)

Operating income (loss)	30,837	—	(1,565)	(555)	(55,448)	(26,731)

Unconsolidated Business Ventures
Revenues	$33,718	$63,583	$28,898	$1,602
Cost of services	18,789	11,615	6,227	—
Selling, general and administrative	13,227	17,240	15,536	1,811
Depreciation and amortization	12,842	17,171	8,738	161

Operating income (loss)	(11,140)	17,557	(1,603)	(370)

Net income (loss)	(14,648)	9,639	(11,017)	(132)

Equity in income (losses) of unconsolidated investees (Note 2)	(9,968)	10,408	(9,027)	(6,502)		(15,089)

Gain on disposition of businesses, net						59,020
Foreign currency loss						(606)
Minority interest						(3,010)
Interest expense						(19,566)
Interest income						5,428
Other income						5,032
Income tax expense						(10,349)
Discontinued components						(18,433)

Net loss						$(24,304)

Results of Operations

        The following discussion and analysis relates to our results of operations for each of the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with "Item 6: Selected Financial Data" and the Consolidated Financial Statements and the notes related thereto that appear elsewhere in this document.

        In addition, we have included a discussion of certain non-consolidated operations that are material to our business. We believe that this discussion is helpful to developing an understanding of the factors contributing to our overall financial condition and results of operations.

        The discussion of our results of operations is organized as follows:

        CONSOLIDATED RESULTS

  •
  Consolidated Results of Operations for the Year Ended December 31, 2002 compared to the Consolidated Results of Operations for the Year Ended December 31, 2001

  •
  Consolidated Results of Operations for the Year Ended December 31, 2001 compared to the Consolidated Results of Operations for the Year Ended December 31, 2000

        UNCONSOLIDATED RESULTS

  •
  Results of Unconsolidated Operations for the Year Ended December 31, 2002 compared to the Results of Unconsolidated Operations for the Year Ended December 31, 2001

  •
  Results of Unconsolidated Operations for the Year Ended December 31, 2001 compared to the Results of Unconsolidated Operations for the Year Ended December 31, 2000

CONSOLIDATED RESULTS—CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $15.9 million or 18% to $71.5 million for the twelve months ended December 31, 2002 as compared to $87.5 million for the twelve months ended December 31, 2001. This decrease was primarily attributable to the deconsolidation of Teleport-TP from the results of Technocom. Our consolidated 2002 revenues reflect only one quarter (Q1 2002) of Teleport-TP revenues of $8.6 million, as compared to $32.4 million for the twelve months ended December 31, 2001 a $23.8 million year-over-year decrease. The results of Teleport-TP have not been included in the consolidated results of Technocom subsequent to March 31, 2002 since the Company did not believe it controlled Teleport-TP subsequent to that date. Furthermore, the Company sold its ownership interest in Technocom on June 30, 2003.

        Revenues at PeterStar increased by $8.0 million (17%) to $55.9 million for the twelve months ended December 31, 2002 compared to $47.9 million for the twelve months ended December 31, 2001. This increase is driven by a $4.5 million increase in local and long distance call revenue and $3.3 million increase in data and internet revenue.

        BCL's revenues decreased $0.3 million (4%) to $6.9 million for the twelve months ended December 31, 2002 compared to $7.2 million for the twelve months ended December 31, 2001. This decrease was due to the loss of transit traffic of a major customer, offset by gains in data services.

        Gross margin.    Fixed telephony gross margin decreased by $2.4 million to $46.3 million for the twelve months ended December 31, 2002 as compared to $48.8 million for the twelve months ended December 31, 2001. This decrease was primarily attributable to the deconsolidation of Teleport-TP from the results of Technocom. Technocom's gross margin decreased by $6.9 million to $2.5 million for the twelve month period ending December 31, 2002 compared to $9.4 million for the twelve months ended December 31, 2001. As previously indicated, the results of Teleport-TP have not been included in our consolidated results subsequent to March 31, 2002.

        PeterStar's gross margin increased $4.0 million (11%) to $40.3 million for the twelve months ended December 31, 2002 compared to $36.3 million the twelve months ended December 31, 2001. This increase is due to higher revenues offset somewhat by higher interconnection tariff charges by lower gross margins as a percent of revenues. Gross margin percentages were 72% for the twelve months ended December 2002 and 77% for the twelve months ended December 2001. The erosion in margins is primarily due to a high proportion of lower-margin call revenue in 2002 than 2001.

        BCL's gross margin increased $0.4 million (11%) to $3.5 million for the twelve months ended December 31, 2002 compared to $3.1 million for the twelve months ended December 31, 2001. This growth in gross margin was achieved by substituting low-margin transit traffic with higher-margin products such as data services, connection and installation billings, and monthly fees charged for line access.

        Selling, general and administrative.    Fixed telephony selling, general and administrative ("SG&A") expenses increased by $0.2 million to $21.1 million for the twelve months ended December 31, 2002 as compared to $21.8 million for the twelve months ended December 31, 2001. This increase was principally the result of increases at PeterStar, BCL and Teleport-TP.

        PeterStar's SG&A increased $0.7 million (5%) to $14.0 million for the twelve months ended December 31, 2002 compared to $13.3 million for the twelve months ended December 31, 2001.

Miscellaneous taxes, and other administrative costs caused this increase which was partially offset by lower management fees in 2002.

        BCL's SG&A increased $0.6 million (32%) to $2.7 million for the twelve months ended December 31, 2002 compared to $2.1 million for the twelve months ended December 31, 2001. This increase in SG&A was due to a bad debt write-off of approximately $0.9 million during 2002 partially offset by decreases in salaries and interest expenses.

        Technocom's SG&A decreased by $1.2 million to $5.3 million for the twelve months ended December 31, 2002 compared to $6.5 million for the twelve months ended December 31, 2001. As previously indicated, the results of Teleport-TP have not been included in our consolidated results subsequent to March 31, 2002. The decrease in SG&A due to the deconsolidation of Teleport-TP is partially offset by certain intercompany balances that were written off in 2002. Such balances totaled $1.2 million which eliminates in consolidation. In addition, Technocom recorded a reserve against certain other receivable balances.

        Depreciation and amortization.    Fixed telephony depreciation and amortization (D&A) expense decreased by $4.6 million to $13.1 million for the twelve months ended December 31, 2002 as compared to $17.7 million for the twelve months ended December 31, 2001. This decrease was principally attributable to the deconsolidation of Teleport-TP from the results of Technocom. Technocom's D&A decreased by $5.1 million to $0.9 million for the twelve month period ending December 31, 2002 compared to $6.0 million for the twelve months ended December 31, 2001. As previously discussed, the results of operations of Teleport-TP has not been consolidated subsequent to March 31, 2002.

        PeterStar's D&A increased $0.3 million (3%) to $11.4 million for the twelve months ended December 31, 2002 compared to $11.1 million for the twelve months ended December 31, 2001. Increased expenditures on expanding and updating the network accounted for the increase.

        BCL's D&A increased $0.2 million (29%) to $0.9 million for the twelve months ended December 31, 2002 compared to $0.7 million for the twelve months ended December 31, 2001. Increased expenditures on expanding the Internet Protocol network and customer premise equipment accounted for the increase.

Cable Television

        Revenues.    Cable television operations generated consolidated revenues of $14.4 million in 2002, representing a 9% increase over 2001 consolidated revenues of $13.2 million. The majority of the 2002 and 2001 consolidated revenues were primarily attributable to OOO Arkhangelskaya Televisionnaya Kompania ("ATK"). SA ("Romsat")Romsat Cable TV & Radio, Ayety TV, UAB Viginta ("Viginta") and SUN TV, SRL ("SUN TV").

        In Russia, ATK generated consolidated revenues of $1.4 million in 2002, a $0.4 million or 39% increase over 2001 consolidated revenues of $1.0 million. The increase reflects the launch of the broadband internet service in August 2001 and the application of rate hikes to the cable customer base both to offset the incremental costs associated with offering an improved channel line up as well as to drive higher margins.

        In Romania, Romsat generated consolidated revenues of $6.5 million in 2002, an increase of $0.3 million or 5% as compared to 2001. Revenues were generated from both cable television and internet, the latter being generated through its wholly owned subsidiary, FX Internet, SA, which was acquired in June 2000. Cable revenues in 2002 were $5.1 million compared to $4.8 million in 2001, an increase of $0.3 million, while subscribers were 101 thousand at both December 31, 2001 and December 31, 2002. The growth in revenues was due to the implementation of rate increases. Internet revenues in 2002 were $1.3 million compared to $1.2 million in 2001. Increases in internet revenues were achieved by the sales of web hosting services as well as equipment sales. Other sales were $0.2 million in both 2002 and 2001.

        In Georgia, Ayety TV generated consolidated revenues of $2.3 million in 2002, an increase of 13.2% over 2001 revenues of $2.0 million. The increase primarily reflects the increase in subscribers on its upgraded cable network which grew from 27 thousand at December 31, 2001 to 32 thousand at December 31, 2002, an increase of 15%, while ARPUs ("average revenue per unit" or customer) remained constant at $5.2 per subscriber per month in both years. At the end of 2002, the cable network had been fully upgraded to 860 MHz and covered 149,000 homes, providing the capacity to offer extended cable television package offerings as well as broadband internet.

        In Lithuania, Viginta generated consolidated revenues of $1.3 million in 2002, representing a decrease of 9.7% against 2001 revenues of $1.5 million. The decrease was primarily caused by the reduction in rates to certain customers at the start of 2002 which management believed was required to remain competitive in the market as a result of the technical limitations faced by Viginta in offering a more competitive programming line up. These technical limitations are caused by the fact that Viginta distributes its packages using a wireless MMDS platform which limits the number of channels that can be offered to 22, which is the number of MMDS frequencies available. Were Viginta to operate an HFC network, it would be able to increase the number of channels to 50 or more and offer additional services. To address this limitation, Viginta acquired a license to build an HFC cable network in Vilnius in November 2002, although construction has not been commenced to date due to the liquidity constraints of the Company.

        Cost of services.    Cable television operations incurred consolidated cost of services of $2.9 million in 2002, representing a 6% decrease over 2001 cost of services of $3.1 million. The majority of 2002 and 2001 consolidated cost of services were attributable to Viginta, SUN TV, Romsat, Ayety TV, and ATK.

        In Lithuania, Viginta had reported consolidated costs of services of $0.4 million in 2002, an increase of $0.3 million or 297% as compared to 2001. The increase relates to the costs associated with launching an internet service offering in 2002.

        In Moldova, Sun TV had reported consolidated costs of services of $0.3 million in 2002, a decrease of $0.4 million or 51% as compared to 2001. This decrease primarily reflects the results of a review of SUN's programming line up in the quarter ended 30 June 2002 which resulted in SUN management significantly reducing the non Russian and Moldovan foreign language content of the cable product offerings thereby reducing expenditures to third parties for the delivery of this content.

        In Romania, Romsat incurred consolidated costs of services of $1.6 million in 2002, a decrease of $0.1 million or 5% as compared to 2001. The decrease is attributable to the reduction in rates paid by Romsat to content delivery providers due to concessions achieved during negotiations during the period.

        In Georgia, Ayety TV reported costs of services of $0.2 million in 2002, a decrease of $0.2 million or 50% as compared to 2001. The decrease deflects the reversal of certain accruals relating to amounts payable for content due to the fact that Ayety has moved its content line up towards cheaper Georgian and Russian content.

        In Russia, ATK had reported costs of services of $0.2 million in 2002, an increase of 23% as compared to 2001. This was driven both by the introduction of broadband internet service and the introduction of new channels to support rate hikes.

        Selling, general and administrative.    Cable television operations incurred selling, general and administrative costs (SG&A) of $8.4 million in 2002, representing an increase of $1.8 million over 2001 cost of services of $6.6 million. The majority of 2002 and 2001 consolidated cost of services were attributable to Ayety TV, Sun TV, Romsat, ATK and Viginta.

        In Georgia, Ayety TV incurred SG&A of $1.8 million in 2002, an increase of $1.0 million as compared to 2001. The total reflects an increase in the cost of operating the business and in particular in respect of salaries and benefits and the cost of maintaining the networks.

        In Moldova, Sun TV incurred SG&A of $0.9 million in 2002, an increase of $0.6 million or 69% as compared to 2001. Of the increase $0.5 million represents the reversal of accruals. Adjusting for this, the increase in SGA was $0.1 million.

        In Russia, ATK incurred SG&A of $1.0 million in 2002, an increase of $0.2 million or 16% as compared to 2001. The increase reflects the increase levels of activity in the business, and in particular additional payroll and associated benefits relating to the rapidly growing internet service as well as an increase in technical maintenance costs.

        In Lithuania, Viginta had reported costs of services of $0.9 million in 2002, a decrease of $2.2 million as compared to 2001. The decrease reflects on going efforts by management to save costs in the light of increased competition and limited options for growing the business pending the development of the wire network. The costs saved primarily relate to payroll and benefits and marketing costs.

        Depreciation and amortization.    Cable television operations incurred depreciation and amortization of $3.9 million in 2002, representing a 28% decrease on 2001 depreciation and amortization of $5.3 million. The majority of 2002 and 2001 was attributable to Sun TV, ATK, Ayety TV and Romsat.

        In Russia, ATK incurred depreciation and amortization expense of $0.4 million in 2002, a decrease of $0.3 million or 47% as compared to 2001. Of the decrease, $0.2 million reflects the fact that from 2002 goodwill was no longer amortized in accordance with the requirement of FAS No. 142.

        In Georgia, Ayety TV incurred depreciation and amortization expense of $1.1 million in 2002, a decrease of $0.3 million or 22% as compared to 2001. The decrease is indicative of the fact that certain network assets became fully depreciated during the year.

        Asset impairment charges    Cable television operations incurred asset impairment charges of $6.6 million in 2002 as opposed to $2.7 million in 2001. The charges arose in goodwill and intangibles and reflect the Company's assessment of the recoverability of long-lived assets. In 2002, the amounts were incurred in respect of Ayety TV ($4.4 million), Ala TV ($0.9 million), Viginta ($0.8 million) and ATK ($0.4 million). In 2001, the amounts were incurred in respect of Romsat ($2.6 million) and ATK ($0.1 million).

Radio Broadcasting

        Revenues.    Radio operations generated consolidated revenues of $17.7 million in the year ended December 31, 2002, an increase of $3.7 million, or 26.1%, over the year ended December 31, 2001. A total of $0.4 million of the revenue increase was due to local currency appreciation to the US dollar, principally in Hungary and the Czech Republic. On a comparable currency basis, an increase of $3.3 million, or 22.9%, was achieved over the previous year. The majority of 2002 and 2001 consolidated revenues were attributable to ZAO SAC ("SAC"), Juventus Radio Group in Hungary ("Juventus"), Oy Metromedia Finland Ab ("Metromedia Finland"), ZAO Radio Katusha ("Katusha"), As Trio LSL ("Trio Group") and the MII Praha S.R.O. radio group in the Czech Republic ("Czech Radio").

        SAC, which operates a radio station in the Moscow market, recognized revenues of $5.6 million in 2002, a decrease of $0.9 million, or 14.5%, compared to 2001 revenues of $6.5 million. This decrease was due to the introduction of VAT on advertising expenditures in Russia as of January 1, 2002, which had the effect of depressing advertising revenue expenditures in the short term. In addition, 2002 revenues also declined due to heightened competitive factors; seven new licenses were issues by the Russian government to new and existing competitors in the Moscow market during the latter part of

2001 and the early part of 2002. On April 24, 2003, SAC was sold to Adamant Advisory Services, a British Virgin Islands company.

        Juventus, which operates a local radio station in Budapest and a network of owned and/or contractually affiliated stations, reported revenues of $4.7 million in 2002, an increase of $1.2 million, or 33.1%, over 2001 revenues of $3.5 million. A total of $0.3 million of the revenue increase was due to local currency appreciation. On a comparable currency basis an increase of $0.9 million, or 24.4%, was achieved over the previous year. This increase was primarily the result of the expansion, during the latter part of 2001, of the network of regional stations carrying the Juventus programming and advertising spots. This expansion in coverage has allowed Juventus to compete more effectively for a larger share of the Hungarian national radio advertising market. Accordingly, throughout 2002, the Juventus network gained increasing acceptance among advertisers as a cost-efficient alternative to the two national radio broadcast operators in the Hungarian market.

        Metromedia Finland, which operates two semi-national networks in Finland, had revenues of $1.1 million in 2002, an increase of $0.8 million, or 344%, compared to 2001 revenues of $0.3 million. Revenues increased year-on-year as Metromedia Finland was in its start-up phase during most of 2001. After the acquisition and the subsequent re-launch of the radio station brand, the larger of the two radio broadcast station networks, SuomiPop, experienced a quadrupling of its ratings. However, in the relatively conservative advertising market of Finland, as compared to other European markets that the Company operates, the first favorable benefits of the consistently high ratings performance of this radio station were only felt in 2002. During 2002, the station began to gain acceptance by the advertising agencies as a mainstream advertising channel and an alternative to the previously existing semi-national networks.

        Katusha, which operates two separate radio stations in St. Petersburg, generated revenues of $2.0 million in 2002, an increase of $0.1 million, or 4.8%, over 2001 revenues of $1.9 million. This increase was primarily due to the continued recuperation of the St. Petersburg advertising market from the Russian economic crisis of 1998-1999, partially offset by the introduction of VAT in January 2002, increased competition from new market entrants, as well as aggressive pricing by competitors. On April 24, 2003, Katusha was sold to Adamant Advisory Services, a British Virgin Islands company.

        Trio Group, which operates five radio networks in Estonia and one local station in the capital Tallinn, generated revenues of $1.5 million in 2002, representing an increase of $1.4 million against 2001 revenues of $0.1 million; such increase was primarily due to the consolidation of Trio Group's results from September 2001. On a comparable consolidated basis, Trio Group's revenue increased by $0.2 million to $1.5 million in 2002, as compared to $1.3 million in 2001. This revenue growth is primarily attributable to Trio Group's marketing strategy of enabling customers to buy time over suites of programs on the six radio broadcast stations and the local internet portal operated by Trio Group, which favorably received by advertisers since they were able to reach a broader market audience. Metromedia's local internet portal was integrated into the Trio group as of April 2002. Further, Trio's sales benefited from the improved Trio Group audience share primarily owing to the increased ratings of its news/talk radio station, Radio Kuku.

        Czech Radio, consisting of Country Radio and Radio One, generated revenues of $1.6 million, an increase of $0.6 million, or 60.9%, over 2001 revenues of $1.0 million. A total of $0.1 million of the revenue increase was due to local currency appreciation. On a comparable currency basis an increase of $0.5 million, or 43.0%, was achieved over the previous year. The increase was due to a change of the sales house, representing Country Radio exclusively to national clients, which was implemented by the station in April 2002. Due to the transition to this new sales house, Country Radio suffered a short-term decrease in national revenues during the first quarter of 2002. However, the improved terms of sales representation negotiated with the new sales house, and generally the better performance of this sales house, offset the short-term loss of revenue in the beginning of 2002 and resulted in moderate year-on-year growth. The growth in national sales was further facilitated by the fact that

Country Radio regained its leading ratings position in the Prague market as of August 2002. The sales revenues of the Company's other station in Prague, Radio One, benefited from improved direct sales activity.

        Selling, general and administrative.    Radio selling, general and administrative ("SG&A") expenses of $17.1 million in the year ended December 31, 2002, represented an increase of $4.5 million, or 35%, over the year ended December 31, 2001. The portion of the increase in SG&A, attributable to local currency appreciation, was $0.5 million, principally in Hungary and the Czech Republic. On a comparable currency basis an increase of $4.0 million was realized over the prior year. This increase in SG&A expenses was principally due to the effect of following consolidation accounting for the Trio Group in 2002 as compared to 2001 and to actual increases, on a comparable currency basis, in SG&A expenses at Juventus and Metromedia Finland.

        SG&A expenses at Trio Group increased by $2.0 million to $1.7 million in 2002 due to the consolidation of Trio's results from September 2001. The results of Trio Group for 2001, which reflect only the period following consolidation in September 2001, reflect a negative expense (liability waiver) of $0.3 million, which was the result of the forgiveness of certain intercompany balances between Trio Group and the Company, which eliminate in consolidation. On a comparable consolidated basis, however, Trio Group's SG&A expenses remained stable at $1.6 million, excluding the intercompany liability forgiveness in the year ended December 31, 2002 as compared to the year ended December 31, 2001. This steady SG&A performance year-on-year, despite the increased revenues for the same period, was the result of cost-cutting initiatives in 2002, mostly in the programming and technical areas.

        SG&A at Juventus on a comparable currency basis increased by $1.6 million, or 38%, to $5.9 million. The increase on a comparable basis between the two periods was due to increased broadcast license fees, additional barter expense for marketing, as well as higher payroll and administrative cost associated with the network expansion. The broadcast license fees at Juventus radio are significantly higher than in the other markets the Company operates, and in 2002 represented 21% of the venture's SG&A costs. Further, the license fees are subject to an annual adjustment for inflation. The business venture is currently in negotiations with the Hungarian government media regulators with the objective of negotiating a reduction in Juventus' annual broadcast license fee and the Company expects that those negotiations should be completed during third quarter 2003; however, the Company can make no assurances that such negotiations will result in a successful reduction of such license fees.

        The comparable currency basis increase in SG&A expenses at Metromedia Finland of $0.9 million, or 65%, to $2.3 million was primarily due to across-the-board increases in operating costs due to the full year of operation in 2002, versus 9 months of operation in 2001. In addition, revenue-driven costs, such as broadcast royalties and sales commissions, increased in 2002 as a consequence of the significant revenue growth in the radio station's first full year of operation (2002).

        Depreciation and amortization.    Radio depreciation and amortization expense remained consistent at $1.7 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Other Consolidated Results

        Selling, general and administrative.    Selling, general and administrative expenses reflect provision of headquarter support services to the Company's business units plus conventional corporate overheads. These SG&A expenses decreased $2.0 million or 9% to $32.0 million for the year ended December 31, 2002 as compared to $34.0 million for the prior year. This improvement principally reflects reductions in corporate overhead spending, including significantly reduced use of Metromedia Company for corporate support services. The resulting savings were partially offset by expenditures on professional advisor and marketing efforts undertaken in connection with the Company's restructuring. Minor reductions were also made in forces providing support services to the Company's operating business ventures as certain non-core business ventures were sold.

        2002 efforts to reduce conventional corporate overhead spending included reducing the Company's reliance on Metromedia Company for support services as well as corporate staff reductions in both the Company's European and US corporate operations. In 2002, the Company utilized Metromedia Company for certain support functions pursuant to a consulting services agreement that amounted to $0.8 million, whereas, in 2001 the Company utilized Metromedia Company for support services under a management agreement that amounted to $3.8 million.

        In 2002, the Company engaged both financial and legal advisors to assist the Company with its negotiations with representatives of the Senior Discount Note holders, and as such, the Company incurred incremental professional fees of $1.2 million.

        Depreciation and amortization.    Depreciation and amortization decreased $14.9 million, or 63%, to $8.9 million for the year ended December 31, 2002 as compared to $23.7 million for the year ended December 31, 2001. This decrease was principally due to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level.

        Interest expense.    Interest expense increased $1.3 million, or 6%, to $22.3 million for the year ended December 31, 2002 as compared to $21.0 million for the year ended December 30, 2001. Interest expense is principally attributable to interest of the Senior Discount Notes and debt incurred at various consolidated operating companies, including PeterStar.

        Income income.    Interest income decreased by $1.3 million, or 52%, to $1.1 million for the year ended December 31, 2002 as compared to $2.4 million for the year ended December 30, 2001. The decrease in interest income is principally due to a decrease in funds at corporate headquarters and reduced rates of return on invested balances during the current year as compared to the prior year.

        Equity in losses of and write-down of investment in unconsolidated investees.    Equity in losses of and write-down of investment in unconsolidated business ventures was $28.4 million for the year ended December 31, 2002 as compared to $48.4 million for the year ended December 30, 2001.

        The write-down of investments in unconsolidated business ventures during the year ended December 31, 2002 were for Comstar ($26.6 million), Teleport ($5.5 million) and Kosmos TV ($0.2 million). The gain realized from sales of the Company's unconsolidated business ventures were $8.7 million in 2002 as compared to a loss of $2.6 million in 2001.

        The write-down of investments in unconsolidated business ventures during the year ended December 31, 2001 were for Telecom Georgia ($10.2 million), Kosmos TV ($16.8 million), BELCEL ($5.2 million) and a total of $4.5 million for other entities. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on disposition of businesses.    Gain on disposition of businesses was $5.2 million for the year ended December 31, 2002 as compared to a loss of $0.3 million for the year ended December 30, 2001.

        The gain is due to several business sales that occurred during the current year. The Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on May 24, 2002. The Company disposed of its interest in CIBBV/BELCEL and recognized a gain of $1.3 million on July 25, 2002. The Company disposed of its interest in OMCL/CAT and recognized a gain of $2.4 million on August 27, 2002.

        Income tax expense.    Income tax expense decreased by $1.7 million, or 22%, to $6.2 million for the year ended December 31, 2002 as compared to $7.9 million for the year ended December 30, 2001. The income tax expense in 2002 and 2001 is principally from foreign income taxes on the operations of PeterStar and to a lesser extent BCL. The reduction is due to the reduced tax rate in Russia and revisions to the 2001 tax expense.

        Minority interest.    Minority interest represents the allocation of income and losses by the Company's majority owned subsidiaries and business ventures to its minority ownership interest.

Minority interest increased by $1.5 million, or 47%, to $4.7 million for the year ended December 31, 2002 as compared to $3.2 million for the year ended December 31, 2001. The minority interest amount principally relates to the operations of PeterStar and Telcell Wireless (the direct holding company of Magticom).

        Discontinued components.    Discontinued components represents the operations of Yellow Pages, China, Snapper and ALTEL offset or increased by estimated gains/losses on such disposals. Discontinued components decreased by $38.6 million, or 71%, to $15.9 million for the year ended December 31, 2002 as compared to $54.5 million for the year ended December 31, 2001. Discontinued components for the year ended December 31, 2002, also includes a gain of $4.9 million realized from a settlement of certain third party claims against RDM Sports Group, Inc. ("RDM"), a former business venture of the Company, which resulted in RDM disbursing such monies to the Company. In addition, income of $4.2 million was realized from tax refunds relating to carry-back losses for certain previously disposed of businesses. For further management discussion on discontinued components, refer to the discussion below.

        Cumulative effect of a change in accounting principle.    The cumulative effect of a change in accounting principle of $3.2 million for the year ended December 31, 2002 was due to the adoption of SFAS No. 142, which resulted in a total combined transitional impairment charge of $3.2 million on BCL and Sun TV.

CONSOLIDATED RESULTS—CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased 15% to $87.5 million for the year ended December 31, 2001 as compared to $102.9 million for the year ended December 31, 2000. This reduction in revenues was principally a result of a $21.2 million reduction in revenues from PeterStar, which were $47.9 million for 2001 compared to $69.1 million for 2000. The reduction was partially offset by a $4.6 million increase in revenues at Technocom. The reduction in PeterStar's revenues in 2001 was principally due to the loss of transit traffic for St. Petersburg's mobile telephony operators, partially offset by an increase in call revenues from non-mobile customers. In 2000 PeterStar's revenues attributable to mobile operators was $28.3 million. Excluding the $28.3 million of revenue generated from the mobile operators in 2000, revenues at PeterStar were 17% higher in 2001 compared to 2000. Technocom experienced higher international and long distance traffic volumes in 2001 compared to 2000.

        Gross margin.    Fixed telephony gross margin decreased by $26.4 million (35%) to $48.8 million for the twelve months ended December 31, 2001 as compared to $75.2 million for the twelve months ended December 31, 2000. This decrease was primarily related to Peterstar and the loss of the mobile transit traffic. Peterstar's gross margin decreased by $23.6 million or 39% to $36.3 million for the twelve months ended December 31, 2001 as compared to $59.9 million for the twelve months ended December 31, 2000.

        Technocom gross margin also decreased by $3.6 million (28%) to $9.4 million for the twelve months ended December 31, 2001 as compared to $13.0 million for the twelve months ended December 31, 2000. The primary reason for the decrease was due to falling tariffs for international long distance traffic and increased costs to terminate this traffic in Russia.

        Selling, general and administrative.    Fixed telephony selling, general and administrative ("SG&A") expenses decreased by $5.8 million (21%) to $21.8 million for the twelve months ended December 31, 2001 compared to $27.6 million for the twelve months ended December 31, 2000. This decrease was due primarily to decreases in SG&A at Peterstar and Technocom.

        Peterstar's SG&A decreased by $3.3 million (20%) to $13.3 million for the twelve months ended December 31, 2001 compared to $16.6 million for the twelve months ended December 31, 2000. Management fees decreased by $1.7 million, taxes other than income decreased by $1.0 million and salaries and benefits decreased by $0.2 million.

        Technocom's SG&A decreased by $2.0 million (24%) to $6.5 million for the twelve months ended December 31, 2001 as compared to $8.5 million for the 12 months ended December 31, 2000. The decrease was due to a decrease in other taxes and reductions in staff.

        Depreciation and amortization.    Fixed Telephony depreciation and amortization expense increased by $0.9 million (5%) to $17.7 million for the twelve months ended December 31, 2001 as compared to $16.8 million for the twelve months ended December 31, 2000. PeterStar's D&A increased by $0.9 million (9%) to $11.1 million for the twelve months ended December 31, 2001 as compared to $10.2 million for the twelve months ended December 31, 2000 due to continued investment in developing its data and backbone network.

Cable Television

        Revenues.    Cable television revenues increased by $5.9 million or 81% to $13.2 million for the year ended December 31, 2001 as compared to $7.3 million for the year ended December 31, 2000. The primary reasons for the changes were attributable to Ayety TV, Sun TV and Romsat TV

        In Georgia, consolidated revenues at Ayety TV increased by $1.9 million to $2.0 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. The increase in consolidated revenues is the result of the Company consolidating Ayety TV after acquiring an additional ownership interest in the last quarter of 2000.

        In Moldova, consolidated revenues at Sun TV grew by $2.0 million to $2.0 million for the year ended December 31, 2001 from $nil for the year ended December 31, 2000. The growth in consolidated revenues is the result of the Company consolidating Sun TV after acquiring an additional ownership interest in the first quarter of 2001.

        In Romania, consolidated revenues increased by $1.6 million to $6.2 million for the year ended December 31, 2001 from $4.6 million for the year ended December 31, 2000. This revenue growth was caused by the acquisition by Romsat of FX Internet in July 2000.

        Cost of service.    Cable television cost of service increased by $1.6 million to $3.1 million in the year ended December 31, 2001 as compared to $1.5 million in the year ended December 31, 2000. The primary reasons were attributable to Sun TV, Romsat and Ayety TV.

        In Moldova, cost of service at Sun TV increased from $nil to in the year ended December 31, 2000 to $0.7 million in the year ended 31 December 2001. The increase in consolidated cost of service is the result of the Company consolidating Sun TV after acquiring an additional ownership interest in the first quarter of 2001.

        In Romania, cost of service at Romsat, increased by $0.6 million to $1.7 million in the year ended December 31, 2001 from $1.1 million in the year ended December 31, 2000. The increase is attributable to acquisition of FX Internet in 2000.

        In Georgia, cost of service at Ayety TV increased by $0.3 million to $0.3 million in the year ended December 31, 2001. The growth in cost of service is the result of the Company following consolidation accounting for Ayety TV after acquiring an additional ownership interest in the last quarter of 2000.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $2.5 million to $6.6 million in year ended December 31, 2001 from $4.0 million in the year ended December 31, 2000. The increase primarily relates to Romsat TV and Ayety TV.

        In Romania, selling, general and administrative expenses at Romsat TV increased by $1.4 million to $3.1 million in the year ended December 31, 2001 from $1.7 million in the year ended December 31,

2000. The increase relates to the growth in costs of maintaining and extending the Romsat network to a new region of Romania, Deva, as well as supporting a new business line, internet services, following the acquisition of FX Internet in the third quarter of 2000.

        In Georgia, selling, general and administrative expenses at Ayety TV increased by $0.7 million to $0.9 million for the year ended December 31, 2001 from $0.2 million in the year ended December 31, 2000. The increase in consolidated selling, general and administrative expenses is the result of the Company consolidating Ayety TV after acquiring an additional ownership interest in the last quarter of 2000.

        Depreciation and amortization.    Depreciation and amortization expense increased by $2.1 million to $5.3 million for the ended December 31, 2001 from $3.3 million for the year ended December 31, 2000. The increase relates primarily to movements in Ayety TV and Sun TV.

        In Georgia, depreciation and amortization increased $1.3 million to $1.5 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. The increase in consolidated depreciation and amortization is the result of the Company consolidating Ayety TV after acquiring an additional ownership interest in the last quarter of 2000.

        In Moldova, depreciation and amortization increased $0.9 million to $0.9 million for the year ended December 31, 2001 from nil for the year ended December 31, 2000. The increase in consolidated depreciation and amortization is the result of the Company consolidating Sun TV after acquiring an additional ownership interest in the first quarter of 2001.

        Asset impairment charges.    Cable television operations incurred asset impairment charges of $2.7 million in 2001. The charges arose in goodwill and intangibles and reflect the Company's assessment of the recoverability of long-lived assets. The amounts were incurred in respect of Romsat ($2.6 million) and ATK ($0.1 million).

Radio Broadcasting

        Revenues.    Radio operations generated consolidated revenues of $14.1 million for the year ended December 31, 2001, which was a decrease of $0.6 million, or 4%, over the year ended December 31, 2000. A total of $0.1 million of the revenue decrease was due to local currency devaluation to the US dollar, principally in Hungary. On a comparable currency basis, a decrease of $0.5 million, or 4%, was realized over the previous year. The decrease was principally due to a reduction in revenues at Juventus and Country Radio offset by increases at SAC and Metromedia Finland.

        Juventus reported revenues of $3.5 million in 2001 compared to $5.4 million for 2000. The reduction in Juventus revenues of $1.8 million, or 34%, was caused by a significant decrease in Hungarian radio advertising expenditures in 2001 as compared to 2000, coupled with the continued trend of Juventus' loss of the Hungarian radio advertising market share due to its loss of semi-national coverage in 1999. The Hungarian radio advertising market shrunk by almost 10% during 2001 as compared to 2000. This decrease in the radio advertising market, both in absolute size and as a share of the total Hungarian advertising market, was attributable to both: the generally depressed economic conditions in Europe from 2000 to 2001; and competitive factors as a result of aggressive advertising discounting practices by the Hungarian national television stations, which forced radio stations to offer higher discounts in order for them to remain competitive.

        SAC recognized revenues of $6.5 million for 2001 compared to $5.1 million for 2000. The increase in revenue of $1.4 million, or 27%, was a result of the consistent strong ratings performance of SAC's radio station, Radio 7, against the backdrop of significant growth in the advertising market in Moscow. The advertising market in Moscow experienced double-digit growth in 2001 as a result of the continuing recovery of the Moscow economy from the effects of the Russian economic crisis.

        Country Radio reported revenues of $0.6 million for 2001 compared to $1.0 million for 2000. The decreased revenue of $0.4 million, or 37%, was due to increased competition from two newly launched in-format competitors.

        Metromedia Finland was launched in 2001 and reported revenues of $0.3 million for 2001 compared to nil for 2000.

        Selling, general and administration.    Radio selling, general and administrative ("SG&A") expenses of $12.7 million in the year ended December 31, 2001, is a decrease of $1.4 million, or 10%, over the year ended December 31, 2000. A total of $0.1 million of the SG&A decrease was due to local currency devaluation to the US dollar, principally in Hungary. On a comparable currency basis, the decrease of $1.3 million was principally due to the disposal of News Talk Radio, the Company's formerly owned radio station in Germany, in 2000; and reduced expenses at Juventus offset by increases at SAC and Metromedia Finland, due to the start-up of the operations.

        SG&A at Juventus decreased by $1.0 million, or 19%, primarily due to a decrease in revenue-related expenses as a result of the previously discussed revenue decline of 34%. These decreases were partially offset by an increase in the broadcast license fees in 2001. The broadcast license fees in Hungary represent a significantly higher percentage of SG&A costs than in the other markets where the Company operates radio stations, and in 2001 they represented approximately 24% of total SG&A costs. The license fees are subject to an annual inflation-related adjustment.

        SG&A at SAC increased by $0.5 million, or 18%, primarily due to increased revenue-related expenses. Such expenses that are driven directly by revenues include commissions paid to the sales staff, music royalties, as well as certain revenue-based statutory taxes such as road tax.

        The increase in SG&A expenses at Metromedia Finland of $1.4 million was due to the commencement of operations in March 2001. Expenses consisted primarily of advertising, transmission, office rent and salaries.

        News Talk Radio, the Company's formerly owned radio station in Germany, which was sold in July 2000, incurred SG&A expenses of $2.6 million during the year ended December 31, 2000.

        Depreciation and amortization.    Radio depreciation and amortization ("D&A") expense increased by 51% to $1.8 million for the year ended December 31, 2001 as compared to $1.2 million for the year ended December 31, 2000. The increase of $0.6 million is principally due to increase at SAC, Metromedia Finland, Radio Georgia and Juventus.

        The increases of D&A expense at SAC of $0.1 million, or 120%, and at Juventus of $0.1 million, or 26%, were primarily due to the amortization of intangibles that were previously reflected at the corporate level and pushed down to the business venture in 2001.

        The increase of D&A expense of $0.2 million at Metromedia Finland was the result of the normal booking of expenses for the new venture acquired in November 2000.

Other Consolidated Results

        Selling, general and administrative.    Selling, general and administrative expenses reflect provision of headquarter support services to the Company's business ventures plus conventional corporate overheads. These SG&A expenses remained roughly constant for the year ended December 31, 2001 as compared to the prior year, decreasing $0.9 million to $34.0 million. This reflects that levels and extent of support services provided experienced no essential changes, although support forces were substantially re-organized during the year.

        Depreciation and amortization.    Depreciation and amortization decreased $2.6 million, or 10%, to $23.7 million for the year ended December 31, 2001 as compared to $26.3 million for the year ended December 31, 2000.

        Interest expense.    Interest expense increased $1.4 million, or 7%, to $21.0 million for the year ended December 31, 2001 as compared to $19.6 million for the year ended December 30, 2000. Interest expense is principally attributable to interest of the Senior Discount Notes and debt incurred at various consolidated operating companies, including PeterStar.

        Income income.    Interest income decreased by $3.0 million, or 56%, to $2.4 million for the year ended December 31, 2001 as compared to $5.4 million for the year ended December 30, 2000. The decrease in interest income is principally due to a decrease in funds at corporate headquarters and reduced rates of return on invested balances during the current year as compared to the prior year.

        Equity in losses of and write-down of investment in unconsolidated investees.    Equity in losses of unconsolidated investees increased to $48.4 million for the year ended December 31, 2001 as compared to $15.1 million for the year ended December 30, 2000.

        The write-down of investments in unconsolidated investees during the year ended December 31, 2001 were for Telecom Georgia ($10.2 million), Kosmos TV ($16.8 million), BELCEL ($5.2 million) and a total of $4.5 million for other entities. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain (loss) on disposition of businesses.    Gain (loss) on disposition of businesses was $0.3 million for the year ended December 31, 2001 as compared to a gain of $59.0 million for the year ended December 30, 2000.

        The gain on disposal during 2000 was attributable primarily to the sale of the Company's ownership interest in Baltcom GSM, which resulted in a gain of $57.4 million. The Company also realized a gain of $2.8 million on the disposal of News Talk Radio in July 2000.

        Other Income.    Other income was $0.7 million for the year ended December 31, 2001 as compared to $5.0 million for the year ended December 30, 2000.

        The other income in 2000 was attributable to a gain of $2.5 million related to a sale of a purchase option and the collection of $2.5 million related to a receivable that was fully reserved.

        Income tax expense.    Income tax expense decreased by $2.4 million, or 23%, to $7.9 million for the year ended December 31, 2001 as compared to $10.3 million for the year ended December 30, 2000. The income tax expense in 2001 and 2000 is principally from foreign income taxes on the operations of PeterStar and to a lesser extent BCL.

        Minority Interest.    Minority interest represents the allocation of income and losses by the Company's majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest increased by $0.2 million, or 6%, to $3.2 million for the year ended December 31, 2001 as compared to $3.0 million for the year ended December 31, 2000. The minority interest amount principally relates to the operations of PeterStar and Telcell Wireless (the direct holding company of Magticom).

        Discontinued Components.    Discontinued components represents the operations of Yellow Pages, China, Snapper and Altel offset or increased by estimated gains or losses on such disposals. Discontinued components increased by $36.0 million, or 195%, to $54.5 million for the year ended December 31, 2001 as compared to $18.4 million for the year ended December 31, 2000. For further management discussion on discontinued components, refer to the discussion below.

BUSINESS VENTURES ACCOUNTED FOR UNDER THE EQUITY METHOD OF ACCOUNTING

        We present below information that we believe provides additional insight into our unconsolidated equity method investments. Those business ventures where the Company exercises significant influence, but does not exercise operating and financial control are accounted for by the equity method. Accordingly, the results of such unconsolidated business ventures are included in our consolidated statements of operations as a single line item, "Equity in losses of and write-down of investment in unconsolidated investees". However, we recognize 100% of the losses of all business ventures where we bear all the financial risk. The assets, liabilities and equity of such business ventures are included in our consolidated balance sheets as a single line item, "Investments in and advances to business ventures". We cease to record losses once an investment in a business venture has been written down to $0 if we are not required to bear the financial risk of funding the business venture's losses.

        Such information below excludes the results of the Company's paging business which represented revenues totaling $nil, $0.8 million and $7.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Paging information has been excluded as the Company abandoned its paging business throughout late 2000 and early 2001. Accordingly, management believes such information is not meaningful to the ongoing operations of the Company.

        The following provides details of the results of operations of our unconsolidated business ventures by business segment. The ownership interest in the first column indicates our legal ownership percentage for the equity investments within the business segment. See Note 6 of our audited consolidated financial statements for additional disclosures related to our equity investees.

	Ownership Interest	Revenues	Operating Income/ (Loss)	Depreciation & Amortization	Income/ (Loss)
		(in thousands, except Ownership Interest)
Year ended December 31, 2002
Fixed Telephony	37-50%	$91,217	$2,730	$21,526	$(2,319)
Wireless Telephony	22-50%	54,582	20,961	14,828	19,025
Cable Television	45-50%	21,277	(877)	6,541	(2,814)

Total		$167,076	$22,814	$42,895	$13,892

Year ended December 31, 2001
Fixed Telephony	30-50%	$92,019	$(2,469)	$23,209	$(9,141)
Wireless Telephony	35-50%	46,623	18,274	12,083	15,435
Cable Television	45-50%	23,880	(8,382)	11,266	(14,050)
Radio Broadcasting	26-50%	1,283	(622)	256	(662)

Total		$163,805	$6,801	$46,814	$(8,418)

Year ended December 31, 2000
Fixed Telephony	30-50%	$33,718	$(11,140)	$12,842	$(14,648)
Wireless Telephony	22-50%	63,583	17,557	17,171	9,639
Cable Television	45-50%	28,898	(1,603)	8,738	(11,017)
Radio Broadcasting	26-50%	1,602	(370)	161	(132)

Total		$127,801	$4,444	$38,912	$(16,158)

UNCONSOLIDATED RESULTS—RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $0.8 million to $91.2 million for the twelve months ended December 31, 2002 as compared to $92.0 million for the twelve months ended December 31, 2001. This decrease was principally attributable to decreases in revenue at Comstar and Telecom Georgia offset by Teleport-TP.

        Telecom Georgia's revenues decreased $2.4 million, or 11%, to $19.6 million for the twelve months ended December 31, 2002 from $22.0 for the twelve months ended December 31, 2001. This decline is due to the loss of mobile call termination business and lower call traffic within Georgia. Revenue from outgoing international and CIS calls has also declined due to tariff pressures and increasing competition in the region. The decline was partially offset by increased incoming international call traffic, particularly from countries within the Commonwealth of Independent States (CIS).

        Comstar's revenues for the twelve months ended December 2002 decreased 7% for the twelve months ended December 2001. Comstar's revenues declined due to a loss of lower margin wholesale traffic as well as international and domestic long distance revenues. Wholesale revenue declines are the result of a combination of declining rates and minutes, while the international and domestic long distance revenue decline is more specifically due to rate declines. These declines were somewhat offset by modest gains in data revenues and monthly service fees for capacity.

        Gross margin.    Fixed telephony gross margin increased by $0.5 million to $46.3 million for the twelve months ended December 31, 2002 as compared to $45.8 million for the twelve months ended December 31, 2001. This increase is principally due to the addition of Teleport-TP as an equity venture company for the 2nd quarter of the year. Teleport-TP's gross margin increased by $1.7 million for the twelve months ended December 31, 2002. Teleport-TP was only accounted for as an equity venture company for the 2nd quarter and was accounted for under the cost method for the 3rd and 4th quarters of 2002. See discussion of Teleport-TP.

        Telecom Georgia's gross margin decreased $0.2 million or 3%, to $5.8 million for the twelve months ended December 31, 2002 from $6.0 million for the twelve months ended December 31, 2001. This decline is due to loss of revenue associated with the loss of mobile call termination business and lower call traffic within Georgia. Also, costs of incoming international calls to mobile phones for Telecom Georgia is now $.11 per minute versus the previous rate of $.04 per minute. Offsetting this effect on gross margin is the change of revenue share agreements with other telephone service providers starting July 2002. Prior to July 2002, Telecom Georgia acted as a payment center then remitted the amounts owed to mobile operators and telephone service providers. Since July 2002, Telecom Georgia receives only its net revenue from outgoing international and CIS calls. Thus, while revenue has decreased, gross margin has remained at previous levels for these calls. Additionally, stable international outgoing traffic has had a positive effect on gross margin.

        Comstar's gross margin decreased 4% in 2002 from 2001. The decline in Comstar's gross margin was not as significant as the decline in Comstar's revenue since the decline in revenue was attributable primarily to the loss of low margin wholesale traffic. Also, gross margin was positively influenced by changes in the revenue mix with growth in higher margin data services and fees for monthly capacity.

        Selling, general and administrative.    Fixed telephony selling, general and administrative ("SG&A") expenses decreased by $3.4 million to $21.6 million for the twelve months ended December 31, 2002 as compared to $25.0 million for the twelve months ended December 31, 2001. This decrease was principally attributable to Comstar and Telecom Georgia.

        Comstar's SG&A decreased 17% in 2002 from 2001. Significant reductions were made in all overhead areas but the largest reductions were in the Sales and Marketing function and salaries and benefits.

        Telecom Georgia SG&A expenses decreased $1.7 million, or 31%, to $3.8 million for the twelve months ended December 2002 from $5.5 million for the twelve months ended December 2001. Compensation expense was down as a result of staff reductions in the first quarter of 2002 and smaller bonus payments in 2002. Also, satellite charges were down in 2002 due to reductions in monthly fees and switching of some traffic to fiber. Finally, miscellaneous taxes were down from the prior year. This decrease was offset by income realized in 2001 from a reversal of bad debt expense that did not occur in 2002.

        Depreciation and amortization.    Fixed telephony depreciation and amortization ("D&A") expense decreased by $1.7 million to $21.5 million for the twelve months ended December 31, 2002 as compared to $23.2 million for the twelve months ended December 31, 2001. The reduction in D&A is principally due to goodwill at Telecom Georgia no longer being amortized in 2002 compared with 2001.

        Comstar's D&A increased 4% in 2002 from 2001. This increase was due to the additional depreciation from an increased fixed asset base.

        Asset impairment charge.    During the second quarter of 2002, certain fixed telephony assets, totaling $0.4 million were written off.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $8.0 million to $54.6 million for the twelve months ended December 31, 2002 as compared to $46.6 million for the twelve months ended December 31, 2001. This increase was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia. Revenues at Magticom increased by $11.4 million, or 33%, to $46.4 million for the twelve months ended December 31, 2002 compared to $35.0 million for the twelve months ended December 31, 2001. This increase is driven by subscriber growth. Subscribers totaled 242 thousand at December 31, 2002 compared to 154 thousand at December 2001, an increase of 57%. Magticom is the market leader in Georgia with the greatest subscriber count and largest coverage area. This increase was somewhat offset by lower roaming revenues.

        Tyumen's revenues increased $0.9 million, 21% to $5.2 million for the twelve months ended December 2002 compared to $4.3 million for the twelve months ended December 31, 2001. Recurring monthly service revenues are up $1.4 million or 31%. This increase is partially offset by declines in connection fees and equipment sales.

        BELCEL was sold in July 2002; revenues decreased by $4.4 million for the year to $3.0 million for the twelve months ended December 31, 2002 compared to $7.4 million for the 12 months ended December 31, 2001.

        Gross margin.    Wireless telephony gross margin increased by $7.4 million to $46.0 million for the twelve months ended December 31, 2002 as compared to $38.6 million for the twelve months ended December 31, 2001. This increase was due primarily to the increase in gross margin at Magticom. Gross margin at Magticom increased by $9.7 million, or 32%, from $29.9 million for the twelve months ended December 31, 2001 to $39.6 million for the twelve months ended December 31, 2002. Gross margin as a percent of revenues remained consistent at 86% in 2002 and 2001. The company's position as the market leader is allowing it to maintain its margins; however, it is expected that margins will eventually erode as competition intensifies in the region.

        Tyumen's gross margin increased 26% or $0.8 million from $3.1 million for the twelve months ended December 31, 2001 to $3.9 million for the twelve months ended December 31, 2002.

        BELCEL was sold in July 2002; gross margin declined $3.2 million to $2.5 million for the twelve months ended December 31, 2002

        Selling, general and administrative.    Wireless telephony selling, general and administrative ("SG&A") expenses increased by $1.2 million to $9.5 million for the twelve months ended December 31, 2002 as compared to $8.3 million for the twelve months ended December 31, 2001. This increase is related to all three entities. Magticom's SG&A remained consistent at $7.1 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        Tyumen's SG&A increased $0.4 million, or 57%, to $1.2 million for the twelve months ended December 31, 2002 from $0.8 million for the twelve months ended December 31, 2001. Salary and benefit expenses increased by $0.3 million due to salary increases to retain employees.

        BELCEL was sold in July 2002; SG&A for the period increased by $0.7 million to $1.1 million for the twelve months ended December 31, 2002. The increase is due to management fees that were eliminated in consolidation in 2001.

        Depreciation and amortization.    Wireless telephony depreciation and amortization ("D&A") expense increased by $2.7 million to $14.8 million for the twelve months ended December 31, 2002 as compared to $12.1 million for the twelve months ended December 31, 2001. This increase is due principally to Magticom. D&A at Magticom increased by $2.9 million, or 30%, from $9.8 million for the twelve months ended December 30, 2001 to $12.7 million for the twelve months ended December 31, 2002 due to depreciation on recently installed network infrastructure. Gross fixed assets increased $14.9 million, or 20% from December 31, 2001 to December 31, 2002.

        Tyumen's D&A expense increased $0.8 million, or 188%, to $1.3 million for the twelve months ended December 31, 2002 compared to $0.4 million for the twelve months ended December 30, 2001. The increase in depreciation and amortization is due to the depreciation of network infrastructure installed in late 2001 and during 2002.

        BELCEL was sold in July 2002; D&A expense for BELCEL decreased by $0.9 million to $0.9 million for the twelve months ended December 31, 2002 compared to $1.8 million for the twelve months ended December 31, 2001.

        Asset impairment charges.    During the fourth quarter of 2002, Magticom ceased using certain billing software. Accordingly, the Company recorded an impairment charge of $0.8 million.

Cable Television

        Revenues.    Revenues decreased by $2.6 million to $21.3 million for the year 2002 as compared to $23.9 million for 2001. Such decrease was principally due to the disposal of Alma-TV in the second quarter of 2002 and the abandonment of operations at Kamalak TV effective December 31, 2001. Alma-TV contributed an additional $3.1 million in revenues during 2001 as compared to 2002. Kamalak TV contributed $1.2 million in revenues during 2001. Excluding the impact of Kamalak and Alma TV, revenues for 2002 were $17.2 million, an increase of $1.7 million from 2001 as compared to 2002. The primary reason for the increase was the attributable to revenue growth at both Kosmos TV and Baltcom TV.

        Revenues at Kosmos TV increased by $0.9 million to $7.0 million in 2002 from $6.1 million in 2001. The primary reason for the revenue growth is attributable to the on going growth in subscriber numbers for the digital television subscription service "MMDS digital". MMDS digital subscriber numbers grew from 12 thousand at December 31, 2001 to 15 thousand at December 31, 2001. The growth is against the background of an increasingly competitive market for pay-TV, where competition is from both pay-TV operators such as NTV+, Comcor TV and Divo TV as well as a large number of traditional broadcast (free to air) channels owned by both the Russian state as well as other private business groups, which resulted in management implementing rate reductions in the second half of 2002 to remain competitive. Kosmos TV was sold on April 25, 2003.

        Revenues in Baltcom TV increased by $0.6 million to $7.2 million in 2002 from $6.6 million in 2001, an increase of 10%. The revenue growth reflects the continued increase in wire line subscribers in Riga as well as the strong demand for the high speed broadband internet product that was launched in the second half of 2001. Homes passed on the HFC network increased from 145 thousand at December 31, 2001 to 177 thousand at December 31, 2002, while total subscribers increased from 87 thousand to 101 thousand, an increase of 14% while ARPUs ("average revenue per unit" or subscriber) decreased by 7% from $6.6 per subscriber per year to $6.1 per subscriber per month. Internet revenues increased from $0.1 million in 2001 to $0.3 million reflecting growth in this product offering since its launch in 2001, with subscribers reaching 710 at December 31, 2001 and 1,452 at December 31, 2002.

        Cost of services.    Cost of services decreased by $6.5 million to $4.0 million for the year 2002 as compared to $10.4 million for 2001. Such decrease was due in part to the disposal of Alma-TV and the abandonment of operations at Kamalak TV. Alma-TV incurred additional cost of service of $0.8 million during 2001 as compared to 2002. Kamalak TV incurred costs of services of $3.3 million during 2001 as compared to 2002. Excluding the impact of Kamalak and Alma TV, cost of services for 2002 were $3.5 million, an decrease of $2.4 million from 2001. The primary reason for the decrease was attributable to Kosmos TV and Baltcom TV.

        Cost of services at Kosmos TV decreased by $1.9 million to $1.4 million in 2002 from $3.3 million in 2001. Cost of service in 2001 included the write off of inventory resulting from the upgrade to a digital system.

        Cost of service at Baltcom TV decreased by $0.7 million to $1.5 million for the year ended 31 December 2002 from $2.2 million for the year ended 31 December 2001. Cost of service was favorably impacted by the reversal of a $0.5 million accrual in respect of content following the settlement of negotiations with a programmer in the last quarter of 2002.

        Selling, general and administrative.    Selling, general and administrative expenses increased by $1.1 million to $11.6 million for the year 2002 as compared to $10.5 million for 2001. The movement includes the effects of disposal of Alma-TV and the abandonment of operations at Kamalak TV. Excluding the impact of Kamalak and Alma TV, selling, general and administrative expenses for 2002 were $10.0 million, an increase of $1.8 million from 2001. The primary reason for the increase is attributable Kosmos TV.

        Selling, general and administrative expenses at Kosmos TV increased by $2.4 million to $4.1 million in 2002 from $1.7 million in 2001.

        Depreciation and amortization.    Depreciation and amortization expense decreased by $4.7 million to $6.6 million for the year 2002 as compared to $11.3 million for 2001. Such decrease was due in part to the disposal of Alma-TV and the abandonment of operations at Kamalak TV. Excluding the impact of Kamalak and Alma TV, depreciation and amortization expense for 2002 was $5.3 million, a decrease of $2.6 million from 2001. The primary reason for the decrease was attributable to Kosmos TV and Baltcom TV.

        Depreciation and amortization expense at Kosmos TV decreased by $1.7 million to $2.7 million in 2002 from $4.4 million in 2001. The decrease is due to the discontinuance of goodwill amortization due to the adoption of SFAS No. 142 offset by increases in depreciation associated with the continued investment in the digital television network.

        Depreciation and amortization expense at Baltcom TV decreased by $0.5 million to $1.5 million in 2002 from $2.0 million in 2001. The decrease is due to the discontinuance of goodwill amortization due to the adoption of SFAS 142.

        Asset impairment charges.    Cable television operations incurred an asset impairment charges of $21.0 million in 2001. The charges reflect the Company's assessment of the recoverability of long lived assets. The amounts were incurred in respect of Kosmos TV ($16.8 million), Kamalak TV ($3.2 million) and Baltcom ($1.0 million).

UNCONSOLIDATED RESULTS—RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

Fixed Telephony

        Revenues.    Fixed telephony revenues from unconsolidated entities increased by $58.3 million (173%) to $92.0 million for the year ended December 31, 2001 as compared to $33.7 million for the year ended December 31, 2000. This increase is principally related to revenues from Comstar due to a full year of operations reflected in 2001, compared to only one month in 2000. This increase is offset by a decrease in revenues from Telecom Georgia and CAT of $3.4 million and $1.8 million respectively.

        Telecom Georgia revenues decreased by $3.4 million (13%) to $22.0 million for the twelve month period ended December 31, 2001 as compared to $25.4 million for the twelve months ended December 31, 2000. The reduction relates to lower tariffs for international long distance traffic and increased competition from new networks.

        The decrease in revenues from CAT is a result of the Company no longer reporting its results of operations due to the Company's decision to abandon CAT at the end of 2000.

        Gross margin.    Fixed telephony gross margin increased by $30.9 million (207%) to $45.8 million for the twelve months ended December 31, 2001 as compared to $14.9 million for the twelve months ended December 31, 2000. The increase is principally related to Comstar due to a full year of operations reflected in the 2001 accounts, compared to only one month in 2000. The increase from Comstar was offset by a decrease in Telecom Georgia gross margin of $4.4 million (42%) to $6.0 million for the twelve months ended December 31, 2001 as compared to $10.4 million for the twelve months ended December 31, 2000. The reduction was due to decreases in tariffs without corresponding decreases in costs to terminate traffic.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses ("SG&A") increased by $11.8 million (89%) to $25.0 million for the twelve months ended December 31, 2001 compared to $13.2 million for the twelve months ended December 31, 2000. The increase is principally related to Comstar due to a full year of operations reflected in the 2001 accounts, compared to only one month in 2000. The increase at Comstar was offset by a decrease in SG&A at Telecom Georgia of $2.8 million (34%) million to $5.5 million for the twelve months ended December 31, 2001 as compared to $8.3 million for the twelve months ended December 31, 2000. SG&A decreased at Telecom Georgia primarily due to a reduction of bad debt expense. SG&A decreased at CAT by $2.3 million to nil for the twelve months ended December 31, 2001 because CAT was abandoned at the end of 2000.

        Depreciation and amortization.    Fixed telephony depreciation and amortization ("D&A") expense increased by $10.4 million to $23.2 million for the twelve months ended December 31, 2001 as compared to $12.8 million for the twelve months ended December 31, 2000. The increase is principally related to Comstar due to a full year of operations reflected in the 2001 accounts, compared to only one month in 2000.

Wireless Telephony

        Revenues.    Revenues from unconsolidated entities decreased by $17.0 million or 27% to $46.6 million for the year ended December 31, 2001 as compared to $63.6 million for the year ended December 31, 2000. This decrease was principally as a result of the Company's disposition of its interest in Baltcom GSM in 2000. Baltcom GSM revenues in 2000 totaled $26.6 million. This decrease was offset by a growth in revenues of $7.1 million to $35.0 million for 2001 at Magticom and growth in revenues of $2.2 million to $4.3 million for 2001 at TyumenRuscom.

        Magticom revenues increased due to strong increases in connection and activation revenues commensurate with subscriber growth offset by declines in roaming revenue, which is driven by global downwards pressure on rates.

        TyumenRuscom revenue growth was due to the increase in services revenue reflecting the growth in subscribers relating to the increased number of additional services offered.

        Gross margin.    Wireless telephony gross margin decreased by $13.5 million (26%) to $38.6 million for the twelve months ended December 31, 2001 as compared to $52.1 million for the twelve months ended December 31, 2000. The decrease is principally related to the sale of our interest in Baltcom GSM offset by growth in gross margin at Magticom and Tyumen. Baltcom GSM gross margin decreased by $20.2 million to zero for the twelve months ended December 2001 due to the sale of our interest in Baltcom in 2000.

        Magticom gross margin increased $5.3 million to $29.9 million for the twelve months ended December 31, 2001 as compared to $24.6 million for the twelve months ended December 31, 2000. Gross margins expanded due to strong subscriber growth with fixed costs held relatively constant.

        Tyumen gross margin increased by $1.5 million to $3.1 million for the twelve months ended December 31, 2001 as compared to $1.6 million for the twelve months ended December 31, 2000. Gross margins expanded due to strong subscriber growth with fixed costs held relatively constant.

        Selling, general and administrative.    Wireless telephony selling, general and administrative ("SG&A") expenses decreased by $9.0 million (52%) to $8.3 million for the twelve months ended December 31, 2001 compared to $17.3 million for the twelve months ended December 31, 2000. The decrease is principally related to the sale of our interest in Baltcom GSM in 2000. Baltcom's SG&A decreased by $9.4 million to zero for the twelve months ended December 31, 2001. BELCEL's SG&A decreased by $2.9 (88%) million to $0.4 million for the twelve months ended December 31, 2001 as compared to $3.3 million for the twelve months ended December 31, 2000. The decrease in SG&A related to the write off intercompany debt which was eliminated in consolidation.

        Magticom's SG&A increased by $3.4 (92%) million to $7.1 million for the twelve months ended December 31, 2001 as compared to $3.7 million for the twelve months ended December 31, 2000. Bad debt increased by $0.8 million, salaries increased by $0.7 million, sales & marketing increased by $0.5 million and taxes other than income increased by $0.3 million. Overhead increased in order to manage and service nearly a doubling of subscribers.

        Depreciation and amortization.    Wireless telephony depreciation and amortization ("D&A") expense decreased by $5.2 million to $12.0 million for the twelve months ended December 31, 2001 as compared to $17.2 million for the twelve months ended December 31, 2000. The decrease is principally related to the sale of our interest in Baltcom GSM in 2000. Baltcom GSM's D&A decreased by $6.5 million to zero for the twelve months ended December 31, 2001. The above decrease was offset by an increase in D&A at Magticom of $2.8 million (40%) to $9.8 million for the twelve months ended December 31, 2001 as compared to $7.0 million for the twelve months ended December 31, 2000. Magticom's network was expanded geographically and to add additional capacity in major cities.

Cable Television

        Revenues.    Revenues from unconsolidated entities decreased by $5.0 million to $23.9 million for the year ended December 31, 2001 from $28.9 million for the year ended December 31, 2000. This decline primarily relates to Ayety TV, Kamalak TV and Sun TV partially offset by an increase in Alma TV.

        In Kazakhstan, unconsolidated revenues for Alma TV increased by $1.2 million to $7.1 million for the year ended December 31, 2001 from $5.9 million for the year ended December 31, 2000. The increase is caused by an increase in subscribers from 86 thousand at December 31, 2000 to 100 thousand at December 31, 2001 as well as increases in rates.

        In Georgia, unconsolidated revenues for Ayety TV decreased by $1.8 million to $nil for the year ended December 31, 2001 from $1.8 million for the year ended December 31, 2000 as a result of the consolidation of the business venture following the acquisition of a controlling interest at the end of 2000.

        In Uzbekistan, unconsolidated revenues for Kamalak TV decreased by $1.9 million to $1.2 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000 due to devaluation of the local currency, increasing competition and loss of premium package customers.

        In Moldova, unconsolidated revenues for Sun TV decreased by $2.2 million to nil for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000 as a result of the consolidation of the business venture following the acquisition of a controlling interest at the end of 2000.

        Cost of service.    Cost of service expense increased by $4.2 million to $10.5 million for the year ended December 31, 2001 from $6.2 million for the year ended December 31, 2000. The increase is primarily explained by Kosmos TV and Kamalak TV.

        In Russia, cost of service at Kosmos TV increased by $2.3 million to $3.3 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. Cost of service in 2001 included the write off of inventory resulting from the upgrade to a digital system. Kosmos TV was sold on April 24, 2003.

        In Uzbekistan, cost of service at Kamalak TV increased by $2.7 million to $3.3 million for the year ended December 31, 2001 from $0.6 million for the year ended December 31, 2000. Kamalak TV was abandoned effective December 31, 2001.

        Selling, general and administrative.    Selling, general and administrative expense decreased by $5.0 million to $10.5 million for the year ended December 31, 2001 from $15.5 million for the year ended December 31, 2000. The decrease is primarily explained by Kosmos TV and Ayety TV.

        In Russia, selling general and administrative expenses at Kosmos TV decreased by $2.4 million to $1.7 million for the year ended December 31, 2001 from $4.1 million for the year ended December 31, 2000. Kosmos TV was sold on April 24, 2003.

        In Georgia, selling general and administrative expenses at Ayety TV decreased by $1.1 million to $nil for the year ended December 31, 2001 from $1.1 million for the year ended December 31, 2000. The decrease is the result of the Company consolidating Ayety TV after acquiring an additional ownership interest in the last quarter of 2000.

        Depreciation and amortization.    Depreciation and amortization expense increased $2.5 million to $11.3 million for the year ended December 31, 2001 from $8.7 million for the year ended

December 31, 2000. The increase is explained by movements in Kosmos TV, Baltcom TV, Cosmos TV, Sun TV, and Ayety TV.

        In Russia, depreciation and amortization expense at Kosmos TV increased by $3.4 million to $4.4 million for the year ended December 31, 2001 from $0.9 million for the year ended December 31, 2000. The increase is primarily associated with the investment in the digital television network.

        In Latvia, depreciation and amortization expense at Baltcom TV increased by $0.9 million to $2.0 million for the year ended December 31, 2001 from $1.1 million for the year ended December 31, 2000. The increase primarily represents the results of the on going investment in the upgrade of Baltcom's HFC network to 860 Mhz so that it becomes capable of offering extend packages and internet.

        In Belarus, depreciation and amortization expense at Cosmos TV increased by $0.6 million to $1.2 million for the year ended December 31, 2001 from $0.6 million for the year ended December 31, 2000. The increase primarily represents depreciation related to the construction of the HFC network that was started in 2001.

        In Moldova, depreciation and amortization expense at Sun TV decreased by $1.4 million to $nil for the year ended December 31, 2001 from $1.4 million for the year ended December 31, 2000 as a result of the consolidation of the business venture following the acquisition of a controlling interest at the end of 2000.

        In Georgia, depreciation and amortization expense at Ayety TV decreased by $1.5 million to $nil for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000 as a result of the consolidation of the business venture following the acquisition of a controlling interest at the end of 2000.

        Asset impairment charges.    Cable television operations incurred an asset impairment charge of $21.0 million in 2001. The charges reflect the Company's assessment of the recoverability of long lived assets. The amounts were incurred in respect of Kosmos TV ($16.8 million), Kamalak TV ($3.2 million) and Baltcom ($1.0 million).

Radio Broadcasting

        Revenues.    Revenues from unconsolidated entities decreased by $0.3 million, or 19.9%, to $1.3 million for the year ended December 31, 2001 from $1.6 million for the year ended December 31, 2000. This decrease is principally related to the $0.3 million decrease of Trio Group due to the Company's additional ownership equity and control of the business venture in the fourth quarter 2001. In addition, there was increased competition by state TV advertising. As a result of the additional equity acquired, Trio Group's results of operations are included in the Company's consolidated financial results, subsequent to the additional ownership purchase.

        Selling, general and administration.    Radio selling, general and administrative expenses for the unconsolidated entities of $1.7 million in the year ended December 31, 2001, represented a decrease of $0.2 million, or 9%, over the year ended December 31, 2000.

        Depreciation and amortization.    Radio depreciation and amortization expense from unconsolidated entities increased $0.1 million, or 59%, to $0.3 million for the year ended December 31, 2001 from $0.2 million for the year ended December 31, 2000.

Inflation and Foreign Currency

        During 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia has improved, the long-term prospects for complete recovery for the economies of Russia and the CIS and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 and 2001 was not as marked as in previous years but the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by certain of the Company's business ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of the Company.

        While the Company's subsidiaries and business ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The Company itself is generally negatively impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

        The value of the currencies in the countries in which the Company operates in the past has fluctuated, sometimes significantly. For example, during 1999, the value of the Russian rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. The Company currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Company. The ability of the Company to hedge is somewhat limited as the Companys most significant operations are in Russia. The Russian Ruble is not convertible outside Russia.

        The Company strategy is to minimize its foreign currency risk. To the extent possible, the Company bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Company's subsidiaries and business ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Company's subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase.

New Accounting Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we discontinued the amortization of goodwill as of such date. Upon the adoption of SFAS No. 142, we recorded a cumulative effect of a change in accounting principle for the impairment of goodwill in the amount of $3.2 million.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of FAS No. 143 did not have an impact on our consolidated financial position or results of operations.

        During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard did not have a material impact on our financial position or results of operations

        In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit of Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in A Restructuring)," which required that liability for an exit cost be recognized upon the entity's commitment to an exit plan. Adopting SFAS No. 146 did not have a material impact on our results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our result of operations or financial position.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. There were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet completed its analysis of the effect of adopting the remaining provisions of FIN No. 46. At July 1, 2003, the Company held interests in Magticom, a core unconsolidated investee that will be evaluated to determine if it should be consolidated. In addition, the Company holds interests in four non-core Cable television business ventures and a telephony business venture that will be evaluated as well. See Note 6 for further discussions and summary financial information of the Company's unconsolidated investees.

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

        The Company does not currently hedge against foreign exchange rate risks. In the majority of the countries that the Company's business ventures operate, the currencies (such as the Russian ruble) are non-convertible outside the country, so the Company's ability to hedge against devaluation by converting to other currencies is significantly limited. In these countries, a sophisticated or reliable market for the trade of derivative instruments does not currently exist in order to allow the Company to hedge foreign currency risk. Accordingly, the Company seeks to maintain the minimal amount of foreign currency on hand to reduce its exposure. However, such amount is limited by the fact that certain expenses are denominated in foreign currencies and many countries in which the Company does business have strict foreign currency regulations.

        The Company is exposed to foreign exchange price risk in that a substantial portion of its operations is located outside of the United States. In remeasuring the financial statements stated in the local currency into the functional currency, U.S. dollars, a gain or loss may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a further 10% devaluation of the Russian ruble in 2002 relative to the 2001 year-end exchange rate, for example, would have resulted in an increase to the Company's net loss of $0.3 million, with all other variables held constant. In addition, certain of the Company's business ventures accounted for under the equity method could be exposed to foreign exchange price risk. The Company's exposure to these risks is limited by its less significant ownership interest.

        The majority of the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for downward changes in interest rates, the Company's fixed interest rate of 10 1/2% on its Senior Discount Notes would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, with the exception of the approximately $2.9 million in vendor financing which is denominated in Euros, the Company's long-term debt and that of its operating businesses are denominated in or tied to U.S. dollars. The Company does not believe that the Company's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

        Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe and the CIS.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required under this item are included in Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Company

        John P. Imlay resigned as a director of the Company effective June 2002.

        Oren G. Shaffer resigned as a director of the Company effective September 2002. Mr. Shaffer was nominated by the Company's Board of Directors as a Class I directors of the Company pursuant to an agreement dated May 2002 ("Nomination Agreement"), between the Company and Elliott Associates, L.P. and Elliott International, L.P. (collectively, "Elliott"), which are collectively the beneficial owners of approximately 4% of the Company's common stock. Under the Nomination Agreement with Elliott, the Company agreed, among other things, that, until (but not including) our Annual Meeting of Stockholders to be held in 2005, if Mr. Shaffer ceased to be a director for any reason (other than his voluntary resignation combined with a written statement from Elliott waiving its rights to nominate candidates to such Board seat), the Company would promptly take action to appoint or elect a person designated by Elliott and reasonably acceptable to the Company. The Company further agreed that, once elected to its Board of Directors, the Elliott designee would be removed only in accordance with the Company's currently existing by-laws and applicable Delaware law. Each of Elliott Associates, L.P. and Elliott International, L.P agreed that it would not commence a proxy contest, or solicit proxies or written consents of stockholders of the Company's common stock, or become a "participant" in an election contest for Board seats at the Annual Meeting in 2002 and would refrain from submitting any stockholder proposals in connection with the Annual Meeting. Upon Mr. Shaffer's resignation, Alan K. Greene was appointed as a director of the Company, effective October 2002.

        Mr. John W. Kluge resigned his position as a director in December 2002.

        Carl C. Brazell resigned his positions as Chairman of the Board of Directors, President and Chief Executive Officer with the Company in February 2003 and was replaced by Mark S. Hauf, who was also elected Chairman of the Board of Directors, in February 2003. Mr. Brazell continued as a director of the Company until his resignation, in April 2003.

        In February 2003, Mr. Mosner's employment was terminated by the Company without cause as part of the Company's overall restructuring and cost reduction program.

        Our directors and executive officers and their respective ages and positions are as follows:

Name	Age	Position
Mark S. Hauf	54	Chairman of the Board of Directors, President and Chief Executive Officer
Harold F. Pyle, III	38	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
B. Dean Elledge	38	Vice President Financial Reporting
John S. Chalsty	69	Director
Alan K. Greene	63	Director
Clark A. Johnson	72	Director
I. Martin Pompadur	68	Director
Stuart Subotnick	61	Director
Leonard White	64	Director

        The following is a biographical summary of the experience of our executive officers and directors.

        Mr. Hauf has served as the Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. Mr. Hauf has occupied several positions with affiliates of the Company since 1996. From February 2002 until his appointment to his new role, Mr. Hauf served as the Chief Operating Officer of MITI. Prior to that, he served as President of Metromedia China Corporation. Before joining Metromedia, Mr. Hauf launched a start-up venture in cable television and information services marketing and consulted on several other telecommunications start-ups. Mr. Hauf has held various senior level operating, IT and marketing positions at Ameritech and Wisconsin Bell.

        Mr. Chalsty has served as a Director of the Company since March 2001. Mr. Chalsty is currently the Chairman of Muirfield Capital, Management, LLC. He had been with Donaldson, Lufkin & Jenrette since 1969, where he began as an oil analyst. Mr. Chalsty was elected as President and Chief Executive Officer of DLJ in 1986. He was elected Chairman and Chief Executive Officer in 1996, served as CEO until 1998 and Chairman until the merger with Credit Suisse First Boston. He was senior advisor to Credit Suisse First Boston until 2002. Mr. Chalsty also served as Vice Chairman of the New York Stock Exchange from 1990 to 1994 and as a Director of the Exchange from 1988 to 1994. He is currently a member of the Board of Directors of Metromedia Fiber Network, Inc., AXA Financial, Inc., Occidental Petroleum Corporation, Sappi Ltd., AMB and Creditex. Mr. Chalsty is a member of the Nominating Committee.

        Mr. Elledge has served as the Vice President of Financial Reporting since June 2002. Previously he was a Senior Manager at Ernst & Young LLP for the Technology, Communications & Entertainment Group from 1999 to 2001 and for the Industrial and Consumer Products Group in Moscow, Russia from 1997 to 1999. Mr. Elledge also served as a manager for Ernst & Young LLP in the Assurance Services Department from 1995 to 1997 serving principally telecommunications companies and other high technology companies. Mr. Elledge is a Certified Public Accountant and a Certified Management Accountant.

        Mr. Greene has served as a Director of the Company since October 2002 when the Company appointed him as a director pursuant to an agreement between the Company and Elliott Associates. Mr. Greene served as the Chief Financial Officer of International Telecommunication Data Systems, Inc, a leading provider of comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. Prior to this position, he had over twenty years of experience as a managing partner at Price Waterhouse. Mr. Greene is a member of the Compensation Committee and the Audit Committee.

        Mr. Johnson has served as a Director of the Company since 1990. Mr. Johnson served as Chairman and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of decorative home furnishings, from August 1988 until his retirement in February 1999. Mr. Johnson is a Director of Refac, Inc. and Chairman and Director of PSSI World Medical, Inc. and OptiCare Health Systems, Inc. Mr. Johnson is a Member of the Compensation, Audit and Nominating Committees.

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

        Mr. Pyle has served as the Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 2002. Previously, he was the Vice President, Finance and Corporate Controller at Global TeleSystems, Inc., which was a provider of data, internet and broadband services across Europe, from December 1995 to July 2001. Prior to December 1995, Mr. Pyle was with Genicom Corporation, an international supplier of printer products, multivendor services and integrated network services for mid-range data processing environments, and previous to that he was with Price Waterhouse LLP where he was a senior auditor for companies in the telecommunications and software industries.

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

        Mr. White has served as a Director of the Company since 1995. Mr. White has served as President and Chief Executive Officer of Rigel Enterprises, Inc., a management and private investment firm, since July 1997. Mr. White was President and Chief Executive Officer of Orion Pictures Corporation from March 1992 until July 1997 and Metromedia Entertainment Group from 1995 until July 1997. He was Chairman of the Board and Chief Executive Officer of Orion Home Entertainment Corporation, a subsidiary of Orion ("OHEC"), from March 1991 until March 1992 and President and Chief Operating Officer of Orion Home Video division of OHEC from March 1987 until March 1991. Mr. White is a Director of Metromedia Fiber Network, Inc. and Big City Radio, Inc. Mr. White is Chairman of the Audit Committee and a Member of the Compensation Committee.

        The Board of Directors, which presently consists of seven members, is divided into three classes. The Class II Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2003, the Class III Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2004 and the Class I Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2005. Members of each class hold office until their successors are elected and qualified. At each succeeding annual meeting of stockholders, the successors of the class of directors whose term expires at that meeting will be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term. Class II directors, whose term expires at the annual meeting of stockholders to be held in 2003, are I. Martin Pompadur and Leonard White. Class III directors, whose term expires at the annual meeting of stockholders to be held in 2004, are Clark A. Johnson and John S. Chalsty. Class I directors, whose term expires at the annual meeting of stockholders to be held in 2005, are Stuart Subotnick, Alan Greene and Mark Hauf.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of the outstanding common stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all reports that they file under Section 16(a). To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons during the year ended December 31, 2002.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and our other most highly compensated executive officers for services rendered to us and our subsidiaries during the fiscal year ended December 31, 2002, 2001 and 2000.

				Long Term Compensation
						Awards Number of Securities Underlying Stock Options
		Annual Compensation
Name and Principal Position				Other Annual Compensation($)			All Other Compens. ($)
	Year	Salary($)	Bonus($)
Carl C. Brazell, Jr. (1)(4) President and Chief Executive Officer	2002 2001 2000	600,000 500,000 500,000	100,000 175,000 100,000	101,620 — —	(7)	— 750,000 —	— — —
Harold F. Pyle, III (2) Senior Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	262,500 — —	— — —	79,990 — —	(8)	100,000 — —	— — —
Matthew Mosner (3)(4) Senior Vice President, General Counsel and Secretary	2002 2001 2000	327,083 173,077 60,769	100,000 45,000 16,800	150,000 — —	(9)	100,000 — —	— — —
Mark S. Hauf (5) Chief Operating Officer of Metromedia International Telecommunications, Inc.	2002 2001 2000	412,500 425,000 425,000	— — 300,000	70,237 7,106 —	(10)	— — —	— — —
B. Dean Elledge (6) Vice President Financial Reporting	2002 2001 2000	138,327 — —	40,000 — —	30,225 — —	(11)	— — —	— — —

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

(4)
Messrs. Brazell and Mosner's employment with the Company ceased in February 2003.

(5)
Mr. Hauf became our Chairman of the Board of Directors, President and Chief Executive Officer as of February 25, 2003.

(6)
Mr. Elledge became our Vice President of Financial Reporting as of June 2002.

(7)
This amount reflects Mr. Brazell's commuting related expenses from his home to the Company's New York Office (including reasonable car transportation and lodging expenditures while in New York). Further, this amount is considered a taxable fringe benefit and the Company grossed-up the benefit for federal and state compensation taxes.

(8)
This amount reflects Mr. Pyle's weekly commuting related expenses from his home to the Comany's New York Office (including reasonable weekly airfare and lodging expenditures while in New York). Further, this amount is considered a taxable fringe benefit and the Company grossed-up the benefit for federal and state compensation taxes.

(9)
This amount reflects a $150,000 severance that was paid to Mr. Mosner in June 2002, upon his resignation under his, then in effect, employment agreement.

(10)
This amount reflects Mr. Hauf's commuting related expenses from his home to the Company's office. Further, this amount is considered a taxable fringe benefit and the Company grossed-up the benefit for federal and state compensation taxes.

(11)
This amount reflects Mr. Elledge's temporary living expenses in New York (including monthly lodging and occasional airfare expenditures). Further, this amount is considered a taxable fringe benefit and the Company grossed-up the benefit for federal and state compensation taxes.

OPTION/SAR GRANTS
DURING THE YEAR ENDED DECEMBER 31, 2002

        The following table sets forth individual grants of stock options by us pursuant to our 1996 Incentive Stock Plan or otherwise to the named executive officers during fiscal year 2002.

Name	Number of Securities Underlying Option/SARs Granted(#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	Grant Date Present Value ($)
Carl C. Brazell, Jr.	-0-	—	—	—	—
Harold F. Pyle, III	100,000	50%	.36	2/21/12	33,730
Matthew Mosner	100,000	50%	.36	2/21/12	33,730
Mark S. Hauf	-0-	—	—	—	—
B. Dean Elledge	-0-	—	—	—	—

AGGREGATED OPTION AND SAR EXERCISES IN FISCAL 2002
AND FISCAL YEAR-END OPTION AND SAR VALUES

        The following table sets forth information concerning the exercise of options or SARs by the named executive officers during fiscal year 2002 and the number of unexercised options and SARs held by such officers at the end of fiscal year 2002.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year end(#)
					Value of Unexercised in the Money Options/SARs at Fiscal Year End($)(1)
	Shares Acquired on Exercise	Value Realized (Market Price at Exercise less Exercise Price)
Name
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carl C. Brazell, Jr.	-0-	—	550,000	450,000	—	—
Harold F. Pyle, III	-0-	—	20,000	80,000	—	—
Matthew Mosner	-0-	—	20,000	80,000	—	—
Mark S. Hauf	-0-	—	—	—	—	—
B. Dean Elledge	-0-	—	—	—	—	—

(1)
Market price of the Common Stock was $0.07 at the end of fiscal year 2002.

Compensation of Directors

        During fiscal year 2002, each of our directors who was not employed by us or affiliated with Metromedia Company received a $2,000 monthly retainer and was entitled to receive a separate attendance fee for each meeting of the Board of Directors or a committee of our Board of Directors in which such director participated. During fiscal year 2002, the attendance fees were $1,200 for each meeting of our Board of Directors attended by a non-employee director and $500 for each meeting of our Board of Directors in which a non-employee director participated by conference call. Members of committees of our Board of Directors are paid $500 for each meeting attended. The Company will complete payments to each Director in accordance with the fee schedule above in July 2003.

Employment Agreements

        Hauf Employment Agreement.    Mr. Hauf's employment agreement, dated as of January 28, 2002, as amended on February 25, 2003, provides for an employment term through January 27, 2004. The base salary under the agreement is $450,000 per annum. In addition, Mr. Hauf is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Hauf's employment agreement also provides for other employee benefits such as the use of an apartment in the Moscow area, tuition reimbursement for his child's private school up to $25,000 per annum, life insurance, health care and certain disability benefits.

        Mr. Hauf's employment agreement can be terminated by us immediately with "cause", in which case he shall receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement as including (i) the commission by Mr. Hauf of an act of fraud or dishonesty or his having been convicted of a serious crime; and (ii) the commission by Mr. Hauf of any material breach of, or, after having been given warning in writing, any repeated or continued breaches of, any of his duties under the employment agreement.

        If Mr. Hauf's employment is terminated by us for other than "cause" or Mr. Hauf's disability, then we are required to give Mr. Hauf one months' notice of such termination and pay him an amount equal to his annual salary and benefits. Mr. Hauf may elect to earlier terminate his employment agreement by providing the Company with six months' notice of such termination.

        In addition, Mr. Hauf has the right to terminate the employment agreement upon one month's notice in the event of a "change of control" of the Company (as defined in his employment agreement). In such circumstances, Mr. Hauf would be entitled to receive an amount equal to his salary and benefits for one year.

        Mr. Hauf has agreed to not compete with us for a period of three months following termination of his employment.

        Brazell Employment Agreement.    Mr. Brazell's employment agreement, dated as of November 14, 2001, provided for an employment term through December 31, 2003. The base salary under the agreement was $600,000 per annum, with a fixed bonus of $100,000 payable in each of September 2002 and September 2003. In addition, Mr. Brazell was eligible for an additional bonus, as was awarded from time to time by the Compensation Committee. Mr. Brazell's employment agreement also provided for other employee benefits such as life insurance, health care and certain disability benefits. In addition, subject to the approval of the Compensation Committee, the agreement provided for Mr. Brazell to receive stock options to purchase an aggregate of 750,000 shares of the Company's common stock; these options were granted in November 2001. Upon a termination of the agreement by us these options would have become immediately exercisable by Mr. Brazell.

        In March of 2003, Mr. Brazell and the Company entered into a Separation Agreement and General Release of All Claims, pursuant to which the Company agreed to pay to Mr. Brazell an aggregate sum of $532,000, in lieu of all rights of Mr. Brazell concerning his employment, including under his employment agreement.

        Pyle Employment Agreement.    Mr. Pyle's employment agreement, dated as of February 19, 2002, provides for an employment term through February 19, 2004. The base salary under the agreement is $300,000 per annum. In addition, Mr. Pyle is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Pyle's employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits. In addition, subject to the approval of the Compensation Committee, the agreement provides for Mr. Pyle to receive stock options to purchase an aggregate of 100,000 shares of the Company's common stock; these options were granted in February 2002. Mr. Pyle is also entitled to reasonable commuting related expenses from his current home to New York (including reasonable weekly airfare to and from his current home and lodging expenses while in New York) and this amount is subject to gross-up for taxes.

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

        If Mr. Pyle's employment is terminated by us for other than "cause" or Mr. Pyle's disability, then the terminating party is required to give to the other party six months' notice of such termination. In our discretion in such circumstances, we can elect to pay Mr. Pyle his salary for such period in a lump sum, upon which the employment agreement will terminate immediately.

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

        As part of its restructuring efforts, the Company terminated Mr. Pyle's employment effective August 31, 2003. Mr. Pyle entered into a retention agreement with the Company in accordance with the Company's KERP, dated March 27, 2003. The retention agreement provides that Mr. Pyle will receive a retention benefit payment of $150,000 payable on March 31, 2003 and a severance payment of $150,000 payable thirty days after the earlier of the termination date specified in under the retention agreement (August 31, 2003) or the date he is otherwise terminated without "cause." In addition, the retention agreement provides Mr. Pyle with the notice of termination required under his employment agreement and therefore Mr. Pyle will not receive any additional payments under his employment agreement with respect to his termination. For a general description of the Company's termination of substantially all its employees at its New York headquarters in connection with the restructuring, see "Item 14: Internal Controls and Procedures".

        Mosner Employment Agreement.    On June 4, 2002 Mr. Mosner notified the Company that he was terminating his employment with the Company pursuant to the terms of his prior employment agreement, dated as of November 14, 2001 with the Company. Pursuant to his prior employment agreement, Mr. Mosner was entitled to receive, and did receive, $200,000.

        Mr. Mosner entered into a new employment agreement, effective as of August 1, 2002, which provided for an employment term through July 31, 2003. The base salary under the agreement was

$275,000 per annum. In addition, Mr. Mosner was eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Mosner's employment agreement also provided for other employee benefits such as life insurance, health care and certain disability benefits.

        If Mr. Mosner's employment was terminated by us for other than Mr. Mosner's disability, then the terminating party was required to give to the other party 30 days' notice of such termination. If Mr. Mosner's employment was terminated by us following a "change of control" of the Company (as defined in his employment agreement), then Mr. Mosner would have been entitled to receive an amount equal to his annual salary.

        In February 2003, Mr. Mosner's employment was terminated by the Company without cause as part of the Company's overall restructuring and cost reduction program.

        In July 2003, Mr. Mosner and the Company entered into a Separation and General Release Agreement, pursuant to which the Company will pay an aggregate sum of $120,000 in lieu of all rights of Mr. Mosner concerning his employment, including under his employment agreement.

        Elledge Employment Agreement.    Mr. Elledge's employment agreement, dated as of July 31, 2002, as amended on November 26, 2002, provides for an employment term through February 19, 2004 with a fixed bonus of $40,000 payable on November 30, 2002 and fixed bonuses of $30,000 and $15,000 payable on April 15, 2003 and June 15, 2003, respectively, provided that Mr. Elledge remains an employee of the Company or is terminated by the Company other than for "cause" (as described below) within three months of such dates. The base salary under the agreement is $200,000 per annum. In addition, Mr. Elledge is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Elledge's employment agreement also provides for other employee benefits such as reimbursement for all necessary and reasonable business expenses he incurs in performance of his duties, including, without limitation, all business travel-related expenses, reimbursement for reasonable costs of one trip to or from his home per month for either him or his spouse (not to exceed economy class airfare between New York and North Carolina), reimbursement for temporary living expenses in New York of up to $2,000 per month and a gross up for taxes for such living and travel expenses.

        Mr. Elledge's employment agreement can be terminated by us immediately with "cause", in which case he shall receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement as including (i) the inability of Mr. Elledge to appear at his customary place of work and/or fully and properly perform his duties, and has been so prevented for at least a continuous period of 90 days or for an aggregate period of at least 120 days in the preceding six months, (ii) the commission by Mr. Elledge of an act of fraud or dishonesty or his having been convicted of a serious crime or been guilty of gross misconduct, (iii) the commission by Mr. Elledge of any material breach of, or, after having been given warning in writing, any repeated or continued breaches of, any of his duties under the employment agreement, (iv) the commission by Mr. Elledge of any act which materially and adversely affects his ability to carry out his material duties, and (v) the failure, after having been given written warning and an opportunity to cure, to have performed the material part of his duties to the satisfaction of the Chief Financial Officer of the Company.

        If Mr. Elledge's employment is terminated by us for other than "cause" or Mr. Elledge's disability, then the terminating party is required to give to the other party three months' notice of such termination. In our discretion in such circumstances, we can elect to pay Mr. Elledge his salary for such period in a lump sum, upon which the employment agreement will terminate immediately.

        Mr. Elledge has agreed to not compete with us for a period of three months following termination of his employment.

        As part of its restructuring efforts, the Company terminated Mr. Elledge's employment effective August 31, 2003. Mr. Elledge entered into a retention agreement with the Company in accordance with the Company's KERP, dated March 27, 2003. The retention agreement increased Mr. Elledge's annualized salary to $211,800 and provides that Mr. Elledge will receive a retention benefit payment of $60,000 payable on March 31, 2003 and a severance payment of $60,000 payable thirty days after the earlier of the termination date specified in the retention agreement (August 31, 2003) or the date he is otherwise terminated without "cause". In addition, the retention agreement provides Mr. Elledge with the notice of termination required under his employment agreement, and therefore, Mr. Elledge will not receive any additional payments under his employment agreement with respect to his termination. For a general description of the Company's termination of substantially all its employees at its New York headquarters in connection with the restructuring, see "Item 14: Internal Controls and Procedures".

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Company's Board of Directors consists of Messrs. Johnson, White, Pompadur and Greene. Mr. Imlay was a member of the Compensation Committee until his resignation from his position as a director of the Company. Mr. Shaffer replaced him as a member of the Compensation Committee from his nomination and until his resignation from his position as a director of the Company. Mr. Greene replaced him as a member of the Compensation Committee upon his appointment as a director. The Compensation Committee is comprised entirely of independent directors and is responsible for developing and making recommendations to our Board of Directors with respect to our executive compensation policies.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The following table sets forth, as of June 25, 2003, certain information regarding each person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to own "beneficially", as such term is defined in Rule 13d-3 under the Exchange Act, more than 5% of our outstanding common stock. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock
Metromedia Company One Meadowlands Plaza East Rutherford, NJ 07073	7,989,206		8.5%
John W. Kluge 810 Seventh Avenue New York, New York 10019	18,465,356	(2)	19.3%
Stuart Subotnick 810 Seventh Avenue New York, New York 10019	19,050,994	(2)	20.3%
News PLD LLC 1211 Avenue of the Americas New York, New York 10036	9,136,744	(3)	9.7%
Joseph Corso, Jr. 167 Zock Road Cuddlebackville, New York 12729	7,250,000	(4)	7.7%

(1)
Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)
The amount set forth in the table above includes 7,989,206 shares beneficially owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company, a Delaware general partnership owned and controlled by John W. Kluge and Stuart Subotnick and 9,476,150 shares of common stock owned directly by a trust affiliated with Mr. Kluge (which include, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock which shares are currently convertible into 666,666 shares of common stock). The amount set forth for Mr. Subotnick includes 535,637 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick serves as trustee of certain trusts affiliated with Mr. Kluge and disclaims beneficial ownership of the shares owned by such trusts. The amounts shown for Mr. Subotnick also include options to acquire 1,000,000 and 50,000 shares of common stock at an exercise price of $7.44 and $9.31 per share which are currently exercisable by Subotnick. The amounts shown for Mr. Kluge also include options to acquire 1,000,000 shares of common stock, which are currently exercisable by Kluge.

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

(4)
Pursuant to a report on Schedule 13G filed with the Securities and Exchange Commission on June 25, 2003 by Joseph Corso, Jr., an individual with his principal executive offices at 167 Zock Road; Cuddleback, New York 12729.

        The foregoing information is based solely on a review, as of July 14, 2003, by us of statements filed with the Securities and Exchange Commission under Sections 13(d) and 13(g) of the Exchange Act. To our best knowledge, except as set forth above, no person owns beneficially more than 5% of our outstanding common stock.

Securities Beneficially Owned by Directors and Executive Officers

        The following table sets forth the beneficial ownership of common stock as of June 30, 2003 with respect to (i) each director and director nominee, (ii) each current and former executive officer of the Company named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock
Mark Hauf	-0-		*
Carl C. Brazell, Jr.	-0-		*
Harold F. Pyle, III	40,000	(2)	*
Matthew Mosner	-0-		*
John S. Chalsty	42,500	(3)	*
Alan K. Greene	-0-		*
Clark A. Johnson	314,500	(4)	*
I. Martin Pompadur	92,500	(5)	*
Stuart Subotnick	19,050,994	(6)	20.3%
B. Dean. Elledge	635		*
Leonard White	110,000	(7)	*
All Directors and Executive Officers as a group (11 persons)	19,651,129	(8)	20.9%

*
Holdings do not exceed one percent of the total outstanding shares of common stock.

(1)
Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)
Includes currently exercisable options to acquire 40,000 shares of common stock at an exercise price of $0.36 per share under the 1996 Stock Incentive Plan.

(3)
Includes currently exercisable options to acquire 37,500 shares and 5000 shares of common stock at exercise prices of $0.36 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(4)
Includes currently exercisable options to acquire 35,000; 50,000; 5,000; and 5,000 shares of common stock at exercise prices of $9.31; $2.80; $11.875; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(5)
Includes currently exercisable options to acquire 37,500; 37,500; and 5000 shares of common stock at exercise prices of $4.50; $2.80; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(6)
Represents 7,989,206 shares of common stock beneficially owned through Metromedia Company, a Delaware general partnership owned and controlled by Messrs. Kluge and Subotnick and 9,476,150 shares of common stock owned directly by a trust affiliated with Mr. Kluge, which includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,666 shares of common stock. Mr Subotnick includes 535,637 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick disclaims beneficial ownership of the shares owned by the trust. Includes Mr. Subotnick's currently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at an exercise price of $7.44 and $9.31 per share. The amounts shown also include Mr. Kluge's options to acquire 1,000,000 shares of common stock, which are currently exercisable at an exercise price $7.44 per share.

(7)
Includes currently exercisable options to acquire 50,000; 37,500; 5,000; and 5000 shares of common stock at exercise prices of $9.625; $2.80; $11.875; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(8)
Includes currently exercisable options to acquire shares of common stock in the amounts and at the exercise prices set forth in the footnotes above, and also includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,666 shares of common stock.

Equity Compensation Plan Information

        For information regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, see "Item 5: Market for Registrant's Common Equity and Related Stockholder Matters."

Item 13.    Certain Relationship and Related Transactions

Relationship with Metromedia Company.

        Metromedia Company and its affiliates are collectively the Company's largest stockholder, beneficially holding 19,050,994 shares of the Company's common stock, representing approximately 20.3% of the Company's outstanding common stock at December 31, 2002. The Company is party to certain agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

        Consulting Agreement.    Metromedia Company provided certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement ("CSA"). For the year ended December 31, 2002, the Company paid Metromedia Company a consulting fee of $0.8 million pursuant to the CSA. In early September 2002, the existing CSA between the Company and Metromedia Company was amended to provide that the term of the CSA would continue in effect until September 15, 2002 and would continue, thereafter unless and until Metromedia Company or the Company provided written notice of termination to the other party, whereupon the CSA would immediately terminate. Metromedia Company has not given any notice of termination as of the date of filing of this Annual Report on Form 10-K.

        The services provided by Metromedia Company pursuant to the CSA have been provided as requested by us and have been invoiced to us at agreed-upon hourly rates. There is no minimum required level of services. We have also been obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement. Pursuant to the agreement, we agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement, other than those in any way relating to or resulting from the gross negligence or willful misconduct of Metromedia Company, its employees, consultants or other representatives.

        Trademark License Agreement.    We are party to a license agreement with Metromedia Company, dated November 1, 1995 as amended on June 13, 1996 and in early September 2002, pursuant to which Metromedia Company has granted us a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years. This license agreement may be terminated by Metromedia Company upon three months prior written notice to the Company or, upon the occurrence of certain specified events, upon one month's prior written notice by Metromedia Company to the Company.

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

Item 14.    Internal Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, subject to the following, that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

        The Company continues to use both financial and personnel resources to improve its management, accounting, reporting and business operations processes. However, the Company's limited liquidity has, and could continue to limit management's ability to implement improvements to its management and accounting, reporting and business operations processes. In addition, certain structural complexities of the Company's business may impact the effectiveness of disclosure controls and procedures and internal controls.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

        The effective oversight by the Company of the business managers who are responsible for managing the daily business matters of the Company's business ventures, both consolidated and unconsolidated, may be encumbered due to business practice common within the geographic area of the business operations, the degree of the Company's historic and current participation as a shareholder within the respective businesses and resource constraints imposed by the Company's current liquidity situation.

        Furthermore, the Company does not control and may be limited in its participation in management of its unconsolidated business ventures. Thus, its disclosure controls and procedures with respect to such business ventures are necessarily more limited than those it maintains with respect to its consolidated business ventures.

        The Company has from time to time been unable and may in the future be unable to prevent expenditures and commitments from occurring at certain business ventures that do not provide full economic benefit to the business venture's operations. Such expenditures or commitments have not been material to the Company's historical results of operations and financial condition, and management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements.

        In addition, the Company has experienced, and may continue to experience difficulty and incur significant cost in the timely collection of financial data with respect to certain of its business ventures. Many of the foreign emerging market countries in which the Company operates, are lacking in standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

        Due to liquidity pressures, management and the Board of Directors determined that it was most appropriate to terminate the employment of a significant number of personnel that oversee or provide supporting services to the Company's various European business ventures. Such terminations have effective dates that are staggered in relation to expected disposal dates of various ventures and businesses. There is no guarantee that the Company will be able to dispose of these various ventures and businesses during the employment periods of the affected individuals. However, the Company believes that relations with these individuals are generally good and that should the disposals not occur within the time frame estimated by management, that the individuals would likely extend their employment to the dates of disposal. Should the disposals not occur within management's estimated time frame, there can be no guarantees that the affected individuals would agree to similar terms for an extended period. Under such circumstances, the Company could be significantly hindered in production of books and records within a timely fashion to remain compliant with its financial reporting obligations.

        Management and the Board of Directors had also determined that it was most appropriate to enter into separation agreements with substantially all of the individuals at the Company's Corporate headquarters in New York. This includes the Chief Financial Officer and all finance, accounting and legal staff at the headquarters. Separation dates are staggered, but none extends beyond August 31, 2003. These separation agreements were effected in order to facilitate a potential relocation of the Corporate headquarters after restructuring. The Company intends to enter into new long-term employment agreements with certain of these individuals, including the Company's current Chief Financial Officer, pursuant to which these individuals will become part of the Company's permanent post-restructuring staff. The Company further intends to hire qualified individuals within the labor market of its post-restructuring headquarters location in sufficient numbers to meet future financial management and reporting obligations. Furthermore, the Company believes that relations with its current employees are generally good and that if a relocation of the Corporate headquarters or restructuring was to occur later than the time currently estimated by management, key individuals would likely extend the term of their current assignment to the date of relocation or restructuring. However, should the relocation or restructuring not occur within management's estimated time frame, there can be no guarantees that all needed individuals would agree to employment on similar terms for an extended period. Under such circumstances, the Company could be significantly hindered in the production of books and records within a timely fashion to remain compliant with its financial reporting obligations.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) and (a)(2)

        Financial Statements and Schedules

        The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

  (a)
  (3) Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

  (b)
  Current Reports on Form 8-K

        On October 30, 2002, we filed a current report on Form 8-K (Items 5 and 7) and on December 4, 2002 we filed a current report on Form 8-K (Items 2, 5 and 7).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ MARK S. HAUF Mark S. Hauf President, Chief Executive Officer and Chairman of the Board

Dated: July 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. HAUF Mark S. Hauf	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 15, 2003
/s/ HAROLD F. PYLE, III Harold F. Pyle, III	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	July 15, 2003
/s/ JOHN STEELE CHALSTY John Steele Chalsty	Director	July 15, 2003
/s/ ALAN K. GREENE Alan k. Greene	Director	July 15, 2003
/s/ CLARK A. JOHNSON Clark A. Johnson	Director	July 15, 2003
/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director	July 15, 2003
/s/ STUART SUBOTNICK Stuart Subotnick	Director	July 15, 2003
/s/ LEONARD WHITE, JR. Leonard White, Jr.	Director	July 15, 2003

CERTIFICATION

I, Mark S. Hauf, certify that:

1.
I have reviewed this annual report on Form 10-K of Metromedia International Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/S/    MARK S. HAUF

Mark S. Hauf
President, Chief Executive Officer
and Chairman of the Board

CERTIFICATION

I, Harold F. Pyle, III, certify that:

1.
I have reviewed this annual report on Form 10-K of Metromedia International Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/S/    HAROLD F. PYLE, III

Harold F. Pyle, III
Senior Vice President,
Chief Financial Officer, Treasurer and Secretary

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
INDEX TO FINANCIAL STATEMENTS
METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

ZAO COMSTAR AND SUBSIDIARIES

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

        As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" as of January 1, 2002.

                      KPMG LLP

New York, New York
July 11, 2003

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations (in thousands, except per share amounts)

	Years Ended December 31
	2002	2001	2000
Revenues	$104,646	$116,623	$129,622
Cost and expenses:
Cost of services and operating expenses	28,075	41,757	29,825
Selling, general and administrative	78,836	75,049	80,551
Depreciation and amortization	27,542	48,487	47,488
Asset impairment and restructuring charges, net	8,732	67,848	(1,511)

Operating loss	(38,539)	(116,518)	(26,731)
Other income/(expense):
Interest expense	(22,267)	(20,972)	(19,566)
Interest income	1,146	2,401	5,428
Equity in income (losses) of and write-downs of investment in unconsolidated investees	(28,351)	(48,384)	(15,089)
(Loss) gain on disposition of businesses, net	5,176	(335)	59,020
Foreign currency gain (loss)	1,342	130	(606)
Other income	31	692	5,032

	(42,923)	(66,468)	34,219

Loss (income) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	(81,462)	(182,986)	7,488
Income tax expense	(6,187)	(7,892)	(10,349)
Minority interest	(4,692)	(3,196)	(3,010)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	(92,341)	(194,074)	(5,871)
Loss from discontinued components	(15,876)	(54,457)	(18,433)
Cumulative effect of a change in accounting principle	(3,157)	—	—

Net loss	(111,374)	(248,531)	(24,304)
Cumulative convertible preferred stock dividend requirement	(15,008)	(15,008)	(15,008)

Net loss attributable to common stockholders	$(126,382)	$(263,539)	$(39,312)

Weighted average number of common shares—Basic and Diluted	94,035	94,035	93,978

Loss per common share attributable to common stockholders—Basic:
Continuing operations	$(1.14)	$(2.22)	$(0.22)
Discontinued components	(0.17)	(0.58)	(0.20)
Cumulative effect of a change in accounting principle	(0.03)	—	—

Net loss	$(1.34)	$(2.80)	$(0.42)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$30,331	$27,074
Investments	500	—
Accounts receivable, net	8,730	15,359
Inventories	2,434	2,302
Prepaid expenses and other assets	8,026	14,083
Current assets of discontinued components	5,562	85,757

Total current assets	55,583	144,575
Investments in and advances to business ventures	70,651	104,239
Property, plant and equipment, net	92,692	101,139
Goodwill	34,733	41,190
Intangible assets, net	21,062	35,867
Other assets	12,528	4,030
Noncurrent assets of discontinued components	—	38,681

Total assets	$287,249	$469,721

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$7,974	$7,778
Accrued expenses	50,834	53,123
Current portion of long-term debt	3,508	1,705
Current liabilities of discontinued components	2,387	72,358

Total current liabilities	64,703	134,964
Long-term debt, less current portion	213,864	206,093
Other long-term liabilities	2,412	3,405
Noncurrent liabilities of discontinued components	—	4,101

Total liabilities	280,979	348,563
Minority interest	31,667	30,382
Commitments and contingencies
Stockholders' (deficiency) equity:
7 1/4% Cumulative Convertible Preferred Stock, at liquidation value	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at December 31, 2002 and 2001	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,417,253)	(1,305,879)
Accumulated other comprehensive loss	(11,948)	(7,149)

Total stockholders'(deficiency) equity	(25,397)	90,776

Total liabilities and stockholders'(deficiency) equity	$287,249	$469,721

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(111,374)	$(248,531)	$(24,304)
Loss from discontinued components	15,876	54,457	18,433

Loss from continuing operations	(95,498)	(194,074)	(5,871)
Items not requiring cash outlays:
Equity in losses of and write-down of investment in unconsolidated investees	28,351	48,384	15,089
Depreciation and amortization	27,542	48,487	47,488
Asset impairment and restructuring charges, net	8,732	67,848	(1,511)
Accretion of debt discount	5,253	20,273	18,763
Loss (gain) on disposition of businesses, net	(5,176)	108	(59,020)
Other income	—	(729)	(5,157)
Minority interest	4,692	3,196	3,010
Cumulative effect of a change in accounting principle	3,157	—	—
Other	—	—	878
Changes in:
Accounts receivable	714	19	(576)
Inventories	(133)	701	(379)
Other assets and liabilities	(5,771)	5,393	5,838
Accounts payable and accrued expenses	5,424	(16,775)	(17,869)
Other operating activities, net	—	15	(1,411)

Cash used in operating activities	(22,713)	(17,154)	(728)
Investing activities:
Investments in and advances to business ventures	(721)	(4,289)	(70,186)
Distributions from business ventures	3,055	1,162	5,938
Acquisitions and additional equity in subsidiaries	—	—	(5,294)
Additions to property, plant and equipment	(16,116)	(15,227)	(16,521)
Settlement of option	—	—	11,000
Proceeds from sale of business	11,199	—	66,657
Other investing activities, net	(1,266)	—	2,513

Cash (used in) provided by investing activities	(3,849)	(18,354)	(5,893)

Financing activities:
Borrowings on debt	5,129	—	39
Payments on debt and capital leases	(846)	(420)	(10,646)
Proceeds from issuance of common stock related to incentive plans	—	—	1,211
Preferred stock dividends paid	—	(3,752)	(15,008)
Dividends paid to minority interests	(3,392)	(3,219)	(1,935)
Other financing activities	—	(307)	—

Cash provided by (used) in financing activities	891	(7,698)	(26,339)

Cash provided by (used in) discontinued components, net	28,928	(5,204)	61,022

Net increase (decrease) in cash and cash equivalents	3,257	(48,410)	28,062
Cash and cash equivalents at beginning of year	27,074	75,484	47,422

Cash and cash equivalents at end of year	$30,331	$27,074	$75,484

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders' (Deficiency) Equity and Comprehensive Loss
(in thousands)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Loss	Total Stockholders' Equity (Deficiency)
Balances at January 1, 2000	4,140	$207,000	93,285	$93,285	$1,102,308	$(1,014,284)	$(3,374)		$384,935
Net loss	—	—	—	—	—	(24,304)	—	$(24,304)	(24,304)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(1,171)	(1,171)	(1,171)
Minimum pension liability	—	—	—	—	—	—	(1,987)	(1,987)	(1,987)

Total comprehensive loss								$(27,462)

Issuance of stock and stock options related to incentive plans	—	—	750	750	461	—	—		1,211
Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(15,008)	—		(15,008)

Balances at December 31, 2000	4,140	207,000	94,035	94,035	$1,102,769	(1,053,596)	(6,532)		343,676
Net loss	—	—	—	—	—	(248,531)	—	$(248,531)	(248,531)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	720	720	720
Minimum pension liability	—	—	—	—	—	—	(1,337)	(1,337)	(1,337)

Total comprehensive loss								$(249,148)

Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(3,752)	—		(3,752)

Balances at December 31, 2001	4,140	207,000	94,035	94,035	1,102,769	(1,305,879)	(7,149)		90,776
Net loss	—	—	—	—	—	(111,374)	—	$(111,374)	(111,374)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(828)	(828)	(828)
Minimum pension liability	—	—	—	—	—	—	(3,971)	(3,971)	(3,971)

Total comprehensive loss								$(116,173)

Balance at December 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,417,253)	$(11,948)		$(25,397)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Going Concern and Recent Developments

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its direct and indirect wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. and PLD Telekom, Inc. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

        The Company is a holding company with ownership interests in telephony, cable television and radio broadcasting businesses that operate in Russia, Georgia, and other Eastern European countries. The telephony businesses generate 68% of consolidated revenues, while the cable television and radio broadcasting businesses generate 14% and 17%, respectively, of consolidated revenues.

Going Concern and Recent Developments

        The Company is presently in the process of an overall restructuring in which its interests in cable TV, Radio and certain telephony businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company since the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold; with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

        Upon completion of the restructuring, the Company intends that its core holdings will consist of PeterStar, Magticom and Baltic Communications Limited ("BCL").

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2002 and June 30, 2003, the Company had approximately $18.9 million and $17.4 million, respectively, of unrestricted cash at its headquarters level. In addition, as of December 31, 2002 and June 30, 2003, the Company had approximately $11.4 million and $2.9 million, respectively, of cash at the Company's consolidated business ventures. Furthermore, as of December 31, 2002 and June 30, 2003, the Company's unconsolidated business ventures had approximately $12.4 million and $2.8 million, respectively, of cash.

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core asset sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis and will resolve its remaining liquidity concerns. Opportunities to refinance the Company's Senior Discount Notes are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations. If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipated on further sale of its non-core businesses, the Company does not believe that it will be able to pay the approximately $8.0 million interest payment due on March 30, 2004 on its Senior Discount Notes and fund its operating, investing and financing cash flows through July 2004.

Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will permit it to pay the approximately $8.0 million interest payment due on September 30, 2003 on its Senior Discount Notes.

        Substantially all present Company headquarters personnel with responsibility for preparation of financial statements and reports have entered into separation agreements terminating their employment as of August 31, 2003. The Company intends to re-engage certain of these persons as part of its continuing long-term work force under new employment agreements. As necessary, it will also seek to extend the effective separation date of other employees to meet short-term demands of the Company's planned restructuring. New employees will be recruited in the US as part of a permanent, post-restructuring financial reporting work force. The Company cannot assure that it will be successful in this force management and recruiting plan. If a sufficient work force is not retained or engaged, the Company could be unable to meet its future statutory financial reporting obligations.

        The Company is actively pursuing sale of non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure that it will be successful in selling any of its non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sale of its assets or those of its business ventures or subsidiaries.

        If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the US Bankruptcy Code. The Company cannot assure at this time that it will be successful in avoiding such measures. Additionally, the Company has suffered recurring net losses and net operating cash deficiencies.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The aforementioned factors, however, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Description of the Business and Summary of Significant Accounting Policies

        The Company invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). As a result, substantially all of the Company's assets are located and revenues are generated outside of the United States.

        At December 31, 2002, the Company owned interests in and participated with partners in the management of business ventures that had various operational systems, consisting of fixed and other telephony networks, wireless telephone systems, cable television systems, and radio broadcasting stations. All of the Company's business ventures other than the businesses of PLD Telekom and Comstar report their financial results on a three-month lag. Therefore, the Company's financial results for December 31 include the financial results for those business ventures for the 12 months ending September 30.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid instruments with maturities of three months or less at the time of purchase.

Investments in marketable debt and equity securities

        Marketable debt and equity securities consist of investments in corporate debt and equity securities. The Company classifies marketable debt and equity securities in one of three categories: trading, available for sale, or held to maturity and accounts for such investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities. The specific identification method is used for determining the cost basis of all such securities.

  •
  Trading securities-Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are carried in the balance sheet at their fair value. Unrealized holding gains and losses on trading securities are included in the statement of operations.

  •
  Held to maturity securities- Held to maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at amortized cost. Premiums and discounts are amortized over the life of the related security held to maturity, as an adjustment to yield using the effective interest method.

  •
  Available for sale securities—All marketable securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are carried on the balance sheet at their fair value. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

  •
  Premiums and discounts on available for sale securities are amortized over the life of the related available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  •
  Impairment losses—A decline in the fair value of any held to maturity or available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to the statement of operations and a new cost basis for the security is established.

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

Inventories

        Inventories are stated at the lower of cost or market on the weighted-average method.

Long-Lived Assets and Intangibles Other Than Goodwill

        Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives, which range from 2 to 10 years. Generally, depreciation is provided on the straight-line method for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the life of the improvements or the life of the lease, whichever is shorter.

        Intangible assets with finite useful lives, such as broadcast licenses and frequency rights, are stated at historical cost, net of accumulated amortization. Such intangible assets are amortized over the life of the license or right, typically up to ten years.

Impairment of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles other than goodwill are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Goodwill and Intangible Assets

        As the Company has engaged in business combinations accounted for using the purchase method, goodwill was recognized in each instance for the excess of the purchase price over the value of the identifiable net assets acquired. Such goodwill was amortized over a period of ten years through the year ended December 31, 2001.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review for impairment. The new standards were effective for the Company January 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

Revenue Recognition

        The Company's business ventures' and subsidiaries' cable and telephony operations recognize revenues in the period the service is provided. Installation fees for cable television services are recognized as revenues upon subscriber hook-up to the extent direct selling costs are incurred. Installation fees in excess of direct selling costs are deferred and recognized over the expected life of the customer relationship. Installation fees for telephony operations are deferred together with the related costs and amortized over the estimated term of a customer relationship. Installation costs in excess of installation fees are recognized as expense in the period incurred. The Company's subsidiaries' radio operations recognize advertising revenue when commercials are broadcast.

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

Self-Insurance

        The Company retained self-insured workers' compensation, health and product liability costs for certain former subsidiaries related to periods prior to their sale. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

Minority Interests

        Recognition of minority interests' share of income and losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries.

Income Taxes

        The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Stock Option Plans

        The Company has elected to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and present pro forma disclosures of results of operations as if the fair value method had been adopted.

        The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net loss attributable to common stockholders as reported	$(126,382)	$(263,539)	$(39,312)
Add stock-based employee compensation expense determined under fair value based method	(834)	(3,655)	(6,214)

Pro forma net loss	$(127,216)	$(267,194)	$(45,526)

Net loss per share attributable to common stockholders—Basic and Diluted:
As reported	$(1.34)	$(2.80)	$(0.42)

Pro forma	$(1.35)	$(2.84)	$(0.48)

Pension and Other Postretirement Plans

        The Company sponsors two defined benefit pension plans and a post retirement benefit plan covering certain former employees. The benefits are based on years of service multiplied by a fixed dollar amount and the employee's compensation during the five years before retirement. Benefits under these plans have been frozen.

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

Fair Value of Financial Instruments

        The Company believes that the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and long-term debt, excluding its Senior Discount Notes, approximate their fair value.

        The Company's Senior Discount Notes (see Note 7, "Long-term Debt") have a carrying value equal to face value of $210.6 million as of December 31, 2002. On April 24, 2003, the Company completed a transaction with certain of its Senior Noteholders (the "Adamant Transaction"), by which the Company exchanged the ownership interests of certain of its business units located in Russia for forgiveness of $58.6 million of the Senior Notes and related accrued interest of $3.5 million, and $5.0 million in cash. As a result, in 2003, the Company will recognize a gain of $33.0 million, including a gain of $25.4 million related to the early extinguishment of the exchanged Senior Discount Notes. (See Note 17, "Subsequent Events")

        The majority of the remaining Senior Discount Notes are closely held and not widely traded. Accordingly, a reliable quoted price does not readily exist. Based on the Adamant Transaction, however, the Company estimates that the fair value for the Senior Discount Notes outstanding at December 31, 2002, is between $149.9 million and $193.7 million. Such value is based on a discount consistent with the Adamant Transaction up to a value that includes no discount for the Senior Discount Notes outstanding after the Adamant Transaction.

Earnings Per Common Share

        Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the years ended December 31, 2002, 2001 and 2000. For the years ended December 31, 2002, 2001 and 2000, 23.0 million, 24.5 million and 25.7 million shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net loss in the computation of EPS.

Use of Estimates and Judgments

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

        The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates, judgments and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and judgments and changes to estimates and judgments could occur in the near term.

3. Discontinued Components

Snapper, Inc.

        On November 27, 2002, the Company completed the sale of substantially all the assets and certain liabilities of its wholly-owned subsidiary, Snapper, Inc. ("Snapper") to Simplicity Manufacturing, Inc. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories. The sale, which called for a gross purchase price of $73.3 million, is subject to a dollar for dollar adjustment based on the post-closing balance sheet amount by which the net purchased assets at closing is greater or less than the net purchased assets of $76.2 million at December 31, 2001.

        Using the audited September 30, 2002 balance sheet of Snapper, the adjusted purchase price was estimated to be $55.8 million. As a result, the Company received net cash proceeds of $15.6 million, after the repayment of the Snapper bank debt facility and the satisfaction of various employee severance obligations. The Snapper bank debt facility had increased $5.4 million from September 30, 2002 to $34.7 million at the date of closing of the sale. In addition, the Company anticipates that the transactional costs will be $2.4 million, which is comprised of investment banking, legal and accounting fees.

        The transaction is subject to a post-closing audit process and therefore the financial terms of this transaction are subject to adjustment. The Company anticipates receiving an additional $5.2 to $7.0 million, which will ultimately affect the final loss on disposal.

        In accordance with SFAS No. 142, the Company reviewed Snapper's goodwill balance during the three months ended September 30, 2002 and determined that as of January 1, 2002 there was a transitional impairment charge required on the recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge in the nine month period ended September 30, 2002. In addition, the Company has recorded an estimated loss on disposal of $10.1 million during the year ended December 31, 2002. Such loss is based on the minimum amount of cash expected once the final terms of the settlement with the buyer are agreed. The $10.1 million estimated loss is comprised of a write down of assets and estimated severance and disposal costs.

        In light of the sale, the Company concluded that the Snapper business meets the criteria for classification as a discontinued component as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and presented the entity as such within its consolidated financial statements.

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

        Accordingly, the Company recorded a charge to earnings during the year ended December 31, 2002 totaling $0.9 million to reduce the carrying value of MCC to the Company's best estimate as to the value that would be realized from the disposition of its ownership interests in MCC and/or the operating subsidiaries of MCC.

        On September 19, 2002, the Company notified the minority shareholders of MCC that it had negotiated the sale of two of the three MCC operating subsidiaries to one of the general directors of MCC. In addition, the Company began the asset sale closing process for the two operating subsidiaries and began the liquidation process for the third operating subsidiary. The sale of the two operating subsidiaries was completed in early 2003.The liquidation of the remaining operating subsidiary is expected to be complete during 2003.

        In light of the sale and liquidation, the Company concluded that MCC business meets the criteria for classification as a discontinued component as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and presented the entity as such within its consolidated financial statements.

Other Non-core Asset Sales

        The Company disposed of its ownership interests in ALTEL and CYP Yellow Pages during 2002. In light of the sales, the Company concluded that these telephony businesses meet the criteria for classification as a discontinued component as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and presented the entities as such within its consolidated financial statements.

        The operating results of the Snapper business segment are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues	$124,358	164,449	$159,028
Operating income (loss)	1,082	6,890	(3,663)
Cumulative effect of a change in accounting principle	(13,570)	(2,363)	—
Net (loss) income	$(13,427)	$895	$(7,509)

        The combined operating results of the non-core Telephony and MCC businesses that are discontinued components are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues	$8,898	$13,571	$15,242
Asset impairment charge, net	(862)	(44,804)	—
Operating loss	(3,544)	(57,158)	(12,918)
Net loss	$(2,599)	$(55,352)	$(10,924)

        The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	December 31,
	2002	2001
Other receivables	$5,251	$—
Other current assets	311	4,252
Inventories	—	61,476
Accounts receivable, net	—	20,029

Current assets	$5,562	$85,757

Property, plant and equipment, net	$—	$24,746
Goodwill	—	13,580
Other noncurrent assets	—	355

Noncurrent assets	$—	$38,681

Accrued expenses	$518	$14,511
Accounts payable	1,869	11,780
Current portion of long term debt	—	46,067

Current liabilities	$2,387	$72,358

Noncurrent liabilities	$—	$4,101

RDM Sports Group, Inc.

        In October 2002, the Company received $4.9 million in settlement of certain claims against RDM Sports Group, Inc. ("RDM"), a former business venture of the Company. RDM had filed for voluntary bankruptcy under Chapter 11 of the Bankruptcy Code in August 1997. Upon release from certain lawsuits against the Company, RDM and former officers of the Company, the Chapter 11 trustee remitted payment to the Company in settlement of the Company's claims against RDM. In addition, income of $4.2 million was realized from tax refunds relating to carry-back losses for certain previously disposed of businesses.

4. Accounting Changes

Goodwill and Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization of continuing operations (including that of goodwill included in equity in losses of and write-down of investment in unconsolidated subsidiaries) for the years ended December 31, 2001 and 2000 totaled $14.2 million ($0.15 per share) and $13.5 million ($0.15 per share), respectively. Included in the proforma loss from discontinued components is the effect of goodwill amortization of $2.3 million for the years ended December 31, 2001 and 2000.

        In accordance with SFAS No. 142, goodwill was tested for transitional impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units' goodwill exceeded their carrying value except for our BCL and Sun TV reporting units of the Telephony and Cable Television segments, respectively. As previously discussed, the Company completed its analysis of its Snapper business unit and determined that a transitional impairment charge of $13.6 million was required. In addition, the Company completed its analysis of BCL and Sun TV and determined that a transitional impairment charge of $3.2 million was required. Accordingly, the Company recorded such charges as of January 1, 2002.

        The proforma effect as if SFAS No. 142 had been applied during the year ended December 31, 2001 is as follows (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders as reported	$(126,382)	$(263,539)	$(39,312)
Add back:
Goodwill amortization expense	—	9,289	8,382
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	4,930	5,138

Proforma net loss attributable to common stockholders	$(126,382)	(249,320)	(25,792)
Add back proforma loss from discontinued components	15,876	52,157	16,130

Proforma net operating loss from continuing operations	$(110,506)	$(197,163)	$(9,662)

Loss per share as reported—Basic and diluted	$(1.34)	$(2.80)	$(0.42)
Add back:
Goodwill amortization expense	—	0.10	0.09
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	0.05	0.06

Proforma loss per share—Basic and diluted	(1.34)	(2.65)	(0.27)
Add back proforma loss from discontinued components	0.17	0.55	0.17

Proforma Basic operating loss per share from continuing operations	$(1.17)	$(2.10)	$(0.10)

        All of the Company's intangible assets (other than goodwill) are subject to amortization. Intangible assets amortization (including that related to licenses that are carried as part of the Company's

"Investments in and advances to business ventures") is expected to be $7.9 million in 2003; $7.1 million 2004; $1.1 million in 2005; $1.1 million in 2006; and $0.5 million in 2007.

Accounting for the Impairment or Disposal of Long-Lived Assets

        Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material effect on our results of operations, statement of position, or cash flows. However, the Company recorded losses as a result of the application of SFAS No. 144 during 2002.

5. Asset Impairment and Restructuring Charges

        The following table summarizes the components of the asset impairment charges recorded by the Company for continuing operations in the years ended December 31 (in thousands):

	2002	2001	2000
Goodwill	$4,481	$26,372	$—
Other intangibles	$1,797	14,082	—
Property and equipment	3,465	28,925	—
Restructuring reversal	—	(301)	(823)
Equipment payment guarantee recovery	(1,011)	(1,230)	(688)

Consolidated asset impairment and restructuring charges, net	8,732	67,848	(1,511)
Impairment charges included in equity in losses and write-downs of investment in unconsolidated investees	32,893	36,752	5,355

Total asset impairment and restructuring charges	$41,625	$104,600	$3,844

2002 Impairment Charge

        The 2002 impairment charges of $9.7 million relating to consolidated ventures are reflected in the asset impairment and restructuring charge on the accompanying consolidated statement of operations, net of $1.0 million of recoveries of an equipment payment guarantee. The Company determined the impairment charge based on expected cash flows or ultimate realizable value for those ventures disposed of prior to year end.

        The 2002 impairment charges relating to unconsolidated ventures of $32.9 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations. Such charges related to the Company's investments in Comstar, Kosmos TV and Teleport. The Company evaluated the carrying value of each of these businesses and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded impairment charges against the license and goodwill carried as part of the carrying value of these businesses.

        Such charges are summarized in the following table (in thousands):

	Property and equipment	Intangibles, exclusive of goodwill	Goodwill	Investments in and advances to business ventures	Total
Comstar	$—	$—	$—	$27,105	$27,105
Teleport TP	—	—	—	5,546	5,546
Ayety TV	650	937	2,818	—	4,405
Baltic Communications Ltd.	1,352	—	—	—	1,352
Other	1,463	860	1,663	242	4,228

Totals	$3,465	$1,797	$4,481	$32,893	$42,636

2001 Impairment Charge

        For the year ended 2001, the Company recorded a non-cash charge to earnings of $106.1 million. The Company's assessment of the recoverability of long-lived assets and investments in certain business ventures was initiated by management, as a result of the respective business ventures not attaining historic financial projections. Such charge is summarized in the following table (in thousands):

	Property and equipment	Intangibles, exclusive of goodwill	Goodwill	Investments in and advances to business ventures	Total
Technocom	$28,925	$14,082	$23,822	$—	$66,829
Kosmos TV	—	—	—	16,816	16,816
Telecom Georgia	—	—	—	10,180	10,180
BELCEL	—	—	—	5,247	5,247
Other	—	—	2,550	4,509	7,059

Totals	$28,925	$14,082	$26,372	$36,752	$106,131

        The 2001 impairment charges relating to consolidated ventures of $69.3 million are reflected in the restructuring and asset impairment charge on the accompanying consolidated statement of operations, net of $1.5 million of recoveries of a previous restructuring provision and an equipment payment guarantee. The 2001 impairment charges relating to unconsolidated ventures of $36.8 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations.

2000 Impairment Charge

        In 2000, the Company recorded a non-cash impairment charge on three of its CIS and Eastern Europe business ventures totaling $9.4 million as a result of performing an analysis of the recoverability of long-lived assets in accordance with the provisions of SFAS 121.

Recoveries

        As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee to the financing party of Tyumen's then $6.1 million equipment financing obligation. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. In 2002, 2001 and 2000, Tyumenruskom generated cash and partially repaid its debt. As a result, the Company recorded recoveries under the guarantee of $1.0 million, $1.2 million and $0.7 million, respectively.

        In 2000, the Company recovered certain monies totaling $4.1 million related to its equity method investees in China. Such amounts had previously been written off.

6. Investments and Advances to Business Ventures

General

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures and subsidiaries to provide up to $103.9 million in funding of which $18.4 million in funding obligations remain at December 31, 2002. The Company's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

Equity Method Investment Information

        At December 31, 2002 and 2001, the Company's unconsolidated investments in and advances to business ventures in Eastern Europe and the CIS, at cost, including associated net goodwill and intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

Name	2002	2001	Ownership %
Wireless Telephony
Magticom, Georgia	$30,297	$24,538	35%
BELCEL, Belarus	—	894	50%

	30,297	25,432
Fixed Telephony
Comstar	25,135	55,595	50%
MTR-Sviaz, Russia	1,218	1,091	49%
Telecom Georgia, Georgia	33	461	30%

	26,386	57,147
Cable Television and other Communications Entities
Kosmos TV, Russia	6,054	8,079	50%
Baltcom TV, Latvia	4,656	4,682	50%
Cosmos TV, Belarus	1,821	1,761	50%
Alma-TV, Kazakhstan	—	5,737	50%
Other	1,437	1,401	35%-50%

	13,968	21,660

Total	$70,651	$104,239

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method that have commenced operations as of the dates presented as of September 30, 2002 and 2001 and for the years ended September 30, 2002, 2001 and 2000 (with the exception of Comstar, BELCEL and Baltcom GSM which are/were not on a 3-month lag) are as follows (in thousands):

Combined Balance Sheets

	September 30
	2002	2001
Assets:
Current assets	$35,882	$41,530
Property and equipment, net	131,821	153,867
Other assets	4,438	696

Total assets	$172,141	$196,093

Liabilities and Business Ventures' Equity:
Current liabilities	$49,450	$63,652
Amount payable under credit facilities	60,171	74,158
Other long-term liabilities	9,103	21,717

Total liabilities	118,724	159,527
Business ventures' equity	53,417	36,566

Total liabilities and business venture's equity	$172,141	$196,093

Combined Statements of Operations

	Twelve months ended September 30
	2002	2001	2000
Revenues	$167,076	$164,594	$135,200
Cost of services and operating expenses	57,393	64,718	38,018
Selling, general and administrative	42,784	44,654	54,706
Depreciation and amortization	42,895	46,742	39,972
Asset impairment charges and other	1,190	1,432	—

Operating income	22,814	7,048	2,504
Interest expense	(5,950)	(9,457)	(16,946)
Other expense	(3,367)	(4,267)	(1,238)
Foreign currency transactions	395	(1,953)	(2,912)

Net income (loss)	$13,892	$(8,629)	$(18,592)

        The results of operations presented above are before the elimination of intercompany interest. Financial information for business ventures which the Company no longer reports results of operations is not included in the above summary.

        The following tables represent summary financial information for the Company's operating unconsolidated business ventures being grouped as indicated as of and for the twelve months ended September 30, 2002, 2001 and 2000 (with the exception of Comstar, BELCEL and Baltcom GSM which are/were not on a 3-month lag). For the twelve months ended September 30, 2002, 2001 and 2000 the results of operations presented below are before the elimination of intercompany interest (in thousands):

	Twelve months ended September 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$91,217	$54,582	$21,277	$167,076
Cost of services	44,859	8,568	3,966	57,393
Selling, general and administrative	21,662	9,475	11,647	42,784
Depreciation and amortization	21,526	14,828	6,541	42,895
Asset impairment charges	440	750	—	1,190

Operating income (loss)	$2,730	$20,961	$(877)	$22,814
Interest expense	(2,224)	(917)	(2,809)	(5,950)
Net (loss) income	$(2,319)	$19,025	$(2,814)	$13,892

Assets	96,445	65,673	16,085	178,203
Capital expenditures	10,341	14,910	6,206	31,457
Equity in income (losses) of unconsolidated investees	$(34,619)	$6,010	$258	$(28,351)

	Twelve months ended September 30, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting and Paging	Total
Revenues	$92,019	$46,623	$23,880	$2,072	$164,594
Cost of services	46,239	8,010	10,469	—	64,718
Selling, general and administrative	25,040	8,256	10,527	831	44,654
Depreciation and amortization	23,209	12,083	11,266	184	46,742
Asset impairment charge and other	—	—	—	1,432	1,432

Operating income (loss)	(2,469)	18,274	(8,382)	(375)	7,048
Interest expense	(2,075)	(2,283)	(4,865)	(234)	(9,457)
Net income (loss)	(9,141)	15,435	(14,050)	(875)	(8,629)

Assets	107,317	68,680	24,664	1,494	202,155
Capital expenditures	9,044	22,433	10,246	19	41,742
Equity in income (losses) of unconsolidated investees	(17,097)	3,213	(32,440)	(2,060)	(48,384)
	Twelve Months ended September 30, 2000
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting and Paging	Total
Revenues	$33,718	$63,583	$28,898	$9,001	$135,200
Cost of services	18,789	11,615	6,227	1,387	38,018
Selling, general and administrative	13,227	17,240	15,536	8,703	54,706
Depreciation and amortization	12,842	17,171	8,738	1,221	39,972

Operating income (loss)	(11,140)	17,557	(1,603)	(2,310)	2,504
Interest expense	(2,848)	(8,016)	(5,868)	(214)	(16,946)
Net income (loss)	(14,648)	9,639	(11,017)	(2,566)	(18,592)

Assets	121,034	59,017	27,835	1,733	209,619
Capital expenditures	4,378	25,648	6,150	819	36,995
Equity in income (losses) of unconsolidated investees	(9,968)	10,408	(9,027)	(6,502)	(15,089)

7. Long-term Debt

        Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
10 1/2% Senior Discount Notes, net of $5.2 million discount in 2001	$210,631	$205,378
Obligations under capital leases	3,863	—
Other	2,878	2,420

	217,372	207,798
Current portion	3,508	1,705

Long-term debt	$213,864	$206,093

10 1/2% Senior Discount Notes

        In September 1999, the Company entered into a trust agreement to issue Senior Discount Notes ("Notes") in the face amount of $210.6 million. The Notes are unsecured but senior to all existing and future subordinated indebtedness of the Company. The Notes are not subject to sinking fund requirements and are redeemable at the Company's option at any time after March 30, 2002. The principal is due, in its entirety, in September 2007.

        The Notes were issued at a discount and accreted to face value at a rate of 10 1/2% per annum as of March 30, 2002. Subsequently, and through maturity, the Notes bear interest at a rate of 10 1/2% per annum, payable semiannually.

        Under the terms of the guiding indenture agreement, the Company is subject to certain covenants pertaining to its financing activities. Such covenants restrict the Company from paying dividends, acquiring its capital stock, prepaying subordinated indebtedness, investing in and selling assets and subsidiary stock, and incurring additional indebtedness, among other activities. In addition, upon the occurrence of a change of control of the Company (as defined), the holders of the Notes have the right to require the Company to repurchase all or any part of the Notes at a cash purchase price of 101% of the carrying value of the Notes plus accrued interest as of the date of repurchase.

        On April 24, 2003, the Company completed an exchange with Adamant Advisory Services ("Adamant"), of its ownership interest in certain of its business units in Russia for approximately $58.6 million face value of the Senior Discount Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. For additional detail, see Note 17, "Subsequent Events."

        For disclosure on debt compliance issues subsequent to December 31, 2002, see Note 17, "Subsequent Events."

Obligations under Capital Leases

        In 2002, the Company entered into a capital lease agreement to obtain certain telecommunications equipment with a cost of $3.9 million for a subsidiary in St. Petersburg, Russia. The interest rate for this transaction is the LIBOR plus 9.50%, which at December 31, 2002 amounted to 10.883%. The capital lease is collateralized by the telecommunications equipment.

Other Long-Term Debt

        Included in other long-term debt are amounts borrowed by PeterStar under a loan agreement with a local bank. The principal amount borrowed was $1.0 million and is to be repaid in quarterly installments of $0.1 million through June 30, 2005. The loan bears interest at a variable rate of the London Interbank Offered Rate ("LIBOR") plus 5.15%. As of December 31, 2002, the rate in effect was 6.533%, using the six month LIBOR rate. The borrowings are collateralized by certain telecommunications equipment.

        Debt and capital lease maturities for the years ended December 31 are as follows (in thousands):

2003	$3,508
2004	1,806
2005	1,427
2006	—
2007	210,631

8. Acquisitions and Transactions

Disposal of Alma-TV

        In May 2002, the Company sold its indirect 50% interest in Alma-TV, a cable television provider in Kazakhstan. The Company received cash proceeds of $9.4 million from the sale and incurred transaction costs of $0.9 million, which were comprised principally of a $0.8 million broker fee with the remaining balance related to legal and accounting fees. The Company recorded a gain on the disposition of $1.7 million.

Disposal of CIBBV / BELCEL

        In July 2002, the Company closed on the sale of its 100% ownership interest in Commstruct International Byelorussia B.V. ("CIBBV"). CIBBV was a holding company through which the Company owned a 50% interest in Belarus-Netherlands BELCEL Joint Venture ("BELCEL"), which owns a wireless network in Belarus. The Company received cash proceeds from the sale of $1.7 million and incurred immaterial transaction costs. The Company recorded a gain on the disposition of $1.3 million.

Disposal of OMCL / CAT

        In August 2002, the Company sold its indirect 74.1% interest in Omni-Metromedia Caspian, Ltd. ("OMCL"). OMCL was a holding company through which the Company owned a 50% interest in Caspian American Telecommunications LLC ("CAT"), a wireless telephony venture in Azerbaijan. The Company received proceeds of $0.1 million and incurred transactional costs of $0.1 million, which were composed of legal fees and a severance payment to CAT's former co-general director. As the Company had previously abandoned its operations at CAT, no loss was recognized on the disposal of CAT. The Company recognized a gain of $2.4 million on the sale of its business interest in OMCL to reverse a contingent liability that previously had been recorded for this business.

Acquisition of ZAO Comstar

        In December 2000, the Company acquired a 50% interest in ZAO Comstar, a digital fiber optic network operator in Moscow, from Marconi Communications Limited. The purchase price was $61.4 million in cash. ZAO Comstar is a business venture with the Moscow City Telephone Network. The Company disposed of its interests in Comstar subsequent to December 31, 2002. (See Note 17.)

Disposal of News Talk Radio

        In July 2000, the Company disposed of the operation of News Talk Radio, its radio operation in Germany, for $0.4 million and generated a gain of $2.8 million resulting from the settlement of accrued liabilities without a cash payment.

Disposal of Baltcom GSM

        In October 2000, the Company sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The sale agreement contained customary representations and warranties from the selling shareholders, including the Company, and indemnification provisions for the benefit of the buyer from the selling shareholders. The Company recorded an after-tax gain on this sale of $57.4 million in 2000.

Acquisition of FX Internet

        In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, an internet service provider, web hosting and domain registration service in Romania. The Company paid $2.5 million for a 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $0.5 million was used to expand its network. In addition, the remaining shareholders of FX Internet obtained a put option with Romsat TV for their remaining interest. Such put option was exercised on July 1, 2002 at $0.9 million.

9. Stockholders' Equity

Preferred Stock

        The Company has issued and outstanding 4.1 million shares (70.0 million authorized) of $1.00-par, 7 1/4% cumulative, convertible preferred stock as of December 31, 2002 and 2001.

        Cumulative dividends are payable quarterly, in either cash, the Company's common stock, or some combination thereof. Annual cash dividend requirements relative to the preferred stock would total $15.0 million if the Company made all such payments when due. Through March 15, 2001, the Company paid quarterly cash dividends to the holders of the preferred stock, but subsequent to that date, the Company has made no further dividend declarations or payments. As of December 31, 2002, dividends in arrears total $26.3 million.

        The preferred stock is redeemable at any time subsequent to September 15, 2000, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of December 31, 2002, the Company has not redeemed any of the preferred stock. The preferred stock is not subject to any sinking fund provisions.

        The preferred stock is convertible at any time at the option of the holders into shares of common stock of the Company. The rate used to determine the number of shares of common stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00. As of December 31, 2002, no shares of preferred stock have been converted into shares of common stock.

        In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the preferred stock will be entitled to be paid out of the Company's assets available for distribution to its stockholders, before any payment or distribution is made to the holders of common stock or other class of stock subordinated to the preferred stock. The holders of the preferred stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the preferred stock are entitled in the event the liquidation preference cannot be paid in full.

        The holders of the preferred stock have no voting rights. If dividends on the preferred stock are in arrears for six quarterly periods, however, the holders of the preferred stock will be entitled to elect two directors of the Company, and each share of preferred stock will be entitled to one vote. Such voting rights will continue until such time as the dividend arrearage has been paid in full.

        Upon the occurrence of a change of control of the Company (as defined), the holders of the preferred stock will have a one time option to convert all of their shares of preferred stock into shares of common stock at an adjusted conversion price (as defined).

Common Stock

        At December 31, 2002, the Company has reserved for future issuance shares of Common Stock in connection with stock option plans and preferred stock listed below (in thousands):

Stock option plans	8,061
Warrants	3,526
Preferred stock	13,800

25,387

Stock Option Plans

        On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the "1996 Plan"). The aggregate number of shares of common stock that may be the subject of awards under the plan is 8 million. The maximum number of shares which may be the subject of awards to any one grantee under the plan may not exceed 1 million in the aggregate. The plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 2002 there were approximately 5.5 million additional shares available for grant under the 1996 Plan.

        Following the PLD Telekom acquisition, the PLD Telekom stock options were converted into stock options exercisable for common stock of MMG in accordance with the exchange ratio. Such options are not covered under the Company's 1996 Plan. At December 31, 2002, options outstanding under the PLD plan and the Company's previous plans totaled approximately 2.6 million.

        The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 were $0.32; $1.12; and $3.63, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 117% in 2002, 107% in 2001 and 97% in 2000, expected dividend yield of zero percent, risk-free interest rate of 4.5% in 2002, 4.5% in 2001 and 4.6% in 2000 and an expected life of 4 years.

        Stock option activity during the periods indicated is as follows (in thousands except per share amounts):

	Number Of Shares	Weighted Average Exercise Price
Balance at January 1, 2000	8,217	$6.55
Options granted	2,517	$5.21
Options exercised	(750)	$1.61
Options forfeited	(1,656)	$6.36

Balance at December 31, 2000	8,328	$6.62
Options granted	950	$1.51
Options forfeited	(2,098)	$5.65

Balance at December 31, 2001	7,180	$6.23
Options granted	300	$0.38
Options forfeited	(1,775)	$5.56

Balance at December 31, 2002	5,705	$6.13

        At December 31, 2002, 2001, and 2000, the number of stock options exercisable was 4.9 million; 5.6 million; and 6.6 million, respectively, and the weighted-average exercise price of these options was $6.88; $6.98; and $6.81, respectively.

        The following table summarizes information about the stock options outstanding at December 31, 2002 (in thousands except per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices	Number outstanding at December 31, 2002	Weighted-average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted-average Exercise Price
$0.36 — $4.72	1,600	8.2	$2.07	905	$2.81
$5.25 — $7.44	2,709	1.7	$6.91	2,580	$7.00
$7.87 — $11.88	1,396	4.4	$9.29	1,396	$9.29

Warrants

        In connection with the acquisition of PLD Telekom, the Company issued to Travelers 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price, subject to adjustment, of not less than $10.00 per share or more than $15.00 per share.

        Warrants previously issued to holders of PLD Telekom, Inc. 14% Senior Notes and 9% Convertible Notes were converted into warrants to purchase a total of 140,655 and 28,842 shares, respectively, of common stock of the Company each at an exercise price of $10.86 per share. The warrants were exercisable and had an expiration date of March 31, 2003. Such warrants expired unexercised. In addition, the Company has outstanding warrants to purchase 2,656,824 shares of common stock of the Company at an exercise price of $10.39 per share resulting from the conversion of PLD Telekom, Inc. warrants. The warrants are exercisable and have an expiration date of June 12, 2006.

10. Income Taxes

        The Company files a consolidated Federal income tax return with all of its 80% or greater owned subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

        Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, consists of the following (in thousands):

	2002	2001	2000
Federal	$—	$—	$—
State and local	—	—	—
Foreign	6,187	7,892	10,349

Current	6,187	7,892	10,349
Deferred	—	—	—

	$6,187	$7,892	$10,349

        The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 applies to continuing operations.

        The Company had pre-tax losses from foreign operations of $5.3 million; $152.2 million; and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Pre-tax losses from domestic operations were $99.9 million; $88.3 million; and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Foreign tax expense for the years ended December 31, 2002, 2001 and 2000 reflects estimates of income taxes.

        The temporary differences and carryforwards which give rise to deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Net operating loss carryforward	$130,868	$111,912
Allowance for doubtful accounts	2,457	(2,838)
Reserves for self-insurance	2,019	3,343
Investment in equity investee	28,425	28,425
Purchase of safe harbor lease investment	(3,413)	(4,275)
Minimum tax credit (AMT) carryforward	10,734	13,036
Other reserves	5,966	9,890
Other	15,792	15,948

Subtotal before valuation allowance	192,848	175,441
Valuation allowance	(192,848)	(175,441)

Deferred taxes	$—	$—

        The net change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was an increase of $17.4 million, $20.0 million and $2.0 million, respectively.

        For certain of the Company's businesses, the tax basis is greater than their financial statement carrying amounts. If the restructuring plan for a business is effected in other than a tax-free manner, the Company would receive a tax benefit for the excess of the tax basis over the financial statement carrying amount. The benefit ultimately would be added to the Company's net operating loss carryforward and has not been recorded since, in management's opinion, it would be offset by a full valuation allowance. The Company's income tax expense for the years ended December 31, 2002, 2001 and 2000 differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the income tax expense. The reasons for these differences are explained in the following table (in thousands):

	2002	2001	2000
Benefit based upon federal statutory rate of 35%	$(36,815)	$(84,215)	$(4,894)
Foreign taxes	6,187	7,892	10,349
Amortization of goodwill	4,774	8,073	2,905
Foreign operations	1,839	53,276	(736)
Change in valuation allowance	(17,219)	3,127	(3,073)
Equity in losses of business ventures	12,711	2,805	3,238
Minority interest of consolidated subsidiaries	55	(31)	(826)
Current year operating losses not benefited	34,626	16,876	5,160
Other, net	29	89	(1,774)

Income tax expense	$6,187	$7,892	$10,349

        A portion of the difference reflected above for foreign operations includes charges for the write-down of goodwill, relative to the company's foreign operations.

        At December 31, 2002 the Company had available net operating loss carryforwards and unused minimum tax credits of approximately $374.0 million and $10.7 million, respectively, which can reduce future federal income taxes. These carryforwards and credits begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

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

11. Employee Benefit Plans

Defined Benefit Pension Plans

        The Company has two principal qualified retirement plans in the United States. The plans covered certain former employees of the Company or one of its subsidiaries. The Plan covering Company personnel was amended effective December 31, 1995 and such benefits were frozen as of that date. The Plan covering the former subsidiaries' personnel was amended effective December 31, 2002 and such benefits were frozen as of that date.

        Both plans are noncontributory defined benefit pension plans, under which pension benefits are calculated based on years of service and participants' compensation.

        The Company's policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement. Plan assets are primarily invested in equity and debt securities.

        The following table sets forth the combined plans' funded status, the pension liability and the net pension cost recognized in the Company's consolidated statements of operations for the years ended December 31, 2002 and 2001, which have been calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Comparable information for the year ended December 31, 2000 was not material to the Company's consolidated results of operations.

        The funded status of the defined benefit pension plans at December 31 was as follows (in thousands):

	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$15,964	$15,848
Service cost	199	231
Interest cost	1,121	1,175
Actuarial loss	1,791	(64)
Benefits paid	(1,146)	(1,226)

Benefit obligation at end of year	$17,929	$15,964

Change in plan assets:
Fair value of plan assets at beginning of year	$14,503	$15,411
Actual return on plan assets	(1,179)	135
Employer contributions	499	183
Benefits paid	(1,146)	(1,226)

Fair value of plan assets at end of year	$12,677	$14,503

Funded status	$(5,252)	$(1,461)
Unrecognized net actuarial (gain) loss	6,353	2,279
Unrecognized transition (asset) obligation	(236)	(318)
Unrecognized prior service cost	(50)	(65)

Prepaid (accrued) pension cost	$815	$435

Weighted-average assumptions as of December 31:
Discount rate	6.50%	7.25%
Rate of increase in future compensation levels	—	—
Expected long-term rate of return on assets	7.75% -8.00%	8.00% — 8.50%

Components of net periodic benefit cost:

	Year ended December 31,
	2002	2001
Service cost	$199	$231
Interest cost	1,121	1,175
Expected return on plan assets	(1,174)	(1,237)
Amortization of transition cost	(83)	(83)
Amortization of prior service cost	(15)	(15)
Recognized net actuarial loss	70	33

Pension expense	$118	$104

        As a result of a change in the additional minimum liability recognized, the Company has included $3.8 million and $1.3 million in other comprehensive income as of December 31, 2002 and 2001,

respectively. This liability was established by a charge to shareholders' equity, resulting in no effect to the accompanying consolidated statement of operations.

Supplemental Retirement Plan

        The Company also maintains an unqualified, unfunded supplemental retirement plan for certain former executives based in the U.S. The plan is a noncontributory defined benefit pension plan, under which pension benefits are calculated based on a formula incorporating years of service and participants' compensation.

        The following table sets forth the plan's funded status, the pension liability and the net pension cost recognized in the Company's consolidated statements of operations for the years ended December 31, 2002 and 2001, which have been calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Comparable information for the year ended December 31, 2000 was not material to the Company's consolidated results of operations.

        The funded status of the supplemental retirement plan at December 31 was as follows (in thousands):

	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,303	$2,432
Interest cost	227	175
Actuarial loss	222	1,040
Benefits paid	(344)	(344)

Benefit obligation at end of year	$3,408	$3,303

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	344	344
Benefits paid	(344)	(344)

Fair value of plan assets at end of year	$—	$—

Funded status	$(3,408)	$(3,303)
Unrecognized net actuarial (gain) loss	839	632

Prepaid (accrued) pension cost	$(2,569)	$(2,671)

Weighted-average assumptions as of December 31:
Discount rate	6.50%	7.25%
Expected long-term rate of return on assets	7.75%	8.50%

Components of net periodic benefit cost:

	Year ended December 31,
	2002	2001
Interest cost	$227	$175
Recognized net actuarial loss	16	(6)

Pension expense	$243	$169

        As a result of a change in the additional minimal liability recognized, the Company has included $0.2 million in other comprehensive loss as of December 31, 2002.

Postretirement Medical Benefit Program

        The Company also provides an unfunded group medical plan and life insurance coverage for certain former employees subsequent to retirement.

        The following table sets forth the program's funded status, liability and the net cost recognized in the Company's consolidated statements of operations for the years ended December 31, 2002 and 2001, which have been calculated in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Comparable information for the year ended December 31, 2000 was not material to the Company's consolidated results of operations.

        The funded status of the program at December 31 was as follows (in thousands):

	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$489	$411
Service cost	1	1
Interest cost	36	35
Actuarial loss	148	118
Benefits paid	(86)	(76)

Benefit obligation at end of year	$588	$489

Funded status	$(588)	$(489)
Unrecognized net actuarial (gain) loss	493	366

Prepaid (accrued) pension cost	$(95)	$(123)

Weighted-average assumptions as of December 31:
Discount rate	6.50%	7.25%
Rate of increase in future compensation levels	5.00%	5.00%

Components of net periodic benefit cost:

	Year ended December 31,
	2002	2001
Service cost	$1	$1
Interest cost	36	34
Recognized net actuarial loss	21	—

Pension expense	$58	$35

        The assumed 2002 annual health care cost trend rates is 10.0%, gradually decreasing to 5.0% in 2007. A 1% increase in the rates would have increased the 2002 accumulated postretirement benefit obligation by an estimated $38,000. A 1% decrease would have reduced the obligation by an estimated $33,000.

Defined Contribution Plans

        The Company sponsors defined contribution plans covering most U.S.-based employees as well as U.S. employees in other countries in which the Company does business. Participants may contribute a portion of their pay to the plans, and the Company may match such contributions up to 50% of the first 6% of the participants' compensation contributed, or at rates determined under bargaining unit agreements, for such employees. For the years ended December 31, 2002, 2001 and 2000, the Company's contribution expense was nil, $0.4 million, and $0.4 million, respectively.

12. Business Segment Data

        The Company has operations in Eastern Europe and the CIS which provide the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television; and (iv) radio broadcasting.

        The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees.

        The Company's segment information is set forth as of and for the years ended December 31, 2002, 2001 and 2000 in the following tables (in thousands):

Year ended December 31, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$71,456	$—	$14,412	$17,734	$1,044	$104,646
Cost of services	25,179	—	2,896	—	—	28,075
Selling, general and administrative	21,105	—	8,366	17,148	32,217	78,836
Depreciation and amortization	13,148	—	3,808	1,730	8,856	27,542
Asset impairment and restructuring charges, net	2,212	—	6,560	—	(40)	8,732

Operating income (loss)	$9,812	$—	$(7,218)	$(1,144)	$(39,989)	(38,539)

Unconsolidated Business Ventures
Revenues	$91,217	$54,582	$21,277
Cost of services	44,859	8,568	3,966
Selling, general and administrative	21,662	9,475	11,647
Depreciation and amortization	21,526	14,828	6,541
Asset impairment charge	440	750	—

Operating income (loss)	$2,730	$20,961	$(877)

Net income (loss)	$(2,319)	$19,025	$(2,814)

Equity in income (losses) of unconsolidated investees	$(34,619)	$6,010	$258			(28,351)

Interest expense						(22,267)
Interest income						1,146
Gain on disposition of business						5,176
Foreign currency gain						1,342
Other income (expense)						31
Minority interest						(4,692)
Income tax expense						(6,187)
Discontinued components						(15,876)
Cumulative effect of exchange in accounting principle						(3,157)

Net loss						$(111,374)

Year ended December 31, 2001
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$87,490	$—	$13,215	$14,069	$1,849	$116,623
Cost of services	38,677	—	3,096	—	(16)	41,757
Selling, general and administrative	21,826	—	6,562	12,674	33,987	75,049
Depreciation and amortization	17,731	—	5,326	1,758	23,672	48,487
Asset impairment and restructuring charges, net	—	—	—	—	67,848	67,848

Operating income (loss)	$9,256	$—	$(1,769)	$(363)	(123,642)	(116,518)

Unconsolidated Business Ventures
Revenues	$92,019	$46,623	$23,880	$1,283
Cost of services	46,239	8,010	10,469	—
Selling, general and administrative	25,040	8,256	10,527	1,649
Depreciation and amortization	23,209	12,083	11,266	256

Operating income (loss)	$(2,469)	$18,274	$(8,382)	(622)

Net income (loss)	$(9,141)	$15,435	$(14,050)	$(662)

Equity in income (losses) of unconsolidated investees	$(17,097)	$3,213	$(32,440)	$(2,060)		(48,384)

Interest expense						(20,972)
Interest income						2,401
Loss on disposition of businesses, net						(335)
Foreign currency gain						130
Other income						692
Minority interest						(3,196)
Income tax expense						(7,892)
Discontinued components						(54,457)

Net loss						$(248,531)

Year ended December 31, 2000
(in thousands)

	Fixed Telephony	Wireless Telephony		Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$102,881	$		$7,263	$14,709	$4,769	$129,622
Cost of services	27,702		—	1,536	—	587	29,825
Selling, general and administrative	27,556		—	4,026	14,094	34,875	80,551
Depreciation and amortization	16,786		—	3,266	1,170	26,266	47,488
Asset impairment and restructuring charges, net	—		—	—	—	(1,511)	(1,511)

Operating income (loss)	$30,837		$—	$(1,565)	$(555)	(55,448)	(26,731)

Unconsolidated Business Ventures
Revenues	$33,718		$63,583	$28,898	$1,602
Cost of services	18,789		11,615	6,227	—
Selling, general and administrative	13,227		17,240	15,536	1,811
Depreciation and amortization	12,842		17,171	8,738	161

Operating income (loss)	$(11,140)		$17,557	$(1,603)	(370)

Net income (loss)	$(14,648)		$9,639	$(11,017)	(132)

Equity in income (losses) of unconsolidated investees	(9,968)		10,408	(9,027)	(6,502)		(15,089)

Interest expense							(19,566)
Interest income							5,428
Gain on disposition of businesses, net							59,020
Foreign currency loss							(606)
Other income							5,032
Minority interest							(3,010)
Income tax expense							(10,349)
Discontinued components							(18,433)

Net loss							$(24,304)

        Information about the Company's continuing operations in different geographic locations for 2002, 2001 and 2000 is as follows (in thousands):

	Assets at December 31,		Revenues for the year ended December 31,
	2002	2001	2002	2001	2000
CIS
Russia	$145,877	$222,970	$80,542	$97,001	$110,785
Georgia	31,906	30,923	2,566	2,294	350
All other CIS	3,839	8,200	2,966	2,851	1,408
Eastern Europe
Romania	9,961	10,289	6,524	6,191	4,933
Hungary	5,671	5,964	4,707	3,536	5,355
All other Eastern Europe	5,812	7,933	5,432	3,296	3,689
Other	1,785	1,708	1,909	1,454	3,102

	$204,851	$287,987	$104,646	$116,623	$129,622

        The Company's investments in and advances to business ventures and goodwill include amounts maintained at the segment and corporate headquarters in the United States. Such amounts are relative to the operations in different geographic locations.

13. Other Consolidated Financial Statement Information

Accounts Receivable

        Accounts receivable are recorded at net realizable value. The allowance for doubtful accounts, which at December 31, 2002 and 2001 was $4.2 million and $3.5 million, respectively, was determined through a review of historical activity and specific outstanding balances at the subsidiary level.

Property, Plant and Equipment

        Property, plant and equipment at December 31, 2002 and 2001 consists of the following (in thousands):

	2002	2001	Depreciation Range
Land	$41	$37
Buildings and improvements	7,150	6,691	10 years
Machinery and equipment	178,104	191,182	2 to 12 years
Leasehold improvements	1,112	598	Up to 10 years
Less: Accumulated depreciation and amortization	(93,715)	(97,369)

	$92,692	$101,139

Intangible Assets

        Intangible assets at December 31, 2002 and 2001 consist of the following (in thousands):

	2002		2001
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Licenses	$44,902	$(26,135)	$63,385	$(32,972)
Customer lists	2,899	(2,899)	2,899	(1,751)
Broadcast rights and other intangibles	4,746	(2,451)	6,340	(2,034)

	$52,547	$(31,485)	$72,624	$(36,757)

Accrued Expenses

        Accrued expenses at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Accrued taxes	$11,856	$13,046
Accrued salaries and wages	9,478	8,574
Accrued interest	5,681	491
Self-insurance reserves	4,357	3,685
Deferred revenues	2,779	4,222
Accrued settlement costs	—	2,332
Accrued restructuring costs	—	910
Other	16,683	19,863

	$50,834	$53,123

Self-Insurance Reserves

        For the year ended December 31, 2002 and 2001, the Company revised the estimated value of its self-insured workers' compensation and product liability claims based on its claims experience, which resulted in reductions in the reserve of $0.9 million and $7.8 million, respectively.

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

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes adjustments for the minimum pension liability of $3.9 million, $1.3 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000,

respectively and currency translation gains (losses) of $(0.8) million, $0.7 million and $(1.2) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Supplemental Disclosure of Cash Flow Information

        Supplemental disclosure of cash flow information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Cash paid during the year for:
Interest	$11,824	$706	$942

Taxes	$7,377	$7,392	$10,151

        Interest expense includes accretion of debt discount of $5.3 million, $20.3 million and $18.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Commitments and Contingent Liabilities

Commitments

        The Company is obligated under various operating and capital leases. Total rent expense amounted to $2.9 million, $3.6 million and $5.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Minimum rental commitments under non-cancelable leases are set forth in the following table (in thousands):

Year	Capital Leases	Operating Leases
2003	$1,684	$1,198
2004	1,544	624
2005	1,296	620
2006	—	109
2007	—	87
Thereafter	—	56

Total	4,524	$2,694
Less: amount representing interest	661

Present value of future minimum lease payments	$3,863

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at December 31, 2002 are summarized as follows (in thousands):

Benefit Plans	$9,200
Loan guarantee (1)	1,400

$10,600

(1)
The Company has a $1.4 million recorded liability for its obligation under the loan guarantee.

        Benefit Plans.    The Company maintains certain benefit plans for former employees of the Company and its subsidiaries. During 2002, actual asset returns for the Company's plans were adversely affected by continued deterioration in the equity markets. For the year ended December 31, 2002, the asset returns on the plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected the Company's year end, funded status. However, additional contributions, which are expected to be $0.6 million in 2003, will favorably impact the pension funded status. As of December 31, 2002, future benefit obligations of these plans exceeded the fair value of plan assets by $9.2 million.

        Loan Guarantee.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At December 31, 2002, only $1.4 million remained outstanding under this financing arrangement.

Contingencies

Risks Associated with the Company's Investments

        The ability of the Company and its business ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe and the CIS. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

        Issues were raised about the Company's control of Roscomm Limited, a Guernsey company ("Roscomm") through which the Company owns a 10% stake in Teleport-TP, and about the Company's control of Roscomm's ownership interest in Teleport-TP. An individual who was a former minority shareholder in Technocom and its subsidiaries at the time of the September 1999 merger of the Company and PLD Telekom, Inc. (at which time, the Company, and who undertook at the time of the merger, in exchange for compensation, to resign from all positions, including Roscomm), apparently retained the position of sole director of Roscomm following the merger, and continues to retain that position. The Company believes that the individual in question wrongfully occupied the position of sole director of Roscomm Limited in violation of the 1999 agreement. Negotiations with the individual failed to result in a solution acceptable to the Company.

        Due to these events, the Company ceased consolidation of Teleport-TP as of March 31, 2002 and began reporting results of Teleport-TP on the equity method of accounting. Due to further deteriorations of events throughout the year including denied access to financial records, the Company determined that it was most appropriate to account for its investment in Teleport-TP on the cost method of accounting. In light of these events and the unsatisfactory resolution of court proceedings during 2002, the Company determined that an indicator of impairment of its investment in Teleport-TP had occurred.

        In accordance with the provisions of APB Opinion No. 18, management compared the carrying value of Teleport-TP with the probability weighted cash flow analysis based on management's expectations as to its ability to extract value from Teleport-TP. Such comparison resulted in the Company recording a charge to Equity in losses of and write-down of investment in unconsolidated investees of $5.5 million in the three months ended June 30, 2002, which represented management's then best estimate of the excess carrying value of the Company's investment in Teleport-TP over the expected fair value. Such remaining investment is included in Other Assets in the accompanying balance sheet.

        Summarized financial information as of and for the years ended December 31 of Teleport-TP which is included in the Company's consolidated financial statements is as follows (in thousands):

	2002	2001	2000
Revenues	$7,368	$31,621	$27,360
Cost of sales and operating expenses	5,558	21,938	14,518
Selling, general and administrative	1,146	9,099	8,872
Depreciation and amortization	576	11,392	10,688
Asset impairment charge	—	11,955	—

Operating income (loss)	$88	$(22,763)	$(6,718)

Equity in losses of unconsolidated investees	$(6,046)	$—	$—

2001
Current assets	$14,025
Total assets	45,842
Current liabilities	46,873
Total liabilities	57,925

        On June 25, 2003, the Company sold its 100% interest in Technocom to Grosco Holding Limited for proceeds of $4.5 million. See Note 17 for further discussion.

Foreign Currency

        The Company's strategy is to minimize its foreign currency risk. To the extent possible, the Company bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Company's subsidiaries and business ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Company's subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase.

Licenses

        The licenses pursuant to which the Company's businesses operate are issued for limited periods, including certain licenses, which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2002, certain licenses held by the Company had expired, although the Company has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Company's business ventures will expire during 2003 and 2004. The Company's business ventures will apply for renewals of their licenses as these licenses come up for renewal.

Credit Concentrations

        The Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2002, due to the wide variety of customers/subscribers and markets into which the Company's services are sold and their dispersion across many geographic areas.

        Certain customers account for a significant portion of the total revenues of certain of the Company's telephony business ventures and the loss of these customers would materially and adversely affect their results of operations.

        Several of the Company's customers, interconnect parties or local operators experience liquidity problems from time to time. The Group's dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

Letters of Credit

        At December 31, 2002 the Company had $3.5 million of outstanding letters of credit which serve principally as collateral for certain liabilities under the Company's self-insurance program. Such letters of credit are fully collateralized.

Escrowed Severance

        As a condition of the settlement for the disposal of Snapper's assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $2.3 million as of December 31, 2002.

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

Environmental Protection

        The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2002. As of December 31, 2002, the Company had a remaining reserve of approximately $0.8 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

Report to the Pension Benefit Guaranty Corporation

        The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation ("PBGC"). In June 2003, we notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan, (iii) that the Company had recently added extra contributions to one plan, and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not responded to our June 2003 notification but it might seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

15. Related Party Transactions

        The Company paid a management fee to Metromedia Company, the Company's largest shareholder, for certain general and administrative services provided by Metromedia Company personnel. Such management fee amounted to $3.8 million for each of the years ended December 31, 2001 and 2000. The agreement pursuant to which the fixed management fee was payable to Metromedia Company was terminated effective as of December 31, 2001. Thereafter, the Company entered into a new Consulting Services Agreement with Metromedia Company for the provision by Metromedia Company to the Company of certain consulting services on an hourly basis as requested by the Company.

        In early September 2002, the existing Consulting Services Agreement between the Company and Metromedia Company was amended to provide that the term of the Consulting Services Agreement would continue in effect until September 15, 2002 and would continue, thereafter unless and until Metromedia Company or the Company provided written notice of termination to the other party, whereupon the Consulting Services Agreement would immediately terminate. Metromedia Company has not given any notice of termination as of the date of filing of this Annual Report on Form 10-K.

        The services provided by Metromedia Company pursuant to the agreement have been provided as requested and have been invoiced and paid at agreed-upon hourly rates. There is no minimum required level of services. We are also obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement. Pursuant to the agreement, we agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement. Such consulting fees amounted to $0.8 million for the year ended December 31, 2002.

16. Selected Quarterly Financial Data (unaudited)

        Selected financial information for the quarterly periods in 2002 and 2001 is presented below (in thousands, except per share amounts):

	For the quarterly period ended (a)
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$31,257	$23,940	$24,368	$25,081
Operating loss	(8,566)	(9,886)	(7,253)	(12,834)
Equity in income (losses) of unconsolidated investees	510	(2,337)	(26,293)	(231)
Loss from continuing operations attributable to common stockholders (b)	(20,303)	(22,951)	(40,436)	(23,659)
(Loss) income from discontinued components (a)	(14,194)	767	(7,913)	5,464
Cumulative effect of a change in accounting principle (d)	(3,157)	0	0	0

Net loss attributable to common stockholders	$(37,654)	$(22,184)	$(48,349)	$(18,195)
Income (loss) per common share-Basic and Diluted:
Continuing operations (b)	(0.22)	(0.24)	(0.43)	(0.25)
Loss from discontinued components (a)	(0.15)	0.00	(0.08)	0.06
Cumulative effect of a change in accounting principle (d)	(0.03)	0.00	0.00	0.00

Net loss	(0.40)	(0.24)	(0.51)	(0.19)

	For the quarterly period ended (a)
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$29,740	$27,864	$30,181	$28,838
Operating loss	(9,102)	(14,377)	(11,268)	(81,771)
Equity in losses and write-down of investment in unconsolidated investees	(9,210)	(1,394)	(8,761)	(29,019)
Loss from continuing operations attributable to common stockholders (b)	(29,414)	(25,989)	(31,316)	(122,363)
Loss from discontinued components (a)	(675)	(189)	(4,369)	(49,224)

Net loss attributable to common stockholders	$(30,089)	$(26,178)	$(35,685)	$(171,587)

Loss per common share—Basic and Diluted:
Continuing operations	$(0.31)	$(0.28)	$(0.33)	$(1.30)
Loss from discontinued components (a)	(0.01)	0.00	(0.05)	(0.52)

Net income (loss)	$(0.32)	$(0.28)	$(0.38)	$(1.82)

(a)
As more fully discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has presented the entities that met the criteria for classification as a Discontinued Component as of December 31, 2002 and presented restated selected quarterly financial data, accordingly.

(b)
Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company's 7 1/4% cumulative convertible preferred stock.

(c)
The Company adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to business ventures. The total non-cash charge and write-down, net was $30.3 million and $11.9 million in the third and fourth quarters of 2002, respectively. The total non-cash charge and write-down was $7.0 million and $143.9 million in the third and fourth quarters of 2001, respectively.

(d)
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. As a result of applying transitional impairment tests, the Company recorded a cumulative effect of a change in accounting principle of $3.2 million as of January 1, 2002.

17. Subsequent Events

Delisting Action

        On February 25, 2003, the Company received notice from the staff of The American Stock Exchange (the "Exchange" or "AMEX") indicating that the Exchange filed an application with the United States Securities and Exchange Commission on February 20, 2003, to strike the Company's Common Stock and 7 1/4% Cumulative Convertible Preferred Stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003. As a result, the Company's Common Stock (OTCBB: MTRM) and 7 1/4% Cumulative Convertible Preferred Stock (OTCBB: MTRMP) are now trading on the OTC Bulletin Board.

Employee Matters

        In February 2003, Mr. Brazell resigned his positions as Chairman of the Board of Directors, President and Chief Executive Officer with the Company and was replaced by Mr. Hauf who was also elected Chairman of the Board of Directors. Mr. Brazell continued as a director of the Company until his resignation, in April 2003.

        In February 2003, Mr. Mosner's employment was terminated by the Company without cause as part of the Company's overall restructuring and cost reduction program. Mr. Mosner had served the Company in the capacity of Senior Vice President, General Counsel and Secretary.

        In connection with the terminations of substantially all of the Company's employees at its headquarters in New York and certain European-based business venture support presonnel during the first quarter 2003, the Board of Directors of the Company approved a key employee retention program providing retention and severance payments for terminated employees.

        In accordance with generally accepted accounting principles, the amount of termination benefits will be reflected over the service periods of affected employees in selling, general and administrative expenses in the Company's operating results in each of the three quarters ending September 30, 2003. To the extent that the affected employees are employed at businesses that will be discontinued, the expense will be reflected in results of operations of discontinued components.

Adamant Transaction

        On April 24, 2003 the Company completed an exchange with Adamant of its ownership in certain of its business units in Russia for approximately $58.6 million, face value, of the Company's Senior Discount Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow based fixed-line telephony operator, Kosmos TV, a Moscow based cable television operator, and the Company's Russian radio businesses (the "Radio Businesses"). In addition to conveying the Senior Discount Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant. The Company will recognize a total gain of $33.0 million on the transaction in April 2003, which is comprised of a gain of $25.4 million related to the early extinguishment of the exchanged Senior Discount Notes and $7.6 million on the transfer of its interests in the Radio Businesses. The extinguishment gain will be reflected in loss from continuing operations and the gain on sale of business interests will be reflected in gain or loss on sale of discontinued components will be reflected in the consolidated statement of operations for the three months ended June 30, 2003. In addition, in the year ended December 31, 2002, the Company recorded an additional impairment charge of $1.1 million to reflect Comstar and Kosmos TV, unconsolidated investees of the Company, at their respective fair values. This charge was reflected in the equity in losses and write-down of investment in unconsolidated investees in the accompanying consolidated statement of operations.

Technocom Transaction

        On June 27, 2003, the Company sold its wholly-owned subsidiary Technocom Limited ("Technocom") for $4.5 million. Technocom holds interests in several Russian telecommunication enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of

Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses; including claims arising from the litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders. The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in the Company realizing an estimated gain of $2.9 million on the disposition, which will be recorded in the three months ended June 30, 2003.

        The Radio Businesses discussed above and Technocom met the criteria for classification as a Discontinued Component as outlined in SFAS No. 144 during the three months ended March 31, 2003 and will be presented as such in those financial statements. The combined operating results of the Radio Businesses, included in the Radio Segment, reflected in the accompanying consolidated statement of operations are as follows:

	Year ended December 31,
	2002	2001	2000
Revenues	$7,430	$8,043	$6,485
Operating income	2,147	2,584	1,610
Net income	$1,083	$1,477	$1,175

        The operating results of Technocom, included in the Telephony segment, reflected in the accompanying statement of operations are as follows:

	Year ended December 31,
	2002	2001	2000
Revenues	$8,625	$32,419	$27,808
Asset impairment charge	—	(66,829)	—
Operating loss	(3,634)	(69,934)	(954)
Net loss	$(9,517)	$(70,897)	$(3,719)

        Included in the consolidated balance sheet are the following assets and liabilities of the Radio Businesses and Technocom:

	2002	2001
Accounts receivable, net	$859	$7,693
Other current assets	2,189	8,272

Current assets	$3,048	$15,965

Property, plant and equipment, net	$6,254	$9,648
Intangibles, net	1,375	5,865
Other noncurrent assets	8,795	130

Noncurrent assets	$16,424	$15,643

Accrued expenses	$12,143	$13,790
Accounts payable	860	845
Current portion of long-term debt	1,675	806

Current liabilities	$14,678	$15,441

        Comstar and Kosmos TV, unconsolidated investees of the Company included in the Adamant disposal group, met the criteria for classification as an Asset Held for Sale as outlined in SFAS 144 during the three months ended March 31, 2003 and will be reflected as such in those financial statements. Included in investments in and advances to ventures on the consolidated balance sheet at December 31, 2002 and 2001, respectively, is $31.2 million and $63.7 million related to such ventures. As SFAS 144 does not apply to investments accounted for on the equity method of accounting when determining whether such assets are considered discontinued components, the results of such ventures will continue to be presented in the statement of operations of the company in equity in losses and write-down of investment in unconsolidated investees until the disposal date. The combined results of Comstar and Kosmos TV for the years ended December 31, 2002, 2001 and 2000 (which includes only the results of Comstar from the date the Company's 50% interest was acquired) are summarized as follows:

	2002	2001	2000
Revenues	$70,651	$74,369	$10,283
Operating (loss) income	7,540	7,201	(836)
Net (loss) income	$3,314	(1,567)	(1,752)
Adjustments for basis differences	(31,977)	(25,252)	(2,481)
Equity in (losses) income of unconsolidated investees	$(30,310)	$(26,103)	$(3,083)

10 1/2% Senior Discount Note Compliance

        On May 16, 2003, the Company received notification from the trustee of its Series A and B 10 1/2% Senior Discount Notes Due 2007 ("Senior Notes") concerning compliance with the covenants as outlined in the indenture governing the Senior Notes (the "Indenture"). The trustee reported that the Company had not yet filed with the Securities and Exchange Commission and furnished to the trustee certain statements, the timely public filing of which is required under Section 4.3(a) of the Indenture.

The required statements include the Company's Form 10-K and Form 10-Q for periods ending December 31, 2002 and March 31, 2003, respectively. The trustee reported that, under the terms of the Indenture, the Company must resolve this compliance item within 60 days of receipt of the trustee's letter or the trustee will be required to declare an event of default. If such default were declared, the trustee or holders of at least 25% aggregate principal value of Senior Notes outstanding could demand all Senior Notes to be due and Payable immediately. As part of his annual reporting duties under Section 7.6 of the Indenture, the trustee reported these compliance issues to the SEC and the holders of the Senior Notes on May 15, 2003. Concurrent with the filing of this Form 10-K and the Company's March 31, 2003 10-Q and delivery of certain certifications to the Trustee, the Company expects to be in compliance with such covenants.

INDEPENDENT AUDITORS' REPORT

        To the Shareholders and Board of Directors of ZAO Comstar:

        We have audited the accompanying consolidated balance sheet of ZAO Comstar ("the Company") as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The consolidated financial statements of the Company for the year ended December 31, 2001 were not audited by us, and accordingly, we express no opinion on them.

As discussed in Note 21 to the consolidated financial statements, on April 24, 2003, Metromedia International Telecommunications, Inc., a parent Company, sold its ownership in the Company."

/s/ Deloitte & Touche

February 14, 2003, except for Note 21, as to which the date is July 11, 2003

ZAO "COMSTAR" AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002
(in US Dollars and in thousands)

	Notes	2002	2001
			(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3	$5,389	$7,905
Trade receivables, net	4	5,690	5,124
Other receivables and prepaid expenses	5	4,980	5,621
Inventories, net	6	3,867	2,662
Deferred subscribers acquisition cost, current portion		920	716
Other current assets	7	2,612	4,522

Total current assets		23,458	26,550

PROPERTY, PLANT AND EQUIPMENT, net	8	59,297	60,980
INTANGIBLE ASSETS, net	9	2,210	3,533
DEFERRED TAX ASSETS	14	514	434
DEFERRED SUBSCRIBERS ACQUISITION COST		1,842	1,433
OTHER LONG TERM ASSETS	10	2,706	2,706

TOTAL ASSETS		$90,027	$95,636

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable		$1,777	$1,540
Other payables and accrued liabilities	11	3,370	2,504
Taxes payable		410	267
Advances received		677	762
Current portion of long-term debt	12	6,172	9,350
Deferred revenue, current portion		1,634	1,699

Total current liabilities		14,040	16,122

LONG-TERM LIABILITIES:
Deferred revenue		3,270	3,399
Deferred tax liability	14	150	261
Long-term debt	12	6,755	12,557

Total long-term liabilities		10,175	16,217

TOTAL LIABILITIES		24,215	32,339

SHAREHOLDERS' EQUITY:
Common stock 1,000 shares authorized, issued and outstanding at 23,021 RUR par	13	10,088	10,088
Retained earnings		55,724	53,209

TOTAL SHAREHOLDERS' EQUITY		65,812	63,297

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$90,027	$95,636

See notes to consolidated financial statements.

ZAO "COMSTAR" AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002
(in US Dollars and in thousands)

	Notes	2002	2001
			(Unaudited)
REVENUE	15	$63,685	$68,270
COST OF SALES	16	(26,532)	(29,552)

GROSS PROFIT		37,153	38,718
Selling, general and administrative expenses	17	(13,444)	(16,237)
Depreciation and amortization		(12,829)	(12,326)
Other operating expenses, net	18	(2,115)	(2,162)

OPERATING INCOME		8,765	7,993
OTHER INCOME (EXPENSES):
Interest income		221	405
Interest expense		(1,049)	(1,410)
Currency exchange and translation gain/(loss)		309	(419)

INCOME BEFORE INCOME TAX EXPENSE		8,246	6,569
INCOME TAX EXPENSE	14	(2,731)	(4,254)

NET INCOME		$5,515	$2,315

See notes to consolidated financial statements.

ZAO "COMSTAR" AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002
(in US Dollars and in thousands)

	2002	2001
		(Unaudited)
OPERATING ACTIVITIES:
Net Income	$5,515	$2,315
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,829	12,326
Loss on disposal of fixed assets	258	238
Deferred taxation charge	(191)	330
Inventory provision	76	(47)
Provision for doubtful receivables	22	709
Changes in operating assets and liabilities:
Trade receivables, net	(588)	774
Other receivables and prepaid expenses	641	(4,898)
Inventories, net	(1,129)	(47)
Accounts payable and accrued liabilities	237	(909)
Deferred revenue liability	(807)	268
Taxes payable	144	(39)
Other payables	866	877
Interest payable	(225)	(221)
Advances received	(85)	(187)
Net cash provided by operations	17,563	11,489

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,033)	(7,816)
Purchase of intangible assets	(201)	(941)

Net cash used in investing activities	(10,234)	(8,757)

FINANCING ACTIVITIES:
Repayment of borrowings	(8,755)	(7,818)
New borrowings	—	4,001
Escrow account	1,910	284
Payment of dividends on common stock	(3,000)	(2,478)

Net cash used in financing activities	(9,845)	(6,011)

INCREASE/(DECREASE) IN CASH	(2,516)	(3,279)
CASH, beginning of year	7,905	11,184

CASH, end of year	$5,389	$7,905

CASH PAID DURING THE YEAR FOR:
Income taxes	$2,648	$4,291
Interest paid, net	1,053	1,631

See notes to consolidated financial statements.

ZAO "COMSTAR" AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002
(in US Dollars and in thousands)

	Share capital	Additional paid-in capital	Retained earnings	Total
Balances at January 1, 2001 (Unaudited)	$10,088	$—	$53,372	$63,460
Dividends paid	—	—	(2,478)	(2,478)
Income for the year	—	—	2,315	2,315

Balances at December 31, 2001 (Unaudited)	$10,088	$—	$53,209	$63,297
Dividends paid	—	—	(3,000)	(3,000)
Income for the year	—	—	5,515	5,515

Balances at December 31, 2002	$10,088	$—	$55,724	$65,812

See notes to consolidated financial statements.

ZAO "COMSTAR" AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002
(in US Dollars and in thousands)

1    DESCRIPTION OF BUSINESS

        Nature of business—Closed Joint Stock Company Comstar, ("the Company"), was incorporated in 1989 as a limited liability partnership between GPT (Exports) Limited (currently "Marconi International Limited"), a company incorporated in the United Kingdom and Open Joint Stock Company Moscow City Telephone Network ("MGTS"), the local telephone operator for Moscow. In December 2000, Metromedia International Telecommunications Inc. ("Metromedia"), a global communications company incorporated in the United States of America, acquired the shares of the Company, previously held by Marconi International Limited. Common stock is held as follows at the year-end:

% in share capital
MGTS	50%
Metromedia	50%

        The principal activities of the Company and its subsidiaries ("the Group") is the provision of telecommunication services primarily to commercial customers. The Companies services comprise the following:

  •
  Local, national and international telecommunications services, including corporate networks, telecom operator services, card payphone services;

  •
  Internet access;

  •
  Access to banking, financial and information systems and services;

  •
  ISDN;

  •
  Videoconferencing.

The Company is incorporated and registered in the Russian Federation.

        Subsidiaries of the Company, namely M/P "Svyaz" and "TWT—Ukraine", are registered in Ukraine and were acquired in May 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America ("US GAAP"). The Group's entities maintain accounting records and prepare their financial statements in Russian rubles and Ukrainian Grivnas in accordance with the requirements of accounting and tax legislation in Russia and Ukraine, respectively. The accompanying consolidated financial statements differ from the financial statements prepared for statutory purposes in Russia in that they reflect certain adjustments, not recorded in the accounting books of the Group's entities, which are appropriate to present the financial position, results of operations and cash flows in accordance with accounting standards generally accepted in United States of America (US GAAP).

        Principles of Consolidation—The consolidated financial statements include the accounts of subsidiaries, controlling interest in which is owned by the Company and related parties. All significant intercompany transactions and balances have been eliminated upon consolidation. The ownership interest of the Company in the subsidiaries as of December 31, 2002 is as follows:

Operating entities	Short name	Direct Ownership Interest 2002	Principal activity
M/P "Svyaz"	Svyaz	100%	Holding company, owning 53% of TWT Ukraine
"TWT—Ukraine"	TWT	47%	Telecommunication services

        Use of Estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses of the reporting period. Actual results could differ from those estimates.

        Concentration of Business Risk—The Group's principal business activities are within the Russian Federation. Laws and regulations affecting businesses operating in the Russian Federation and Ukraine are subject to rapid changes and the Group's assets and operations could be at risk due to negative changes in the political and business environment.

        Foreign Currency Translation—The Group follows a translation policy in accordance with Statement on Financial Accounting Standards No. 52, "Foreign Currency Translation". Due to the hyperinflationary economy in the RF, the Group's reporting currency, US dollar, has been designated as the Group's functional currency. Accordingly, all foreign currency financial statements are translated into US dollars using the remeasurement method. Monetary assets and liabilities are translated into US dollars at the rate in effect as of the balance sheet date. Nonmonetary balance sheet amounts, revenues and expenses are translated at the rate prevailing on the date of the transaction. Exchange gains and losses arising from the remeasurement of monetary assets and liabilities not denominated in US dollar are included in currency exchange and translation gains (losses).

        The Russian ruble and Ukrainian grivna are not a fully convertible currency outside of the territory of the Russian Federation and Ukraine. The translation of ruble and grivna denominated assets and liabilities into US dollars for the purpose of these financial statements does not indicate that the Group could realize or settle in US dollars the reported values of the assets and liabilities. Likewise, it does not indicate that the Group could return or distribute the reported US dollar values of capital and retained earnings to its shareholders.

        The fair value of financial instruments, consisting of cash, trade accounts receivable, advances to suppliers and other assets, trade accounts payable and accrued liabilities, all of which are included in current assets and current liabilities, approximate the carrying value. The borrowing from Vnesheconombank is guaranteed by 50% shareholder, MGTS, as disclosed in Note 12.

        Cessation of Hyperinflation in Russia—Effective January 1, 2003, the economy of the Russian Federation ceased to be hyperinflationary. Accordingly, the Company will review its application of the provisions set forth in SFAS 52 "Foreign Currency Translation". Currently, management is in the process of assessing the impact on the Company's financial reporting by the potential change of its functional currency.

        Impairment of long-lived assets—Long-lived assets, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

        Based on analysis performed management has determined that no impairment has occurred in relation to its investment in long-lived assets during the year ended December 31, 2002.

        Accounting for leases—Leases of property, plant and equipment where the Group assumes substantially all the benefits and risks of ownership are classified as finance leases. Finance leases are capitalized at the estimated present value of the underlying lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The corresponding rental obligations, net of finance charges, are included in short-term payables. The interest element of the finance charge is charged to the income statement over the lease period. The property, plant and equipment acquired under finance lease contracts are depreciated over the useful life of the asset or over the lease period, which ever is shorter.

        Revenue Recognition—The Group recognizes revenue when services are rendered based on customers' usage of the network and other facilities. Subscription revenues from customers arc recognized, net of rebates, in the period for which the service is provided. Revenue based on minutes of traffic is recognized according to the date of the service.

        The Group has applied the provisions of Staff Accounting Bulletin No. 101 (SAB 101) issued by the Securities and Exchange Commission (SEC) in December 1999. Based on SAB 101, revenues associated with new service activation and certain related costs are deferred over the customer relationship period which at present is 3 years.

        Amounts received from customers in advance of the provision of the service are accounted for as advances received.

        Incremental direct cost associated with revenue deferred under SAB 101 are capitalized by the Group and amortized over the period in which related deferred revenue is recognized in statement of operations. Such treatment is permitted under SAB 101.

        Cash—Cash includes cash on hand and bank deposits with maturity less than 3 months.

        Accounts Receivable—Accounts receivable are stated at their net realizable value after deducting an allowance for doubtful accounts. Such provisions reflect either specific cases or estimates based on evidence of collectibility.

        Inventories—Inventories are stated at the lower of cost or net realizable value. Cost of raw materials includes cost of purchase, customs duties, transportation and handling costs. Cost is computed on a weighted average basis.

        Net realizable value is based on the estimated selling price and distribution costs. The entities of the Group periodically assess their inventories for obsolete or slow moving stock. A 100% provision is recorded for all obsolete and slow-moving equipment for resale.

        Property, Plant & Equipment—Property, plant and equipment are carried at historic acquisition cost. Ruble costs are converted into US Dollars at the rate prevailing on the date of acquisition.

        Cost includes major expenditures for improvements and replacements which extend useful lives of the assets or increase their revenue generating capacity. Repairs and maintenance are charged to the statement of operations as incurred.

        Items of property, plant and equipment that are retired or otherwise disposed of are eliminated from the consolidated balance sheet along with the corresponding accumulated depreciation. Any gain or loss resulting from such retirement or disposal is included in the determination of consolidated net income.

        Property, plant and equipment is depreciated on a straight-line method utilizing estimated useful lives of the assets as follows:

Cable and transmission devices	10 years
Exchange equipment	10 years
Other equipment	10 years
Motor Vehicles	5 years
Fixtures and fittings	5 years

        Leasehold improvement are depreciated on a straight line basis over the period of lease.

        Intangible assets—Intangible assets are stated at historic acquisition cost.

        License costs are capitalized as a result of licenses granted directly from government organizations which require license payments. License costs are amortized on the straight-line method over the license period commencing from the date such license area becomes commercially operational.

        Amortization is computed under the straight-line method utilizing estimated useful lives of the assets as follows:

Exchange software	5 years
Office software	5 years
Licenses	License period
Other intangible assets	5 years

        Income taxes—Income taxes have been computed in accordance with the laws of each jurisdiction in which the parent and its subsidiaries are registered. They are based on the results of the year as adjusted for items that are non-assessable or disallowed.

        Deferred income taxes are accounted for under the liability method and reflect the tax effect of all significant temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxation has been calculated using the applicable rate at which those liabilities or assets will be realized.

        Retirement Benefit and Social Security Costs—The Group contributes to the Russian Federation and Ukraine state pension funds, social insurance fund, medical insurance fund and employment funds on behalf of all of its current employees. Contributions to the funds are recorded in the statement of operations on the accrual basis. There are no supplementary plans.

        Borrowing costs—Borrowing costs are generally recognized as an expense in the period in which they were incurred. The Group capitalizes interest cost in respect of qualifying construction projects.

        Dividends—Dividends are recognized at the date they are declared by the shareholders. Distributable retained earnings of the Group are based on amounts extracted from statutory accounts of individual entities and may significantly differ from amounts calculated on the basis of US GAAP.

        Reclassifications—Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

        Recently Adopted Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle. The Group has adopted SFAS No. 141, "Business Combinations" which was effective for business combinations consummated after June 30, 2001. The Group adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and discontinued amortization of goodwill as of such date.

        The Group completed the transactional impairment test for existing goodwill as of January 1, 2003 during the fourth quarter of 2002. Based on comparison of the carrying amounts of the Group's reporting units with the fair values of the reporting units, the Group determined that no goodwill was impaired as of that date. Fair values of the reporting units were established using the discounted cash flow method.

        In August, 2001 the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations". This statement deals with the cost of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once the obligation is ultimately settled, any gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The Group is currently evaluating the impact the pronouncement will have on future consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of the statement became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Group adopted this new standard from January 1, 2002. The adoption of the pronouncement did not have an effect on the Group's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishments of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-lease-back transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this statement became effective for financial statement issued on or after May 15, 2002. The Group adopted this new standard from May 15, 2002. The adoption of the pronouncement did not have an effect on the Group's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Group's results of operations, financial position or cash flow.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Interpretation applies to guarantees issued after December 31, 2002 and is not expected to have significant effect on the Group's financial position or results of operations.

        In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional support from other parties ("variable interest entities" or "VIEs"). FIN 46 requires VIEs to be consolidated by their primary beneficiaries. FIN 46 applies immediately to the VIEs in which interest is obtained after January 31, 2003 and in the financial statement periods beginning after June 15, 2003, to VIEs in which interest was acquired before February 1, 2003. The Group does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

3.    CASH AND CASH EQUIVALENTS

        Cash and cash equivalents as of December 31, 2002 consisted of the following:

	2002	2001 (Unaudited)
Cash	$652	$994
Cash equivalents	20	5
Restricted accounts	1,371	4,001
Deposits	3,346	2,905

Total	$5,389	$7,905

        Restricted accounts represent secured bank accounts under International Moscow Bank loan agreement that is to be finally repaid in April 2003.

        USD and EURO denominated deposits bear interest at 0.11% and 1.55% per annum, respectively. Maturity date of deposits is January 04, 2003.

4.    TRADE RECEIVABLES, NET

        Trade receivables as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Trade receivables	$6,829	$7,151
Provision for doubtful receivables	(1,139)	(2,027)

Total	$5,690	$5,124

5.     OTHER RECEIVABLES AND PREPAID EXPENSES

        Other receivables and prepaid expenses as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
VAT recoverable	$2,873	$2,250
Prepayments for telecom services	1,430	1,811
Prepaid expenses	278	1,158
Provision for advertising costs	—	(545)
Profit tax	—	121
Other	399	826

Total	$4,980	$5,621

6.     INVENTORIES, NET

        Inventories as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Equipment for resale	$3,316	$2,328
Spare parts and other materials	1,493	1,352
Provision for slow-moving and obsolete inventory	(942)	(1,018)

Total	$3,867	$2,662

7.     OTHER CURRENT ASSETS

        Other current assets represent an escrow bank account totaling US$ 2,612 thousand as of December 31, 2002 (US$ 4,522 thousand as of December 31, 2001 - unaudited), that is secured under the current portion of the Vnesheconombank loan to be repaid in January 2003. The amount is used for accumulation and payment of scheduled amounts under the loan agreement.

8.    PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Cable and transmission devises	$43,815	$42,884
Exchange equipment	52,352	49,596
Other equipment	6,279	5,840
Motor vehicles	1,548	1,625
Fixtures and fittings	8,514	6,915
Construction in progress and equipment for installation	6,823	3,778

Less accumulated depreciation	(60,034)	(49,658)

Total	$59,297	$60,980

        Construction-in-progress and equipment for installation are not depreciated until an asset is placed into service.

9.    INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Goodwill	$268	$268
Less:
Accumulated amortization on goodwill	(49)	(49)

Goodwill, net	219	219

Exchange software	8,734	8,661
Office software	1,715	1,611
License and other intangible	3,349	3,400
Less:
Accumulated amortization on intangible assets	(11,807)	(10,358)

License and software costs, net	1,991	3,314

Total	$2,210	$3,533

        In May 1998 the Company purchased 100% of the shares in the companies undertaking telecommunication services in Odessa, Ukraine. The goodwill represents the excess purchase price over fair value of assets acquired, and was being amortised over 10 years until the end of 2001. Starting from January 2002 goodwill ceased to be amortised in accordance with SFAS 142.

10.    OTHER LONG TERM ASSETS

        Other long-term assets as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Prepayments for Long lived assets	$2,656	$2,656
Investment	50	50

Total	$2,706	$2,706

        In September 2001 the Company concluded an agreement with MGTS, which provides to Comstar number capacity for 20,000 phone numbers. 5,000 numbers are active and recorded as intangible assets. The remaining 15,000 numbers are recorded as prepayments for long-lived assets and expected to be received in the 1st quarter 2003.

11.    OTHER PAYABLES AND ACCRUED LIABILITIES

        Other payables and accrued liabilities as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Wages payable	$730	$199
Payroll taxes	11	—
Vacation accrual	250	158
MGTS payable	781	721
Other creditors	1,598	1,426

Total	$3,370	$2,504

12.    LONG-TERM DEBT

        The long-term debt as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Vnesheconombank	$11,078	$17,203
IMB	1,371	4,001
Non-bank loan	108	108
Accrued interest	370	595

Less amounts maturing within one year	(6,172)	(9,350)

Total	$6,755	$12,557

        The current portion of long-term debt as of December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Vnesheconombank	$4,431	$6,125
IMB	1,371	2,630
Accrued interest	370	595

Total	$6,172	$9,350

        In 1994 Comstar signed a US Dollar loan agreement bearing interest at 6.985% per annum with Vnesheconombank. Total amount of loan agreement is US$ 65,092 thousand to be provided in 4 tranches. Due to changes in needs in telecommunication equipment, Comstar cancelled the 3rd and 4th tranch in total amount of US$ 10,365 thousand. The first tranche totaled US$ 23,707 thousand was acquired in 1995, the second amounting US$ 31,020 thousand in 1997. Comstar repaid US$ 43,649 thousand as at December 31, 2002 (US$ 37,524 thousand at December 31, 2001 - unaudited) under this loan agreement.

        In addition to the escrow account the bank loan is secured by the indemnity ("Payment guarantee") issued by MGTS and limited to outstanding principal amount plus interest accrued; and pledge of assets in a possession of Comstar at the date of loan agreement signature. The pledged assets could not be sold or used to secure other debt obligations.

ZAO "COMSTAR" AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002
(ln US Dollars and in thousands)

        Amounts to be repaid are reserved in a special escrow account under the trilateral agreement between Comstar, Vnesheconombank and International Moscow Bank which acts as an agent and effects transfers to the escrow accounts as lst priority payments in accordance with payments schedule prepared by Vnesheconombank. In case this schedule is not met, Vnesheconombank has the right to use other Company's accounts for immediate repayment of the current amount.

        The Company obtained a loan from International Moscow Bank in October 2001 at the rate 5.5% per annum. The amount of loan agreement was US$ 3,400 thousand and EURO 684 thousand with the security amounting to US$ 4,000 thousand. The amount of loan repaid at December 31, 2002 is US$ 2,267 thousand and EURO 456 thousand. The repayment of principal amount is split into 12 equal installments and will be fully repaid in April, 2003.

        In 1997 under agreement for joint activity with Odessa Sea Trade Port ("Port") the Group received in several installments US$ 108 thousand for acquisition and installation new telecommunication equipment. The Group is not intending to repay this amount in the next 5 years based on possibility to prolong the agreement with the Port.

        The loan repayments over future periods are as follows:

2003	$6,172
2004	4,431
2005	2,216
2006	—
2007	—

Total	$12,819

13.    SHARE CAPITAL

        Share capital is comprised of the initial contributions made in 1989 by partners together with a statutory transfer from 1994 profit and retained profit. In May 1999 Comstar was reregistered as a closed joint stock company with share capital of 1000 ordinary shares with a par value of 23,021 rubles each.

        Comstar's ordinary shares carry voting rights, but have no guarantee of dividends becoming payable. Holders of ordinary shares have a priority right to purchase existing and newly issues shares of Comstar. Also, Comstar may issue preference shares with par value of such preference shares not exceeding 25% of the Ordinary share capital. No such preference shares have been issued to date.

        The Statutory financial statements of the Group entities are the basis of income distribution and other appropriations. Local legislation identifies the basis of distribution.

14.    INCOME TAX

        The Company's current provision for income tax for the years ended December 31, 2002 is as follows:

	2002	2001
		(Unaudited)
Current provision	$2,922	$3,924
Deferred provision (benefit)	(191)	330

Total	$2,731	$4,254

        Effective January 1, 2002, standard income tax rate in Russian Federation decreased from 35% to 24%.

        Temporary differences between the Russian statutory accounts and these financial statements give rise to the following deferred tax assets and liabilities as of December 31, 2002:

	2002	2001
		(Unaudited)
Assets/liabilities arising from tax effect of:
Deferred tax assets
Deferred revenue liability	$514	$749
Provision for obsolete inventory	36	236
Provision for doubtful debts	226	244
Vacation accrual	60	38

	836	1,267
Reserve for deferred tax assets	(322)	(833)

Total deferred tax assets	$514	$434

Deferred tax liability
Fixed assets	$(150)	$(261)

Total deferred tax liability	(150)	(261)

Net deferred tax asset	$364	$173

        A valuation allowance for the deferred tax assets has been recorded when the ultimate realization of the benefit associated with such amounts is regarded less than probable.

15.    REVENUE

        Revenue for the year ended December 31, 2002 consisted of the following:

	2001	2002
		(Unaudited)
BSDON	$37,396	$38,800
Business Networks	3,332	2,444
ISDN.	3,498	2,902
Incoming traffic	5,874	10,708
Internet	4,541	3,743
MTS	3,837	4,078
Private Lines	718	658
Payphones	409	819
Cards	396	408
UPDK	844	887
Equipment sales	942	889
Mobile Ton	104	219
Other	1,794	1,715

Total	$63,685	$68,270

16. COST Of SALES

        Cost of sales for the year ended December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Wages, salaries and other technical staff costs	$1,990	$1,500
Social security costs	399	233

Total technical staff costs	2,389	1,733
Payments to telecommunication operators	12,026	14,775
Network access charges	3,065	3,053
Circuit charges	1,883	2,832
Commission MGTS	2,121	1,604
Sales and other commissions	1,176	1,115
Other	3,872	4,440

Total	$26,532	$29,552

17. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the year ended December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Salaries and social insurance	$5,566	$7,112
Office rental and utilities	3,031	2,521
Communications	98	97
Security	341	266
Transport	268	268
Audit, legal and tax consulting	279	155
Insurance	624	810
Bank charges	188	250
Taxes other than income taxes	1,639	1,805
Marketing and advertisement	1,318	2,250
Vacation accrual	92	158
Provision for advertising costs	—	545

Total	$13,444	$16,237

18. OTHER OPERATING EXPENSES, NET

        Other operating expenses for the year ended December 31, 2002 consisted of the following:

	2002	2001
		(Unaudited)
Loss on disposal of tangible fixed assets	$258	$238
Other	1,857	1,924

Total	2,115	$2,162

19. RELATED PARTY TRANSACTIONS

        The Group's stockholders are MGTS and Metromedia. Major transactions involving these related parties and their affiliates are as follows:

a) With MGTS

        MGTS acts as a provider of telecommunication and other services to the Company.

        Comstar has a contract with MGTS dated March 3, 1998 for the use of their respective telephone lines covering the period from January 1, 1997 to December 31, 2010. During 2002 the amount payable to MGTS in this respect amounted to US$ 3,040 thousand (US$ 3,040 thousand in 2001—unaudited).

        Also, the Company has a contract with MGTS dated September 10, 1999 for the connection and rental of MGTS's cable capacity for connection of the Company's clients to MGTS's network ("last mile" payments), covering the period to June 14, 2004. During 2002 the total amounts payable to MGTS in this respect amounted to US$ 2,100 thousand (US$ 2,031 thousand in 2001—unaudited).

        Further the Company has a contract with MGTS dated July 8, 1999 for the rental of floor space at various MGTS exchanges for the placement of Comstar network equipment covering the period from January 1, 1999 to June 14, 2004. During 2002 the total amounts payable to MGTS in this respect amounted to US$ 1,419 thousand (US$ 1,166 thousand in 2001—unaudited).

        In addition the Company has a contract with MGTS whereby Comstar provides telephone services to certain foreign citizens and entities using MGTS's telephone lines. During 2002 the total amounts payable to MGTS for the use of the lines amounted to US$ 429 thousand (US$ 439 thousand in 2001—unaudited).

        Further the Company has a contract with MGTS for the rental of its offices. During 2002 the total amounts payable to MGTS in this respect amounted to approximately US$ 1,140 thousand (US$ 1,140 thousand in 2001—unaudited).

        The balance outstanding due from MGTS at the year-end was US$ 781 thousand (US$ 721 thousand due in 2001—unaudited).

        MGTS acts as guarantor of the Vnesheconombank borrowings.

b) Other related parties

        Through both MGTS and Metromedia Comstar is related to a number of parties in which either MGTS or Metromedia is a significant stockholder, or which have a significant stockholding in MGTS (AFK Systema). Transactions with these companies are conducted on normal commercial terms.

        Other related parties balances as of December 31, 2002 consisted of the following:

	Amounts due to		Amounts due from
	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
MTU-Inform	$(122)	$(81)	$—	$—
Peterstar	(85)		—	22
BCL	—		132	8
Teleport TP	(1)		—	798
MTS	—		616	291
MCC	—		22	—

Total	$(208)	$(81)	$770	$1,119

        Other related parties transactions for the year ended December 31, 2002 consisted of the following:

	Revenue 2002	Expenses 2002
Peterstar	$408	$(935)
Teleport-TP	2,055	(621)
BCL	171	(97)
MTS	3,384	—
MCC	97	—
MTU-Inform	—	(1,026)

Total	$6,115	(2,679)

20. COMMITMENTS AND CONTINGENCIES

a) Licenses

        Substantially all of the Company revenues are derived from operations conducted pursuant to licenses granted by the Russian Government. These licenses expire in various years ranging from 2005 to 2007, with the major license in respect of provision of international, national and local telecom services expiring in 2005. The Company has no reason to believe that the licenses will not be renewed or that any license will be suspended or terminated.

b) Taxation environment

        Russian and Ukrainian tax legislation are subject to varying interpretations with changes occurring frequently. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. The periods remain open to review by the tax and customs authorities with respect to tax liabilities for three years. The management addresses tax matters as the Group's business develops and in response to changing taxation rules and legislations.

c) Contingencies

        In the normal course of business the Company is subjected to proceedings, lawsuits, and other claims. While such matters are subject to many uncertainties, and outcomes are not predictable with assurance; management of the Company believes that any financial impact arising from these matters would not be material to its financial position or annual operating results or cash flows.

d) Commitments

        In 2002 the Company moved to a new office building and signed a lease agreement effective until 2007. Under the lease agreement the Company is subjected to lease payments over the future periods as follows.

2003	$1,533
2004	1,712
2005	1,712
2006	1,712
2007	571

Total	$7,240

e) Capital expenditure

        At December 31, 2002 the Group has commitment to spend US$ 2,984 thousand on network development and acquisition of the equipment for new services development. Additionally the Group has plans to spend approximately US$ 9,000 thousand on acquisition of the new telecommunication equipment in 2003.

21. SUBSEQUENT EVENTS

        On April 24, 2003, Metromedia, owner of 50% of the Company's common stock, sold its share to Adamant Advisory Services, a British Virgin Island company.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Statements of Operations
(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues	$—	$—	$—
Cost and expenses:
Selling, general and administrative	8,698	2,513	1,886
Depreciation and amortization	64	64	69

Operating loss	(8,762)	(2,577)	(1,955)
Interest expense	(21,921)	(20,389)	(18,954)
Interest income	33,527	34,684	37,862
Equity in losses of subsidiaries	(95,918)	(206,424)	(28,213)
Other income	733	632	5,000
Income tax benefit	—	—	389

Loss from continuing operations	(92,341)	(194,074)	(5,871)
Loss discontinued components	(15,876)	(54,457)	(18,433)
Cumulative effect of a change in accounting principle	(3,157)	—	—

Net loss	(111,374)	(248,531)	(24,304)
Cumulative convertible preferred stock dividend requirement	(15,008)	(15,008)	(15,008)

Net loss attributable to common stockholders	$(126,382)	$(263,539)	$(39,312)

Weighted average number of common shares-Basic and diluted	94,035	94,035	93,978

Loss per common share-Basic and diluted:
Continuing operations	$(1.14)	$(2.22)	$(0.22)
Discontinued components	(0.17)	(0.58)	(0.20)
Cumulative effect of change in accounting principle	(0.03)	—	—

Net loss	$(1.34)	$(2.80)	$(0.42)

The accompanying notes are an integral part of the condensed financial information.
See notes to Condensed Financial Information on page S-4.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Balance Sheets
(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$18,474	$15,077
Other assets	3,309	1,471

Total current assets	21,783	16,548
Investment in and receivables from subsidiaries	180,751	251,536
Other assets	4,000	1,804
Investments in discontinued components	3,175	47,979

Total assets	$209,709	$317,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$569	$1,633
Accrued expenses	23,714	19,957

Total current liabilities	24,283	21,590
Long-term debt	210,631	205,378
Other long term liabilities	192	123

Total liabilities	235,106	227,091
Stockholders' equity (deficiency):
Preferred stock	207,000	207,000
Common stock	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,417,253)	(1,305,879)
Accumulated other comprehensive loss	(11,948)	(7,149)

Total stockholders' equity (deficiency)	(25,397)	90,776

Total liabilities and stockholders' equity (deficiency)	$209,709	$317,867

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(111,374)	$(248,531)	$(24,304)
Loss from discontinued components	15,876	54,457	18,433

Loss from continuing operations	(95,498)	(194,074)	(5,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Other (income) expense	(733)	(632)	(5,000)
Equity in losses of subsidiaries	95,918	206,424	28,213
Changes in cumulative translation adjustment of subsidiaries	(4,799)	(617)	(1,171)
Accretion of debt discount	5,253	20,273	18,763
Cumulative effect of a change in accounting principle	3,157	—	—
Other	64	64	852
Changes in:
Other current assets	(1,838)	4,910	526
Other assets	(2,196)	(699)	4,279
Accounts payable, accrued expenses and other liabilities	2,752	(10,183)	(11,568)

Cash provided by operating activities	2,080	25,466	28,240
Investing activities:
(Investment in) distributions from subsidiaries	9,783	7,365	—
Due from subsidiary	(8,466)	(66,598)	(9,325)
Cash received in settlement of investment purchase option	—	—	11,000
Cash received on note receivable	—	—	2,500

Cash (used in) provided by investing activities	1,317	(59,233)	4,175
Financing activities:
Proceeds from issuance of stock	0	0	1,211
Preferred stock dividends paid	0	(3,752)	(15,008)

Cash used in financing activities	0	(3,752)	(13,797)

Net increase (decrease) in cash and cash equivalents	3,397	(37,519)	18,618
Cash and cash equivalents at beginning of year	15,077	52,596	33,978

Cash and cash equivalents at end of year	$18,474	$15,077	$52,596

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

(A)
The accompanying parent company financial statements reflect only the operations of MMG for the years ended December 31, 2002, 2001 and 2000 and the equity in losses of subsidiaries and discontinued components for the years ended December 31, 2002, 2001 and 2000.

(B)
The principal repayments of the Registrant's borrowings under debt agreements at December 31, 2002 are as follows (in thousands):

2003—2006	$—
2007	$210,631

        For additional information regarding the Registrant's and subsidiaries' borrowings under debt agreements and other debt, see Notes 7 and 17 to the "Notes to Consolidated Financial Statements."

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METROMEDIA INTERNATIONAL GROUP, INC.
Allowances for doubtful accounts, etc. (deducted from current receivables)
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Forex and Other Charges	Deduction/ Write-offs	Balance at End of Period
Year ended December 31, 2002	$3,498	$1,744	$189	$(1,268)	$4,163
Year ended December 31, 2001	$2,294	$2,849	$—	$(1,645)	$3,498
Year ended December 31, 2000	$605	$1,301	$477	$(89)	$2,294

EXHIBIT INDEX

Designation of Exhibit in this Form 10-K		Description of Exhibits	Document with which Exhibit was previously filed with Commission Exhibits Incorporated Herein by Reference
2.2		Agreement and Plan of Reorganization dated as of July 20, 1994 by and among, The Actava Group Inc., Diversified Products Corporation, Hutch Sports U.S.A. Inc., Nelson/Weather-Rite, Inc., Willow Hosiery Company, Inc. and Roadmaster Industries, Inc.	Quarterly Report on Form 10-Q for the three months ended June 30, 1994, Exhibit 99.1
2.3		Amended and Restated Agreement and Plan of Merger dated as of September 27, 1995 by and among The Actava Group Inc., Orion Pictures Corporation, MCEG Sterling Incorporated, Metromedia International Telecommunications, Inc., OPG Merger Corp. and MITI Merger Corp. and exhibits thereto. The Registrant agrees to furnish copies of the schedules supplementally to the Commission on request.	Current Report on Form 8-K for event occurring on September 27, 1995, Exhibit 99(a)
2.5		Agreement and Plan of Merger dated as of January 31, 1996 by and among Metromedia International Group, Inc., The Samuel Goldwyn Company and SGC Merger Corp. and exhibits thereto. The registrant agrees to furnish copies of the schedules to the Commission upon request.	Current Report on Form 8-K dated January 31, 1996, Exhibit 99.1
2.6		Agreement and Plan of Merger, dated as of May 18, 1999, among Metromedia International Group, Inc. Moscow Communications, Inc. and PLD Telekom Inc.	Current Report on Form 8-K dated May 19, 1999
3.1		Restated Certificate of Incorporation of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(a)
3.2	*	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.
3.3		Certificate of Designation of 7.25% Cumulative Convertible Preferred Stock of Metromedia International Group, Inc.	Form 8-A, dated September 11, 1997, Exhibit 1.1
3.4		Restated By-laws of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(b)
3.5	*	Certificate of Ownership and Merger of Landmet Group, Inc. into Metromedia International Group, Inc. dated December 7, 1998

4.1	Indenture dated as of September 30, 1999, between Metromedia International Group, Inc. and U.S. Bank National Association as Trustee.	Current Report on Form 8-K for event occurring on September 30, 1999
10.1	1982 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1982, Exhibit A
10.2	1989 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1989, Exhibit A
10.3	1969 Restricted Stock Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.3
10.4	1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.4
10.5	Amendment to 1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.5
10.6	Snapper Power Equipment Profit Sharing Plan.	Annual Report on Form 10-K for the year ended December 31, 1987, Exhibit 10.6
10.7	Retirement Plan executed November 1, 1990, as amended effective January 1, 1989.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.7
10.8	Supplemental Retirement Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1983, Exhibit 10.8
10.9	Supplemental Executive Medical Reimbursement Plan.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.9
10.10	Amendment to Supplemental Retirement Plan of The Actava Group Inc., effective April 1, 1992.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.10
10.11	1992 Officer and Director Stock Purchase Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.11
10.12	Form of Restricted Purchase Agreement between certain officers of The Actava Group Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.12
10.13	Form of Indemnification Agreement between Actava and certain of its directors and executive officers.	Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.14
10.14	Shareholders Agreement dated as of December 6, 1994 among The Actava Group Inc., Roadmaster, Henry Fong and Edward Shake.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.19

10.15	Registration Rights Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.20
10.16	Environmental Indemnity Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.21
10.17	Lease Agreement dated October 21, 1994 between JDP Aircraft II, Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.22
10.18	Lease Agreement dated as of October 4, 1995 between JDP Aircraft II, Inc. and The Actava Group Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.23
10.19	The Metromedia International Group, Inc. 1996 Incentive Stock Plan.	Proxy Statement dated August 6, 1996, Exhibit B
10.20	License Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.39
10.21	MITI Bridge Loan Agreement dated February 29, 1996, among Metromedia Company and MITI	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.40
10.22	Metromedia International Telecommunications, Inc. 1994 Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.41
10.23	Amended and Restated Credit Security and Guaranty Agreement dated as of November 1, 1995, by and among Orion Pictures Corporation, the Corporate Guarantors' referred to herein, and Chemical Bank, as Agent for the Lenders.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.42
10.24	Metromedia International Group/Motion Picture Corporation of America Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.43
10.25	The Samuel Goldwyn Company Stock Awards Plan, as amended	Registration Statement on Form S-8 (Registration No. 333-6453), Exhibit 10.44
10.26	Loan and Security Agreement, dated November 11, 1998 among Snapper, Inc. the lenders named therein and Fleet Capital Corporation, as agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10
10.27	Limited Guaranty Agreement dated November 11, 1998 by Metromedia International Group, Inc. in favor of Fleet Capital Corporation.	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.46
10.28	Amendment No. 1 to License Agreement dated June 13, 1996 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.46

10.29	Amended and Restated Agreement and Plan of Merger, dated as of May 17, 1996 between Metromedia International Group, Inc., MPCA Merger Corp. and Bradley Krevoy and Steven Stabler and Motion Picture Corporation of America	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.48
10.30	Asset Purchase Agreement dated as of December 17, 1997	Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.51
10.31	Voting Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., News America Incorporated and News PLD LLC.	Current Report on Form 8-K dated May 19, 1999
10.32	Registration Rights Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., News America Incorporated and News PLD LLC.	Current Report on Form 8-K dated May 19, 1999
10.33	Agreement to Exchange and Consent dated as of May 18, 1999, entered into among Metromedia International Group, Inc., PLD Telekom Inc. and the holders of PLD Telekom Inc.'s outstanding 14.5% Senior Discount Notes due 2004 and 9% Convertible Subordinated Notes due 2006.	Current Report on Form 8-K dated May 19, 1999
10.34	Note and Warrant Modification Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., The Travelers Insurance Company and The Travelers Indemnity Company.	Current Report on Form 8-K dated May 19, 1999
10.35	Letter Agreement, dated as of May 18, 1999, between Metromedia International Group, Inc. and News America Incorporated. dated May 19, 1999	Current Report on Form 8-K
10.36	Plicom Option Modification Agreement, dated as of May 18, 1999, by and among Metromedia International Group, Inc., PLD Telekom Inc., Technocom Limited, Plicom Limited, Elite International Limited, Mark Klabin and Boris Antoniuk. Current	Report on Form 8-K dated May 19, 1999
10.37	Elite Option Modification Agreement, dated as of May 18, 1999, by and among Metromedia International Group, Inc., PLD Telekom Inc., Technocom Limited, Elite International Limited and Boris Antoniuk.	Current Report on Form 8-K dated May 19, 1999

10.38		Bridge Loan Agreement, dated as of May 18, 1999, between PLD Telekom Inc., as borrower, and Metromedia International Group, Inc., as lender.	Current Report on Form 8-K dated May 19, 1999
10.39		Pledge Agreement, dated as of May 18, 1999, entered into between PLD Telekom Inc., as pledgor, and Metromedia International Group, Inc., as pledgee.	Current Report on Form 8-K dated May 19, 1999
10.40		Consulting Services Agreement, dated as of January 1, 2002, between Metromedia International Group, Inc. and Metromedia Company	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.61
10.41		Asset Purchase Agreement, dated as of October 22, 2002, among SMI SNP, Inc., Metromedia International Group, Inc. and Snapper, Inc.	Current Report on Form dated December 4, 2002, Exhibit 99.1
10.42		Purchase Agreement, dated as of April 24, 2003, among Metromedia International Group, Inc., MITI, MII, ITI and Adamant Advisory Services, Inc.	Current Report on Form dated April 30, 2003, Exhibit 10.1
10.43		Employment Agreement, dated as of November 14, 2001, between Metromedia International Group, Inc. and Carl C. Brazell, Jr.	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.62
10.44	*	Separation Agreement and General Release of All Claims, dated as of March 20, 2003, between Metromedia International Group, Inc. and Carl C. Brazell, Jr.
10.45		Employment Agreement, dated as of November 14, 2001, between Metromedia International Group, Inc. and Matthew Mosner	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.63
10.46		Employment Agreement, dated as of August 1, 2002, between Metromedia International Group, Inc. and Matthew Mosner	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.66
10.47	*	Separation and General Release Agreement, dated as of July 11, 2003, between Metromedia International Group, Inc. and Matthew Mosner
10.48		Employment Agreement, dated as of February 19, 2002, between Metromedia International Group, Inc. and Harold F. Pyle, III	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.64
10.49	*	Retention Agreement, dated as of March 27, 2003, between Metromedia International Group, Inc. and Harold F. Pyle, III

10.50	*	Employment Agreement, dated as of January 28, 2002, between Metromedia International Group, Inc. and Mark S. Hauf
10.51	*	Amendment to Employment Agreement, dated as of February 25, 2003, between Metromedia International Group, Inc. and Mark S. Hauf.
10.52	*	Employment Agreement, dated as of July 31, 2002, between Metromedia International Group, Inc. and B. Dean Elledge
10.53	*	Amendment to Employment Agreement, dated as of November 26, 2002, between Metromedia International Group, Inc. and B. Dean Elledge
10.54	*	Retention Agreement, dated as of March 27, 2003, between Metromedia International Group, Inc. and B. Dean Elledge
10.55		Agreement dated as of May 31, 2002 between Metromedia International Group, Inc. and Elliott Associates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.67
12	*	Ratio of earnings to fixed charges
16		Letter from Ernst & Young to the Securities and Exchange Commission.	Current Report on Form 8-K dated November 1, 1995
21	*	List of subsidiaries of Metromedia International Group, Inc.
23.1	*	Consent of KPMG LLP regarding Metromedia International Group, Inc.
23.2	*	Consent of Deloitte and Touche regarding ZAO Comstar
99.1	*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
99.2	*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

*
Filed herewith

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Segment Information Year ended December 31, 2002 (in thousands)
Segment Information Year ended December 31, 2001 (in thousands)
Segment Information Year ended December 31, 2000 (in thousands)
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation.
OPTION/SAR GRANTS DURING THE YEAR ENDED DECEMBER 31, 2002
AGGREGATED OPTION AND SAR EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION AND SAR VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
  Item 13. Certain Relationship and Related Transactions
  Item 14. Internal Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CERTIFICATION
CERTIFICATION
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Statements of Cash Flows (in thousands)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Statements of Stockholders' (Deficiency) Equity and Comprehensive Loss (in thousands)
METROMEDIA INTERNATIONAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2002 (in thousands)
ZAO "COMSTAR" AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET DECEMBER 31, 2002 (in US Dollars and in thousands)
ZAO "COMSTAR" AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 (in US Dollars and in thousands)
ZAO "COMSTAR" AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002 (in US Dollars and in thousands)
ZAO "COMSTAR" AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 2002 (in US Dollars and in thousands)
ZAO "COMSTAR" AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2002 (in US Dollars and in thousands)
ZAO "COMSTAR" AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2002 (ln US Dollars and in thousands)
EXHIBIT INDEX