Form 10-Q
period 2003-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2003-07-15
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the exchange act).  Yes ☐          No ☒

        The number of shares of common stock outstanding as of June 30, 2003 was 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

i

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2003	2002
Revenues	$22,715	$20,582
Cost and expenses:
Cost of sales and operating expenses	5,685	5,286
Selling, general and administrative	19,076	17,976
Depreciation and amortization	6,193	7,012

Operating loss	(8,239)	(9,692)
Other income/(expense):
Interest expense	(5,682)	(5,912)
Interest income	169	331
Equity in income of unconsolidated investees	2,659	522
Foreign currency income/(expense)	489	(329)
Other (expense)/income	(543)	581

	(2,908)	(4,807)

Loss before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	(11,147)	(14,499)
Income tax expense	(1,396)	(1,422)
Minority interest	(2,569)	(1,237)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	(15,112)	(17,158)
Loss from operations of discontinued components	(188)	(13,587)
Cumulative effect of a change in accounting principle	—	(3,157)

Net loss	(15,300)	(33,902)
Cumulative convertible preferred stock dividend requirement	(3,752)	(3,752)

Net loss attributable to common stockholders	$(19,052)	$(37,654)

Weighted average number of common shares—Basic and diluted	94,035	94,035

Loss per common share attributable to common stockholders—Basic and diluted: Continuing operations	$(0.20)	$(0.23)
Loss from operations of discontinued components	—	(0.14)
Cumulative effect of a change in accounting principle	—	(0.03)

Net loss attributable to common stockholders	$(0.20)	$(0.40)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Balance Sheets
(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$25,676	$27,542
Investments	2,500	500
Accounts receivable, net	7,492	7,798
Inventories	2,039	2,413
Prepaid expenses and other assets	6,801	7,760
Current assets of discontinued components	9,657	9,570

Total current assets	54,165	55,583
Investments in and advances to business ventures	29,785	38,244
Property, plant and equipment, net	85,537	86,006
Goodwill	34,733	34,733
Intangible assets, net	18,031	19,111
Other assets	7,433	4,947
Noncurrent assets of discontinued components	14,556	17,436
Business ventures held for sale	30,158	31,189

Total assets	$274,398	$287,249

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Accounts payable	$6,269	$6,969
Accrued expenses	43,455	38,538
Current portion of long-term debt	1,861	1,797
Current liabilities of discontinued components	15,190	17,399

Total current liabilities	66,775	64,703
Long-term debt, less current portion	213,351	213,864
Other long-term liabilities	3,667	2,412

Total liabilities	283,793	280,979
Minority interest (including $866 and $298, related to discontinued components at March 31, 2003 and December 31, 2002)	31,571	31,667
Commitments and contingencies
Stockholders' deficiency:
7 1/4% Cumulative Convertible Preferred Stock	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at March 31, 2003 and December 31, 2002	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,432,553)	(1,417,253)
Accumulated other comprehensive loss	(12,217)	(11,948)

Total stockholders' deficiency	(40,966)	(25,397)

Total liabilities and stockholders' deficiency	$274,398	$287,249

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2003	2002
Cash used in operating activities	$(4,694)	$(3,700)

Investing activities:
Investments in and advances to business ventures	(142)	(206)
Distributions from business ventures	11,968	949
Purchase of investments	(2,000)	—
Additions to property, plant and equipment	(3,061)	(3,295)
Other, net	(1,219)	—

Cash provided by (used in) investing activities	5,546	(2,552)

Financing activities:
Payments on notes and debt	(449)	(249)
Dividends paid to minority shareholders	(3,233)	—

Cash used in financing activities	(3,682)	(249)

Cash provided by discontinued components, net	964	84

Net decrease in cash and cash equivalents	(1,866)	(6,417)
Cash and cash equivalents at beginning of period	27,542	25,043

Cash and cash equivalents at end of period	$25,676	$18,626

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statement of Stockholders' Deficiency and Comprehensive Loss
(in thousands)
(unaudited)

	7 1/4% Cumulative Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Total Stockholders' Deficiency
Balances at December 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,417,253)	$(11,948)		$(25,397)
Net loss	—	—	—	—	—	(15,300)		$(15,300)	(15,300)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(269)	(269)	(269)

Total comprehensive loss								$(15,569)

Balances at March 31, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,432,553)	$(12,217)		$(40,966)

See accompanying notes to consolidated condensed financial statements

Metromedia International Group, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation, Description of Business, Going Concern and Recent Developments

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

        The Company is a holding company with ownership interests in telephony, cable television and radio broadcasting businesses that operate in Russia, Georgia, and other Eastern European countries. The telephony businesses generate 70% of consolidated revenues, while the cable television and radio broadcasting businesses generate 16% and 14%, respectively, of consolidated revenues.

        These condensed consolidated financial statements also include the Snapper, Inc. ("Snapper"); ALTEL, CPY Yellow Pages and MetroMedia China ("MCC"), SAC, Radio Katusha and Technocom businesses; which have been presented as discontinued business components (See Note 3—Discontinued Business Components).

        The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

Description of the Business

        The Company invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). The Company owns interests in and participates with partners in the management of business ventures that had various operational systems, consisting of cable television systems, wireless telephone systems, fixed and other telephony networks, radio broadcasting stations and other telephony-related businesses. All of the Company's business ventures other than the businesses of PLD Telekom report their financial results on a three-month lag. Therefore, the Company's financial results for March 31 include the financial results for those business ventures for the 3 months ending December 31.

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

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of March 31, 2003 and June 30, 2003, the Company had approximately $16.7 million and $17.4 million, respectively, of unrestricted cash at its headquarters level. In addition, as of March 31, 2003 and June 30, 2003, the Company had approximately $9.0 million and $2.9 million, respectively, of cash at the Company's consolidated business ventures. Furthermore, as of March 31, 2003 and June 30, 2003, the Company's unconsolidated business ventures had approximately $8.7 million and $2.8 million, respectively, of cash.

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

2. Summary of Significant Accounting Policies

Stock Option Plans

        The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and present pro forma disclosures of results of operations as if the fair value method had been adopted.

        The effect of applying SFAS No. 123 on the net income (loss) as reported is not representative of the effects on reported net income (loss) in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

	Three months ended March 31,
	2003	2002
	(In thousands, except per share data)
Net loss as reported	$(19,052)	$(37,654)
Add stock-based employee compensation expense determined under fair value based method	(172)	(209)

Pro forma net loss	$(19,224)	$(37,863)

Net loss per share—Basic and Diluted:
As reported	$(0.20)	$(0.40)

Pro forma	$(0.20)	$(0.40)

Accounting Change

        The Company adopted Statement of Financial of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles". Accordingly, the Company recorded a transitional impairment change of $3.2 million as of January 1, 2002.

3. Discontinued Business Components

Adamant Transaction

        On April 24, 2003 the Company completed an exchange with Adamant Advisory Services ("Adamant") of its ownership in certain of its business units in Russia for approximately $58.6 million, face value, of the Company's Senior Discount Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow based fixed-line telephony operator, Kosmos TV, a Moscow based cable television operator, and the Company's Russian radio businesses (the "Radio Businesses"). In addition to conveying the Senior Discount Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant. The Company will recognize a total gain of $33.0 million on the transaction in April 2003, which is comprised of a gain of $25.4 million related to the early extinguishment of the exchanged Senior Discount Notes and $7.6 million on the transfer of its interests in the Radio Businesses. The extinguishment gain will be reflected in loss from continuing operations and the gain on sale of business interests will be reflected in discontinued components in the consolidated statement of operations for the three months ended June 30, 2003.

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

        Using the audited September 30, 2002 balance sheet of Snapper, the adjusted purchase price was estimated to be $55.8 million. As a result, the Company received net cash proceeds of approximately $15.6 million, after the repayment of the Snapper bank debt facility and the satisfaction of various employee severance obligations. The Snapper bank debt facility had increased approximately $5.4 million from September 30, 2002 to approximately $34.7 million at the date of closing of the sale. In addition, the Company anticipates that the transactional costs will approximate $2.4 million, which is comprised of investment banking, legal and accountant's fees.

        The transaction is subject to a post-closing audit process and therefore the financial terms of this transaction are subject to adjustment. The Company anticipates receiving an additional $5.2 to $7.0 million, which will ultimately affect the final loss on disposal.

        In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper and determined that as of January 1, 2002, there was a transitional impairment charge required on the Company's recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge in 2002. In addition, the Company has recorded an estimated loss on disposal of $10.1 million during the year ended December 31, 2002. Such loss is based on the minimum amount of cash expected once the final terms of the settlement with the buyer are agreed. The $10.1 million estimated loss is comprised of a write down of assets and estimated severance and disposal costs.

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

        On September 19, 2002, the Company notified the minority shareholders of MCC that it had negotiated the sale of two of the three MCC operating subsidiaries, with one of the general directors of MCC. In addition, the Company began the asset sale closing process for the two operating subsidiaries and began the liquidation process for the third operating subsidiary. The sale of the two operating subsidiaries was completed in early 2003. The liquidation of the remaining operating subsidiary is expected to be complete during 2003.

Other Non Core Asset Sales

        The Company disposed of its ownership interests in ALTEL and CPY Yellow Pages during 2002. Accordingly, such businesses, assets and operations have been presented as discontinued components.

Technocom Transaction

        On June 25, 2003, the Company sold its wholly-owned subsidiary Technocom Limited ("Technocom") for $4.5 million. Technocom holds interests in several Russian telecommunication enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of

Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses; including claims arising from the litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders. The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in the Company realizing an estimated gain of $2.9 million on the disposition, which will be recorded in the three months ended June 30, 2003.

        In light of the above transactions, the Company concluded that the above businesses meet the criteria for classification as a discontinued component as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and presented the entities as such within its consolidated condensed financial statements.

        The operating results of the Snapper business segment are as follows (in thousands):

Three months ended March 31,
2002
Revenues	$31,539
Operating loss	(318)
Cumulative effect of a change in accounting principle	(13,570)
Net loss	$(13,252)

        The combined operating results of the Radio Businesses are as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$2,846	$2,893
Operating income	878	1,463
Net income	$628	$1,055

        The combined operating results of the Telephony and MCC businesses are as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$258	$10,339
Operating loss	(235)	(1,652)
Net loss	$(385)	$(1,278)

        The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	March 31, 2003	December 31, 2002
Cash and cash equivalents	$3,245	$3,039
Other receivable	5,251	5,251
Other current assets	1,161	$1,280

Current assets	$9,657	$9,570

Property, plant and equipment, net	$5,651	$6,686
Investment in and advances to business ventures	1,043	1,218
Intangible assets, net	1,864	1,951
Other noncurrent assets	5,998	7,581

Noncurrent assets	$14,556	$17,436

Current portion of long term debt	$1,711	$1,711
Accrued expenses	12,454	14,281
Accounts payable	1,025	1,407

Current liabilities	$15,190	$17,399

4. Business Ventures Held for Sale

        Included in the Adamant disposal group (See Note 3) were two business ventures (Comstar and Kosmos-TV) that were accounted for on the equity method of accounting. The Company has presented its investments in such ventures as "Business Ventures Held for Sale" in noncurrent assets. Such presentation resulted in a reduction of the Company's "Investments in and advances to Ventures" totaling $30.2 million and $31.2 million at March 31, 2003 and December 31, 2002, respectively.

        The results of such ventures are required to be presented in the Statement of Operations of the company as continuing operations and have been included in the "Equity in income (losses) of unconsolidated investees."

        The combined results of such ventures for the three months ended March 31, 2003 and 2002 are summarized as follows:

	2003	2002
Revenues	$18,186	$17,886
Operating (loss) income	792	(266)
Net loss	(887)	(1,015)
Equity in losses of unconsolidated investees	(621)	(1,191)

5. Investments in and advances to business ventures

General

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures and subsidiaries, of which $24.8 million in funding obligations remain at March 31, 2003. Subsequent to March 31, 2003, through disposals and terminations of agreements, such obligation was reduced to $4.3 million. The Company's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

Equity Method Investment Information

        At March 31, 2003 and December 31, 2002, the Company's unconsolidated investments in and advances to business ventures by business line, principally in Eastern Europe and the CIS, at cost, including associated goodwill and net intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

Name	March 31, 2003	December 31, 2002	Ownership %
Wireless Telephony	$23,467	$30,297	35%
Cable Television and other Communications Entities	6,318	7,947	30-50%

Total	$29,785	$38,244

        Included in Cable Television and other Communications Entities is goodwill totaling $2.8 million as of March 31, 2003 and December 31, 2002.

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method as of December 31, 2002 and September 30, 2002 are as follows (in thousands):

Combined Information of Unconsolidated Business Ventures

Combined Balance Sheets

	December 31, 2002	September 30, 2002
Assets:
Current assets	$6,960	$12,681
Property and equipment, net	67,745	67,320
Other assets	5,200	5,782

Total assets	$79,905	$85,783

Liabilities and business ventures' equity:
Current liabilities	$31,744	$32,752
Amount payable under credit facility	26,004	36,877
Other long-term liabilities	2,575	2,587

Total liabilities	60,323	72,216
Business ventures' equity	19,582	13,567

Total liabilities and business ventures' equity	$79,905	$85,783

        The results of operations presented above are before the elimination of intercompany interest. Financial information for business ventures, which are no longer reported since they have been abandoned, are not included in the above summary.

        Excluded from the combined balance sheet are Comstar and Kosmos-TV as they are presented as "Business Ventures Held for Sale." Such entities are included in the combined results of operations below. For further information, see Note 4.

        The following tables represent summary financial information for the Company's operating unconsolidated business ventures being grouped as indicated as of and for the three months ended

December 31, 2002 and 2001. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended December 31, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$21,865	$16,163	$4,761	$42,789
Costs and expenses:
Cost of sales and operating expense	9,568	2,798	1,030	13,396
Selling, general and administrative	6,157	1,240	2,975	10,372
Depreciation and amortization	4,222	4,056	1,384	9,662

Operating income (loss)	1,918	8,069	(628)	9,359
Other income (expense)	(1,794)	(1,318)	359	(2,753)
Interest expense	(279)	(13)	(640)	(932)

Net income (loss)	$(155)	$6,738	$(909)	$5,674

Capital expenditures	$1,702	$5,362	$1,039	$8,103

Equity in income (losses) of unconsolidated investees	$(165)	$3,121	$(297)	$2,659

	Three months ended December 31, 2001
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$21,093	$13,202	$6,363	$40,658
Costs and expenses:
Cost of services and operating expense	10,932	1,927	1,327	14,186
Selling, general and administrative	5,371	2,406	3,301	11,078
Depreciation and amortization	5,612	3,749	1,880	11,241

Operating income (loss)	(822)	5,120	(145)	4,153
Other income (expense)	(179)	334	(543)	(388)
Interest expense	(430)	(422)	(779)	(1,631)

Net income (loss)	$(1,431)	$5,032	$(1,467)	$2,134

Capital expenditures	$1,502	$2,392	$1,683	$5,577

Equity in income (losses) of unconsolidated investees	$(1,233)	$2,337	$(582)	$522

6. Long-term Debt

10 1/2% Senior Discount Notes

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

        On April 24, 2003, the Company completed an exchange with Adamant of its ownership interest in certain of its business units in Russia for approximately $58.6 million, face value of the Senior Discount Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. For additional detail, see Note 12, "Subsequent Events."

        For disclosure on debt compliance issues subsequent to March 31, 2002, see Note 12, "Subsequent Events."

7. Stockholders' Equity

Preferred Stock

        There are 70.0 million shares of preferred stock authorized of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, of which 4.1 million shares were outstanding as of March 31, 2003 and December 31, 2002. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of March 31, 2003, total dividends in arrears are $30.0 million. As of the date of this report the Company has not declared a dividend subsequent to March 31, 2003.

8. Earnings Per Share of Common Stock

        Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three months ended March 31, 2003 and 2002, the Company had losses from continuing operations.

        At March 31, 2003 and 2002, the Company had potentially dilutive shares of common stock of 22.6 million and 24.8 million, respectively.

9. Business Segment Data

        The Company provides the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television and (iv) radio broadcasting.

        The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss), which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

        The Company's segment information is set forth as of and for the three months ended March 31, 2003, and 2002 in the following tables (in thousands):

	Three months ended March 31, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$15,950	$—	$3,603	$3,127	$35	$22,715
Cost of services	4,962	—	723	—	—	5,685
Selling, general and administrative	3,661	—	1,580	3,565	10,270	19,076
Depreciation and amortization	3,242	—	820	404	1,727	6,193

Operating income (loss)	$4,085	$—	$480	$(842)	(11,962)	(8,239)

Equity in income (losses) of unconsolidated investees (1)	$(165)	$3,121	$(297)	$—	$—	$2,659

	Three months ended March 31, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$14,520	$—	$3,412	$2,452	$198	$20,582
Cost of services	4,531	—	696	—	59	5,286
Selling, general and administrative	3,881	—	1,951	3,304	8,840	17,976
Depreciation and amortization	3,146	—	954	276	2,636	7,012

Operating income (loss)	$2,962	$—	$(189)	$(1,128)	$(11,337)	$(9,692)

Equity in income (losses) of unconsolidated investees(1)	$(1,233)	$2,337	$(582)	$—	$—	$522

Note 1: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

        Information about the Company's operations of continuing businesses in different geographic locations is as follows (in thousands):

	Revenues		Assets
	For the three months ended March 31
Country/Region			March 31, 2003	December 31, 2002
	2003	2002
CIS
Russia	$16,329	$14,947	$138,806	$140,669
Georgia	662	551	24,428	31,532
All other CIS	535	569	2,134	2,336
Eastern Europe
Romania	1,631	1,601	9,998	9,961
Hungary	1,414	1,296	6,005	5,671
All other Eastern Europe	1,867	1,353	4,998	5,812
Other	277	265	1,642	1,785

	$22,715	$20,582	$188,011	$197,766

        The Company's investments in and advances to business ventures and goodwill include amounts maintained at the corporate headquarters in the United States. Such amounts are relative to the Company's operations in Russia and Eastern Europe.

10. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

        The total allowance for doubtful accounts at March 31, 2003 and December 31, 2002 was $2.8 million and $3.4 million, respectively.

Interest Expense

        Interest expense includes accretion of debt discount $5.3 million for the three months ended March 31, 2002.

Intangible Assets

        Intangible assets at March 31, 2003 and December 31, 2002 consist of the following (in thousands):

	2003		2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Licenses	$42,169	$(26,618)	$41,572	$(24,541)
Broadcast rights and other intangibles	6,680	(4,200)	6,087	(4,007)

	$48,849	$(30,818)	$47,659	$(28,548)

11. Commitments and Contingencies

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at March 31, 2003 are summarized as follows (in thousands):

Benefit Plans	$9,200
Loan guarantee (1)	1,400

$10,600

(1)
The Company has $1.4 million for its obligations under the loan guarantee.

        Benefit Plans.    The Company maintains certain benefit plans for former employees of the Company and its subsidiaries. During 2002, actual asset returns for the Company's plans were adversely affected by continued deterioration in the equity markets. For the year ended December 31, 2002, the asset returns on the plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected the Company's year end funded status. However, additional contributions, which are expected to be $0.6 million in 2003, will favorably impact the pension funded status. As of March 31, 2003, future benefit obligations of these plans exceeded the fair value of plan assets by $9.2 million.

        Tyumenruskom.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At March 31, 2003, there was $1.4 million outstanding under this financing arrangement.

Contingencies

Risks Associated with the Company's Investments

        The ability of the Company and its business ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe and CIS. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

Escrowed Severance

        As a condition of the settlement for the disposal of Snapper's assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $1.7 million and $2.3 million as of March 31, 2003 and December 31, 2002, respectively.

Employee Matters

        Under the terms of the key employee retention program, the Company agreed to pay incremental termination benefits to employees in exchange for their agreement to remain employed through a specified termination date. Generally, the Company paid a portion of the termination benefits upon reaching agreement with the affected employees with the remainder due within 30 days of separation, which is at various dates through August 31, 2003. Following is a summary of the total termination benefits expected to be incurred and amounts incurred in the quarter ended March 31, 2003 (in thousands):

	Total Expected to be incurred	Amount incurred in quarter ended March 31, 2003	Amount paid in quarter ended March 31, 2003	Accrued (prepaid) at March 31, 2003
Continuing Businesses	$1,747	$—	$—	$—
Corporate	1,019	325	325	—

Discontinued Components	$485	$—	$—	$—

Total	$3,251	$325	$325	$—

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

Report to the Pension Benefit Guaranty Corporation

        The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation ("PBGC"). In June 2003, we notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan, (iii) that the Company had recently added extra contributions to one plan, and (iv) a that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not responded to our June 2003 notification but it might seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

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

        Fees charged by Metromedia Company under these agreements amounted to $0.1 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively.

13. Subsequent Events

Adamant Transaction

        On April 24, 2003 the Company completed an exchange with Adamant of its ownership in certain of its business units in Russia for approximately $58.6 million, face value, of the Company's Senior Discount Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow based fixed-line telephony operator, Kosmos TV, a Moscow based cable television operator, and the Company's Russian radio businesses (the "Radio Businesses"). In addition to conveying the Senior Discount Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant. The Company will recognize a total gain of $33.0 million on the transaction in April 2003, which is comprised of a gain of $25.4 million related to the early extinguishment of the exchanged Senior Discount Notes and $7.6 million on the transfer of its interests in the Radio Businesses. The gain will be reflected in loss from continuing operations on the consolidated statement of operations in the three months ended June 30, 2003. In addition, in the year ended December 31, 2002, the Company recorded an impairment charge of $1.1 million to reflect Comstar and Kosmos TV, unconsolidated investees of the Company, at their respective fair values. This charge was reflected in the equity in losses and write-down of investment in unconsolidated investees in the accompanying consolidated statement of operations.

10 1/2% Senior Discount Note Compliance

        On May 16, 2003, the Company received notification from the trustee of its Series A and B 10 1/2% Senior Discount Notes Due 2007 ("Senior Notes") concerning compliance with the covenants as outlined in the indenture governing the Senior Notes (the "Indenture"). The trustee reported that the

Company had not yet filed with the Securities and Exchange Commission and furnished to the trustee certain statements, the timely public filing of which is required under Section 4.3(a) of the Indenture. The required statements include the Company's Form 10-K and Form 10-Q for periods ending December 31, 2002 and March 31, 2003, respectively. The trustee reported that, under the terms of the Indenture, the Company must resolve this compliance item within 60 days of receipt of the trustee's letter or the trustee will be required to declare an event of default. If such default were declared, the trustee or holders of at least 25% aggregate principal value of Senior Notes outstanding could demand all Senior Notes to be due and payable immediately. As part of his annual reporting duties under Section 7.6 of the Indenture, the trustee reported these compliance issues to the SEC and the holders of the Senior Notes on May 15, 2003. Concurrent with the filing of this Form 10-Q, the Company is in compliance with these covenants.

Technocom Disposal

        On June 25, 2003, the Company sold its wholly-owned subsidiary Technocom Limited ("Technocom") for $4.5 million. Technocom holds interests in several Russian telecommunication enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses; including claims arising from the litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders. The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in the Company realizing an estimated gain of $2.9 million on the disposition, which will be recorded in the three months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        Certain statements set forth below in this Form 10-Q constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 42.

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

Liquidity Issues

        As of March 31, 2003 and June 30, 2003, the Company had approximately $16.7 million and $17.4 million, respectively, of unrestricted cash at its headquarters level. In addition, as of March 31, 2003 and June 30, 2003, the Company had approximately $9.0 million and $2.9 million, respectively, of cash at the Company's consolidated business ventures. Furthermore, as of March 31, 2003 and June 30, 2003, the Company's unconsolidated business ventures had approximately $8.7 million and $2.8 million, respectively, of cash.

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

        During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of its $152.0 million outstanding Senior Discount Notes concerning restructuring of this debt. To date, no restructuring has been agreed upon and further restructuring discussions with these substantial Senior Discount Note holders have been suspended. The Company's present plans anticipate continued servicing of the Senior Discount Notes on current terms. The Company continues to pursue opportunities for refinancing its debt on favorable terms; however, no assurance can be given as to the Company's ability to consummate a refinancing transaction.

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

Convertible Preferred Stock

        The Company completed a public offering of 4.1 million shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock in 1997, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of March 31, 2003, total dividends in arrears were $30.0 million. Holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors. As of the date of this report, the Company has not declared a dividend subsequent to March 31, 2003.

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

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at March 31, 2003 are summarized as follows (in thousands):

Benefit Plans	$9,200
Loan guarantee	1,400

$10,600

        For further information regarding the nature of these contingent liabilities, see Note 10 to the Company's unaudited consolidated condensed financial statements contained herein.

Discussion of Changes in Financial Position

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Cash Flows from Operating Activities

        Cash used in operating activities for the quarter ended March 31, 2003 was $4.7 million, an increase in cash used in operating activities of $1.0 million from the same period in the prior year. Non-cash items decreased in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, principally as a result of an increase in equity in income from investments in business ventures ($2.2 million), a decrease in accretion of debt discount ($5.3 million) and a decrease of cumulative effect of accounting principle ($3.2 million).

        Changes in operating assets and liabilities for the quarter ended March 31, 2003 resulted in cash inflows of $4.1 million, principally as a result of an increase of $4.2 million in accounts payable and accrued expenses. Changes in operating assets and liabilities for the quarter ended March 31, 2002 resulted in cash inflows of $0.5 million, as a result of an increase of $3.2 million in offset by decreases in other assets and liabilities ($1.4 million), accounts receivable ($0.9 million) and accounts payable ($0.5 million).

Cash Flows from Investing Activities

        Cash provided in investing activities for the quarter ended March 31, 2003 amounted to $5.6 million as compared to $2.6 million cash used in investing activities for the quarter ended March 31, 2002. This improvement is principally due to an increase of distributions from business ventures from $0.9 million in 2002 to $12.0 million in 2003, reflecting the Company's strategy of increasing distributions. The increase was offset by an increase in cash used for other investing activities in 2003 totaling $3.2 million to purchase short term investments at PeterStar ($2.0 million) and a purchase of broadcasting rights at PeterStar ($1.2 million).

Cash Flows from Financing Activities

        Cash used by financing activities was $3.7 million for the quarter ended March 31, 2003 as compared to $0.2 million for the same period in the prior year. The increase in use of cash in 2003 was primarily due to the increase in dividends paid to minority shareholders.

Results of Operations

Overview

        The Company has operations in Eastern Europe and the Commonwealth of Independent States ("CIS"). The Company provides the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television and (iv) radio broadcasting.

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

Segment Information

        The following tables set forth operating results for the three months ended March 31, 2003 and 2002, for the Company's business segments.

Segment Information
Three months ended March 31, 2003
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$15,950	$—	$3,603	$3,127	$35	$22,715
Cost of services	4,962	—	723	—	—	5,685
Selling, general and administrative	3,661	—	1,580	3,565	10,270	19,076
Depreciation and amortization	3,242	—	820	404	1,727	6,193

Operating income (loss)	$4,085	$—	$480	$(842)	$(11,962)	(8,239)

Unconsolidated Business Ventures
Revenues	$21,865	$16,163	$4,761
Cost of services	9,568	2,798	1,030
Selling, general and administrative	6,157	1,240	1,240
Depreciation and amortization	4,222	4,056	1,384
Asset impairment charge	—	—	—

Operating income (loss)	$1,918	$8,069	$(628)

Net income (loss)	$(155)	$6,738	$(909)

Equity in income (losses) of unconsolidated investees (Note 1)	$(165)	$3,121	$(297)			2,659

Foreign currency gain						489
Minority interest						(2,569)
Interest expense						(5,682)
Interest income						169
Other expense						(543)
Income tax expense						(1,396)

Loss from continuing operations before discontinued components and cumulative effect of a change in accounting principle						$(15,112)

Note
1:     Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Three months ended March 31, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$14,520	$—	$3,412	$2,452	$198	$20,582
Cost of services	4,531	—	696	—	59	5,286
Selling, general and administrative	3,881	—	1,951	3,304	8,840	17,976
Depreciation and amortization	3,146	—	954	276	2,636	7,012

Operating income (loss)	$2,962	$—	$(189)	$(1,128)	$(11,337)	(9,692)

Unconsolidated Business Ventures
Revenues	$21,093	$13,202	$6,363
Cost of services	10,932	1,927	1,327
Selling, general and administrative	5,371	2,406	3,301
Depreciation and amortization	5,612	3,749	1,880

Operating income (loss)	$(822)	$5,120	$(145)

Net income (loss)	$(1,431)	$5,032	$(1,467)

Equity in income (losses) of unconsolidated investees (Note 1)	$(1,233)	$2,337	$(582)			522

Foreign currency loss						(329)
Minority interest						(1,237)
Interest expense						(5,912)
Interest income						331
Other income						581
Income tax expense						(1,422)
Discontinued operations						(13,587)

Loss from continuing operations before discontinued components and cumulative effect of a change in accounting principle						$(17,158)

Note 1:    Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $1.5 million (10%) to $16.0 million for the three months ended March 31, 2003 as compared to $14.5 million for the three months ended March 31, 2002. This revenue growth was attributable to an increase at PeterStar partially offset by a decrease at BCL.

        Revenues at PeterStar increased by $1.8 million (14%) to $14.4 million for the three months ended March 31, 2003 as compared to $12.6 million for the three months ended March 31, 2002. This growth in revenues is driven by a $1.4 million increase in data and internet services and a $0.3 million growth in long distance revenues. Revenues at Baltic Communications Ltd. ("BCL") decreased by $0.3 million (16%) to $1.6 million for the three months ended March 31, 2003 as compared to $1.9 million for the three months ended March 31, 2002. This decrease was the result of a $0.6 million (36%) drop in call revenue due to the loss of a major customer. This decrease was partially offset by increased revenue from data services.

        Gross margin.    Fixed telephony gross margin increased by $1.0 million (10%) to $11.0 million for the three months ended March 31, 2003 as compared to $10.0 million for the three months ended March 31, 2002.

        PeterStar's gross margin increased $0.8 million (9%) to $10.0 million for the three months ended March 31, 2003 as compared to $9.2 million for the three months ended March 31, 2002. The decrease in the gross margin percentage is primarily due to lower margins on long distance traffic. Even though long distance traffic is growing the margins are contracting due to competition in this product line. Interconnection costs also increased in the quarter.

        BCL's gross margin increased $0.2 million (17%) to $1.0 million for the three months ended March 31, 2003 compared to $0.8 million for the three months ended March 31, 2002. This increase in gross margin on both on an absolute dollar basis and on a percentage of sales is the result of the change in product mix. Low margin transit traffic was replaced by high margin data revenues

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $0.2 million, or 6%, to $3.7 million for the three months ended March 31, 2003 as compared to $3.9 million for the three months ended March 31, 2002.

        PeterStar's selling, general and administrative expenses decreased $0.2 million (7%) to $3.1 million for the three months ended March 31, 2003 as compared to $3.3 million for the three months ended March 31, 2002. Management fee expenses decreased by $0.3 million offsetting an overall increase in other expenses of $0.1 million. BCL's SG&A was flat at $0.6 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by $0.1 million (3%) to $3.2 million for the three months ended March 31, 2003 as compared to $3.1 million for the three months ended March 31, 2002.

        PeterStar's depreciation and amortization increased $0.2 million (6%) to $3.1 million for the three months ended March 31, 2003 compared to $2.9 million for the three months ended March 31, 2002. Increased expenditures on expanding and upgrading of the network infrastructure accounted for the increase.

        BCL's depreciation and amortization decreased $0.1 million (41%) to $0.1 million for the three months ended March 31, 2003 as compared to $0.2 million for the three months ended March 31, 2002.

Cable Television

        Revenues.    Cable television revenues increased by $0.2 million to $3.6 million for the quarter ended March 31, 2003 as compared to $3.4 million for the quarter ended March 31, 2002. This growth in revenues is due principally to the Company's Ayety ($0.1million) and Viginta ($0.1 million) Cable TV businesses. The growth in Ayety revenues was caused by an increase in subscribers which rose from to 36 thousand at the end of the first quarter of 2002 to 41 thousand at the end of the first quarter of 2003. The growth in Viginta revenues largely represents an increase in advertising revenues for the sale of airtime on the station owned by Viginta.

        Cost of services.    Cable television cost of services remained constant at $0.7 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Although there is no overall movement the results include an increase in cost of services in Romsat TV offset by a similar decrease of $0.1 million in Sun TV. The increase in cost of service at Romsat is the result of the settlement, in excess of the accrual on Romsat's books, of a dispute with a programmer over content costs, while that in Sun TV reflects the fact that Sun TV re-structured its programming tiers at the end of the second quarter of 2002, reducing the non Russian and Moldovan foreign language content of the cable product offerings thereby reducing expenditures to third parties for the delivery of this content.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $0.4 million in 2003 as compared to 2002. Reductions were achieved in most business ventures and in particular Romsat ($0.2million) and Vilsat ($0.1million). The reductions reflect the increasing emphasis on efficiency introduced in April 2002 with the appointment of a new management team to run the Cable Group.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.1 million to $0.8 million for the quarter ended March 31, 2003 as compared to $0.9 million for the quarter ended March 31, 2002. The movements represents the result of a decrease of $0.2 million relating to Ayety, Romsat and Viginta offset by an increase of $0.1 million relating to ATK and Sun. The decrease in Ayety, Romsat, and Viginta in depreciation and amortization reflects that their networks were developed earlier and as a result a number of fixed assets have become fully depreciated. The increase in depreciation and amortization at ATK and Sun TV reflects the fact that the Cable Group has continued to invest in the upgrade of the Sun and ATK networks to be 860 Mhz capable throughout the period under review, increasing channel capacity and the ability to introduce premium tiered product, as well as supporting the planned development of broadband internet services.

Radio Broadcasting

        Revenues.    Radio operations generated consolidated revenues of $3.1 million for the quarter ended March 31, 2003, an increase of $0.7 million, or 27.6%, over the quarter ended March 31, 2002. A total of $0.4 million of the revenue increase was due to local currency appreciation to the US dollar, principally in Hungary, the Czech Republic and Estonia. On a comparable currency basis an increase of $0.3 million, or 12%, was achieved over the prior year period. This increase in revenues was due principally to increases in revenue at Metromedia Finland, Metroradio Bulgaria, Country Radio (Czech Republic) and Trio Group (Estonia), offset by a decrease at Juventus.

        On a comparable currency basis, revenues in Metromedia Finland, which operates two semi-national radio broadcasting networks in Finland, increased by $0.1 million as a consequence of the growth of a newly launched (March 2001) radio station with steady audience ratings and a growing acceptance by advertisers as an effective advertising medium.

        Metroradio Bulgaria, which operates a country-wide radio broadcasting network in Bulgaria, also benefited from post start-up growth (launched March 2001), coupled with steady ratings performance and access to annual advertising campaign planning by advertising agencies—which are normally committed in the first quarter of the calendar year—for the first time in 2002. On a comparable currency basis, these developments at Metroradio resulted in increased revenues of $0.1 million for the quarter ended March 31, 2003.

        Revenues at Country Radio, which operates a local radio station in Prague, increased by $0.1 million on a comparable currency basis for the quarter ended March 31, 2003 due to a change of the sales house, selling advertising in the station's programming on an exclusive basis to national clients, resulting in improved terms of representation. The change was implemented in April 2002 and the improved terms included a guaranteed minimum sales turnover and additional audience research and marketing services. These new terms, as well as the more aggressive performance of this sales house resulted in increased revenues in the quarter ended March 31, 2003. The growth in national sales was further facilitated by the fact that Country Radio regained its leading ratings position in the Prague market as of August 2002.

        Trio Group, which operates five networks in Estonia and one local station in the capital city Tallinn, recorded an increase in revenues of $0.1 million, on a comparable currency basis. This increase was primarily due to increases in agency revenue due to the exit of state TV from the advertising market as of August 2002, which resulted in an across-the-board increase in the pricing of advertising in electronic media. In addition, revenues were bolstered by an improvement in Trio's revenue market share, resulting from hiring additional sales force in the third quarter of 2002. Further, Trio's results for the quarter ended March 31, 2003 included sales from Metromedia's Internet portal in Estonia, whereas such sales were not consolidated in Trio's results in the same period in 2002. The portal operations were integrated into the Trio Group from April 2002.

        Revenues at Juventus Radio, which operates a local Budapest radio station and a network of owned or contractually affiliated radio stations, declined, on a comparable currency basis, by $0.1 million for the quarter ended March 31, 2003, due to the depressed Hungarian radio advertising market in the latter part of 2002. The Hungarian radio market suffered a decline partially due to the unresolved situation with the broadcasting license of a national radio broadcasting competitor, which had suspended payments of its significant license fee throughout the twelve months preceding this quarter. The uncertainty around the future of commercial radio in this market in light of litigation between this and other competitors, on one side, and the Hungarian government's media regulator, on the other; as well as the attempt by the regulator to withdraw the license of this and other competitors, coupled with the short-term low-pricing policies employed by the competition, resulted in a negative effect on pricing in the radio advertising market. During the last calendar quarter of 2002, the litigating national competitor reached a settlement with the government media regulator and resumed payments of its broadcasting license fees, which contributed to a normalization of the radio advertising market in Hungary that took place in the subsequent quarter.

        Selling, general and administrative.    Radio broadcasting selling, general and administrative expenses increased by $0.2 million, or 6.1%, to $3.5 million for the quarter ended March 31, 2003 as compared to $3.3 million for the quarter ended March 31, 2002. The increase in selling, general and administrative expenses, attributable to local currency appreciation, was $0.5 million by unfavorable currency movements. On a comparable currency basis a decrease of $0.3 million was realized over the prior year period.

        The comparable currency basis decrease in selling, general and administrative expenses for the quarter ended March 31, 2003 was primarily due to decreases at Metromedia Finland and Juventus, offset by increases at Metroradio Bulgaria and Country Radio.

        The comparable currency basis decrease in selling general and administrative expenses of $0.2 million, or 24%, at Metromedia Finland was due to reductions in promotional and programming expenses due to the radio station being in its second year of operation and requiring less advertising and imaging production expenditures, as well as reduced spending across all departments as a cost-savings initiative.

        The comparable currency basis decrease in selling general and administrative expenses of $0.3 million, or 14.3%, at Juventus was primarily due to reduced sales commissions, bad debt and management fees offset by increases in barter expenses and broadcast license fees. The decrease in sales commissions was attributed to high bonuses earned in 2002 on account of the sales team meeting its sales goals. The decrease in bad debt was due to the improved collections driven by a revised commission calculation structure, which requires cash collection of direct sales in order to be paid commissions. The decrease in management fees was due to a one-time increase in management fees by Corporate in 2002, which eliminates in consolidation. The increase in barter expenses was driven by a greater amount of Juventus' marketing activities being settled through barter transactions than in the same quarter of 2002. The increase in broadcasting license fees was pursuant to a contractually based annual adjustment for inflation. The broadcast license fees at Juventus are significantly higher than in the other markets the Company operates, and in the 2003 quarter represented 22% of the venture's SG&A costs. The business venture is currently in negotiations with the Hungarian government media regulators with the objective of negotiating a reduction in Juventus' annual broadcast license fee and the Company expects that those negotiations should be completed during third quarter 2003; however, the Company can make no assurances that such negotiations will result in a successful reduction of such license fees.

        The comparable currency basis increase in selling general and administrative expenses of $0.1 million, or 151%, at Metroradio Bulgaria reflected increased revenue-based expenses, as well as achieving full staffing level in the first full year of operations (2002). Revenues doubled year-on-year and this resulted in additional sales commissions, music royalties and other revenue-driven costs. Headcount increased from 26 to 37 due to the full-year operation and full staffing level, and several promotional campaigns were made in this period in 2003 to attempt to preserve and improve the high ratings achieved by the station following its 2001 launch.

        The comparable currency basis increase in selling general and administrative expenses of $0.1 million, or 29.5%, at Country Radio included the effect of a recovery of previously provisioned bad-debt trade receivables (bad debt reversal) in the quarter ended March 31 2002. The increase in operating expenses between the two periods was due to increased payroll expenses in 2003 due to hiring additional sales staff, a music manager and an IT engineer to service growing business needs.

        Depreciation and amortization.    Radio depreciation and amortization expense increased by $0.1 million, or 46.7%, to $0.4 million for the quarter ended March 31, 2003 as compared to $0.3 million for the quarter ended March 31, 2002. Its increase was principally due to a $0.1 million increase at Juventus due to the amortization of the license (previously charged on group consolidation) and additional depreciation associated with expansion-related fixed asset purchases.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and joint venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level increased from $8.8 million in the quarter ended March 31, 2002 to $10.3 million for the quarter ended March 31, 2003. The increase was due to increases in fees paid to professional advisors associated with the disposal of certain assets and the potential restructuring of the company.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $2.6 million in the quarter ended March 31, 2002 to $1.3 million for the quarter ended March 31, 2003. This principally related to the adoption of SFAS No. 142, which resulted in a reduction of amortization of goodwill recorded at the corporate level.

        Interest expense.    Interest expense for the quarter ended March 31, 2003 decreased by $0.2 million to $5.7 million for the quarter as compared to $5.9 million for the quarter ended March 31, 2002. Interest expense is principally attributable to interest on the Senior Discount Notes and debt incurred at various consolidated ventures, principally PeterStar.

        Interest income.    Interest income decreased by $0.1 million to $0.2 million for the quarter ended March 31, 2003 as compared to $0.3 million for the quarter ended March 31, 2002. This decrease is principally due the reduction in interest rates over this period.

        Equity in income of unconsolidated investees.    Equity in income of unconsolidated investees increased by $2.2 million to an income of $2.7 million for the quarter ended March 31, 2003 as compared to income of $0.5 million for the quarter ended March 31, 2002. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Foreign currency income (losses).    Foreign currency income increased by $0.8 million to $0.5 million for the quarter ended March 31, 2003 as compared to a loss of $0.3 million for the quarter ended March 31, 2002.

        Other income (expense).    Other expense increased by $1.1 million to $0.5 million for the quarter ended March 31, 2003 as compared to income of $0.6 million for the quarter ended March 31, 2002. The other income in 2002 was attributable to a gain of $0.4 million related to the disposal of fixed assets at PeterStar.

        Income tax expense.    Income tax expense was constant at $1.4 million in the quarter ended March 31, 2003 and 2002. The income tax expense is principally from foreign income taxes on PeterStar's operations.

        Minority interest.    Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. Minority interest increased by $1.4 million to $2.6 million for the quarter ended March 31, 2003 as compared to $1.2 million for the quarter ended March 31, 2002. The minority interest amount relates principally to PeterStar's operations.

        Cumulative effect of a change in accounting principle.    The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" effective January 1, 2002. Accordingly, the Company recorded the cumulative effect of adoption for transitional impairment as a charge to earnings of $3.2 million. There was no such similar charge in the quarter ended March 31, 2003.

        Net loss.    Net loss decreased by $18.6 million to $15.3 million for the quarter ended March 31, 2003 as compared to $33.9 for the quarter ended March 31, 2002.

RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $0.8 million (4%) to $21.9 million for the three months ended March 31, 2003 as compared to $21.1 million for the three months ended March 31, 2002. This increase was principally attributable to revenue growth at Telecom Georgia and at Comstar.

        Revenues at Telecom Georgia increased by $0.5 million (11%) to $5.2 million for three months ended March 31, 2003 as compared to $4.7 million for three months ended March 31, 2002. Revenues growth was attributable to a key contract for Russian traffic that resulted in higher outgoing traffic volumes to Russia and increased revenues for incoming traffic from Russia.

        Revenues at Comstar increased by $0.3 million (2%) to $16.3 million for the three months ended March 31, 2003 as compared to $16.0 million for the three months ended March 31, 2002. The growth in revenue is due to higher data, internet and local line rental revenues offset by lower long distance revenues. The Company disposed of its interests in Comstar in April 2003.

        Gross margin.    Fixed telephony gross margin increased by $2.1 million (21%) to $12.3 million for the three months ended March 31, 2003 as compared to $10.2 million for the three months ended March 31, 2002. This increase is principally due to increases at Comstar and Telecom Georgia.

        Gross margin at Comstar increased by $0.9 million (10%) to $9.5 million for the three months ended March 31, 2003 as compared to $8.6 million for the three months ended March 31, 2002. Gross margin increased significantly due to the change in product mix as high margin data and rental revenues increased and lower margin transit traffic decreased in the quarter.

        Gross margin at Telecom Georgia increased by $1.3 million (100%) to $2.6 million for the three months ended March 31, 2003 as compared to $1.3 million for the three months ended March 31, 2002, due to savings of $1.0 million that was achieved on the renegotiated contract for Russian traffic. Incoming margins increased by $0.4 million and expenses for outgoing Russian traffic decreased by $0.6 million. The additional $0.3 million increase in margin was due to a favorable product mix of incoming traffic.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses increased by $0.8 million (15%) to $6.2 million for the three months ended March 31, 2003 as compared to $5.4 million for the three months ended March 31, 2002. This increase was principally the result of increases in expenses at Comstar where sales and marketing increased by $0.2 million, labor increased by $0.2 million and other miscellaneous costs increased by $0.1 million offset by slight reductions in taxes other than profit taxes. TG's SG&A was flat at $1.2 million for the three months ending March 31, 2003 compared to March 31, 2002. Increases in taxes other than profit was offset by savings in labor, telecommunication channel rental and other miscellaneous expenses.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $1.4 million to $4.2 million for the three months ended March 31, 2003 as compared to $5.6 million for the three months ended March 31, 2002. This principally is due to the impairment charge recorded in 2002 at Comstar, thus reducing current amortization base.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $3.0 million (22%) to $16.2 million for the three months ended March 31, 2003 as compared to $13.2 million for the three months ended March 31, 2002. This growth in revenues was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia, offset by a decrease due to the sale of the Company's interest in BELCEL in July 2002.

        Revenues at Magticom increased by $4.5 million (43%) to $14.9 million for three months ended March 31, 2003 as compared to $10.4 million for three months ended March 31, 2002. This increase in revenues is due to strong growth in the subscriber base. Total subscribers were 259 thousand at March 31, 2003 compared to 177 thousand at March 31, 2002, an increase of 46%. Magticom is the market leader in Georgia with the greatest subscriber count and largest coverage area. The percentage of increase in revenue is slightly less than the subscriber growth because as the subscriber base expands, the newer customers tend to have a slightly lower average revenue.

        TyumenRuscom's revenues were flat at $1.3 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Subscribers increased from 10.3 thousand at March 31, 2002 to 13.4 thousand at March 31, 2003. Despite the increase in subscribers revenue was flat because of falling rates due to intense pricing competition from GSM companies in the region.

        BELCEL, which was sold in July 2002, had revenues of $1.5 million for the first quarter of 2002.

        Gross margin.    Wireless telephony gross margin increased by $2.1 million (19%) to $13.4 million for the three months ended March 31, 2003 as compared to $11.3 million for the three months ended March 31, 2002. This increase was due primarily to the increase in gross margin at Magticom partially offset by a decrease resulting from the sale of BELCEL.

        Gross margin at Magticom increased $3.1 million (34%) to $12.4 million for the three months ended March 31, 2003 as compared to $9.1 million for the three months ended March 31, 2002. Total gross margin dollars increased due to the strong increase in revenue. Gross margin as a percent of revenues decreased by 4% from 87% in 2002 to 83% in 2003. Gross margin as a percentage decreased due to an increase in interconnection costs and network maintenance costs.

        Tyumen's gross margin increased $0.1 million (10%) to $1.0 million for the three months ended March 31, 2003 as compared to $0.9 million for the three months ended March 31, 2002. This increase is due to lower cost of handsets sold of $0.1 million in the current quarter. Fewer handsets are being sold as the company is starting to churn subscribers. Also, there has been rate pressure at Tyumen but the effect on gross margin has not been significant.

        The March 31, 2002 gross margin included gross margin of $1.3 million for BELCEL which was sold in July 2002.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $1.2 million (48%) to $1.2 million for the three months ended March 31, 2003 as compared to $2.4 million for the three months ended March 31, 2002. This decrease is principally related to BELCEL. BELCEL was sold in July 2002 and March 31, 2002 SGA included $0.7 million of BELCEL SG&A expenses. Magticom's SG&A decreased $0.4 million, or 29%, to $1.0 million for the three months ended March 31, 2003 as compared to $1.4 million for the three months ended March 31, 2002. Tyumen's SG&A was flat at $0.3 million for the three months ended March 31, 2003 and the three months ended March 31, 2002.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense increased by $0.3 million (8%) to $4.1 million for the three months ended March 31, 2003 as compared to $3.8 million for the three months ended March 31, 2002. This increase is due to Magticom's depreciation and amortization expense increasing $0.6 million, or 20%, to $3.6 million for the three months ended March 31, 2003 as compared to $3.0 million for the three months ended March 31, 2002 due to depreciation on new capital expenditures supporting geographic network expansion and increasing subscriber capacity at existing cell sites. Gross fixed assets increased $18.4 million or 25% from March 31, 2002 to March 31, 2003. Tyumen's depreciation and amortization expense increased $0.2 million (45%) to $0.5 million for the three months ended March 31, 2003 as compared to $0.3 million for the three months ended March 31, 2002. The increase relates primarily to an increase in capital expenditures for the network. March 31, 2002 expense included $0.4 million of depreciation and amortization expense from BELCEL which was sold in July 2002.

Cable Television

        Revenues.    Cable television revenues decreased by $2.1 million to $4.7 million for the quarter ended March 31, 2003 as compared to $6.8 million for the quarter ended March 31, 2002. This decrease in revenues is due principally to a decrease in revenues from Kamalak TV of $0.5 million, on which the Company no longer reports as such venture was abandoned effective December 31, 2002 and from Alma-TV of $2.0 million due to its sale in the second quarter of 2002. Excluding the effects of Kamalak TV and Alma-TV, revenues increased by $0.4 million to $4.7 million for the quarter ended March 31, 2003 as compared to $4.3 million for the quarter ended March 31, 2002. This growth in revenues primarily relates to Cosmos TV (Minsk) ($0.2 million) and Baltcom ($0.1 million). The revenue growth in Cosmos TV reflects an increase in cable wire customers as the new wire line network is built out. Homes passed increased to 70 thousand at March 31, 2003 from 34 thousand at March 31, 2002. Wire customers increased by 20,810 at March 31, 2003 from 9,920 at March 31, 2002. The increase in Baltcom primarily reflects a growth in cable wire and internet subscribers. Cable subscribers grew from 81 thousand at the end of March 2002 to 90 thousand at the end of March 2003. Internet subscribers grew from 1 thousand as at the end of March 2002 to 2 thousand at the end of March 2003.

        Cost of services.    Cable television cost of services decreased by $0.5 million to $1.0 million for the quarter ended March 31, 2003 as compared to $1.5 million for the quarter ended March 31, 2002. This decrease is primarily related to a decrease in cost of services from Kamalak TV of $0.2 million, and from Alma-TV of $0.3 million due to its sale in the second quarter of 2002. Excluding the effects of Kamalak TV and Alma-TV, cost of services remained constant at $1.0 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

        Kosmos TV's cost of services increased by $0.1 million to $0.4 million in the quarter ended March 31,2003 from $0.3 million in the quarter ended March 31, 2002. The increase reflects the growth in customers from 27 thousand at the end of March 2002 to 33 thousand at the end of March 2003, leading to higher total payments to programmers who are paid on a per-subscriber basis.

        Baltcom TV's cost of services decreased by $0.1 million to $0.5 million in the quarter ended March 31, 2003 from $0.6 million in respect of the quarter ended March 31, 2002. The decrease largely reflects the result of renegotiating a programming contract with a Russian programmer.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $0.5 million to $3.0 million for the quarter ended March 31, 2003 as compared to $3.5 million for the quarter ended March 31, 2002. This decrease is primarily related to decreases at Kamalak TV of $0.2 million and at Alma-TV of $0.8 million due to its sale in the second quarter of 2002. Excluding the effects of Kamalak TV and Alma-TV, cost of services increased by $0.5 million to $3.0 million for the quarter ended March 31, 2003 from $2.5 million for the quarter ended March 31, 2002. The increase in selling, general and administrative was attributable to Kosmos TV ($0.1 million), Cosmos TV ($0.1 million) and Baltcom TV ($0.3 million). Kosmos TV was sold on April 25, 2003.

        The increases in SG&A at Kosmos TV was primarily due to increase in recurring rental costs associated with the relocation to a new office in June 2002.

        The increases in SG&A at Cosmos TV reflect an increase in payroll costs reflecting the increased sales commissions resulting from the rapid growth of subscribers on the HFC network as well as the additional technical staff employed to maintain the networks and develop the internet product offering.

        The increase in SG&A at Baltcom TV primarily reflects an increase in advertising expenses and salaries and benefits.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.6 million to $1.4 million for the quarter ended March 31, 2003 as compared to $2.0 million for the quarter ended March 31, 2002. This decrease is primarily related to decreases from Kamalak TV of $0.1 million and Alma-TV of $0.6 million due to its sale in the second quarter of 2002. Excluding the effects of Kamalak TV and Alma-TV, depreciation and amortization increased by $0.2 million from $1.4 million for the quarter ended March 31, 2003 from $1.2 million for the quarter ended March 31, 2002.

Discontinued Business Components

        On April 24, 2003 the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company, of its ownership in certain of its business units in Russia for approximately $58.6 million, face value, of the Company's Senior Discount Notes held by Adamant. As part of this transaction, the Company conveyed to Adamant its ownership interests in its Russian radio stations—ZAO SAC in Moscow and ZAO Radio Katusha in St. Petersburg.

        In addition, on May 5, 2003 the Company completed the sale of its ownership interests in Radio Georgia.

        Revenues.    Radio broadcasting revenues decreased by $0.1 million, or 1.6%, to $2.8 million for the quarter ended March 31, 2003 as compared to $2.9 million for the quarter ended March 31, 2002. The decrease was due principally to a $0.1 million decrease at SAC. This decrease is primarily due to introduction of VAT as of January 1, 2002, which resulted in depressed radio advertising expenditures, as well as to increased competition in the Moscow radio market during 2002.

        Selling, general and administrative.    Radio selling, general and administrative expenses increased by $0.1 million, or 8.3%, to $1.4 million for the quarter ended March 31, 2003 as compared to $1.3 million for the quarter ended March 31, 2002. This increase was due to the net effect of a $0.2 million increase at Katusha offset by a $0.1 million decrease at SAC.

        Selling, general and administrative expenses at Katusha increased by $0.2 million, or 50%, to $0.5 million principally due to increased sales commissions, salaries, and barter expense. The increase in sales commissions was driven by a change in revenue mix in favor of direct revenues. The increase in salaries is primarily driven by annual bonus increases in the current year. And the increase in barter expense resulted from an increase in advertising campaigns from the prior year period.

        Selling, general and administrative expenses at SAC decreased by $0.1 million, or 8.3%, to $0.8 million principally due to tax law change in Russia which abolished SAC's VAT-exempt status as of January 1, 2002, and resulted in the elimination of VAT as a cost due to the venture's ability to recover VAT through revenues.

        Depreciation and amortization.    Radio depreciation and amortization expense remained consistent at $0.1 million in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

        In February 2003 the Company completed the sale of its ownership interests in Ala TV (Kyrgystan).

        Revenues.    Cable television revenues are in respect of Ala TV and were $0.2 million in both the quarter ended March 31, 2003 and the quarter ended March 31, 2002.

        Cost of services.    Cable television cost of services are in respect of Ala TV and were $0.1 million in both the quarter ended March 31, 2003 and the quarter ended March 31, 2002.

        Selling, general and administrative.    Cable television selling, general and administrative expenses are in respect of Ala TV and were $0.1 million in both the quarter ended March 31, 2003 and the quarter ended March 31, 2002.

        Depreciation and amortization.    Cable television depreciation and amortization expense are in respect of Ala TV and were $0.1 million in both the quarter ended March 31, 2003 and the quarter ended March 31, 2002.

        In addition, during 2002, the company disposed of Snapper, ALTEL and CPY Yellow Pages ("Yellow Pages") and discontinued the operations of Metromedia China Corporation ("MCC"). Accordingly, there are no results reported in 2003 for these business operations.

        Revenues.    Revenues for Snapper, ALTEL, Yellow Pages and MCC for the quarter ended March 31, 2002 quarter ended March 31, 2002 were $31.5 million, $2.5 million, $0.3 million and nil, respectively.

        Cost of services.    Cost of services for Snapper, ALTEL, Yellow Pages and MCC for the quarter ended March 31, 2002 were $21.3 million, $0.8 million, $0.04 million and nil, respectively.

        Selling, general and administrative.    Selling, general and administrative expenses for Snapper, ALTEL, Yellow Pages and MCC for the quarter ended March 31, 2002 were $8.8 million, $1.6 million, $0.1 million, and $1.2 million, respectively.

        Depreciation and amortization.    Depreciation and amortization for Snapper, ALTEL, Yellow Pages and MCC for the quarter ended March 31, 2002 was $1.1 million, $0.3 million, $0.01 million, and $0.1 million, respectively.

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

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the asset. Once obligation is ultimately settled, remaining life of the asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The adoption of FAS No. 143 did not have an impact on our consolidated financial position or results of operations.

        During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard did not have a material impact on our financial position or results of operations

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in A Restructuring)," which required that liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 14 did not have a material impact on our results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the provision of FIN No. 45 did not have a material impact on our result of operations or financial position.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. There were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet completed its analysis of the effect of adopting the remaining provisions of FIN No. 46. At July 1, 2003, the Company held interests in Magticom, a core unconsolidated investee that will be evaluated to determine if it should be consolidated. In addition, the Company holds interests in four non-core Cable television ventures and a telephony venture that will be evaluated as well. See Note 6 for further discussions and summary financial information of the Company's unconsolidated investees.

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

        The Company is exposed to foreign exchange price risk in that a substantial portion of its operations is located outside of the United States. In remeasuring the financial statements stated in the local currency into the functional currency, U.S. dollars, a gain or loss may result. In Russia, where the

Company has the majority of its operations in consolidated subsidiaries, a further 10% devaluation of the Russian ruble in the first quarter of 2003 relative to the first quarter of 2002 exchange rate, for example, would have resulted in an increase to the Company's net loss of $0.1 million, with all other variables held constant. In addition, certain of the Company's business ventures accounted for under the equity method could be exposed to foreign exchange price risk. The Company's exposure to these risks is limited by its less significant ownership interest.

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

        "Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains additional information on risks associated with the Company's investments in Eastern Europe and the CIS.

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

Item 4. Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Updated information on litigation and environmental matters subsequent to December 31, 2002 is as follows:

Contact with the United States Justice Department and Securities and Exchange Commission

        For description of this proceeding through December 31, 2002, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Fuqua Industries, Inc., Shareholder Litigation

        For description of this proceeding through December 31, 2002, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Barberis v. Kluge, et al.

        For description of this proceeding through December 31, 2002, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        (a)    None

        (b)    The Company has 4.1 million shares of its $1.00 par value, 7 1/4% cumulative convertible preferred stock that has a liquidation preference of $50.00 per share.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
(a)	Exhibits
99.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
99.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
(b)	Reports on Form 8-K

On February 18, 2003, the Company filed a current report on Form 8-K (Items 5 and 7), on February 26, 2003 the Company filed a current report on Form 8-K (Items 5 and 7) and on April 1, 2003 the Company filed a current report on Form 8-K (Items 5 and 7)

*
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

Dated: July 15, 2003

CERTIFICATIONS

I, Mark S. Hauf, certify that:

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

Date: July 15, 2003

/s/ MARK S. HAUF President, Chief Executive Officer and Chairman of the Board

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

Date: July 15, 2003

/s/ HAROLD F. PYLE, III Senior Vice President Chief Financial Officer, Treasurer and Secretary

QuickLinks

METROMEDIA INTERNATIONAL GROUP, INC. Index to Quarterly Report on Form 10-Q
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Operations (in thousands, except per share amounts) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Balance Sheets (in thousands)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)
Metromedia International Group, Inc. Notes to Unaudited Consolidated Condensed Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Segment Information Three months ended March 31, 2003 (in thousands)
Segment Information Three months ended March 31, 2002 (in thousands)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS