Form 10-Q
period 2003-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2003-10-10
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

        The number of shares of common stock outstanding as of September 26, 2003 was 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.

Index to
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$23,694	$21,739	$46,409	$42,321
Cost and expenses:
Cost of services and operating expenses	6,651	5,280	12,336	10,566
Selling, general and administrative	16,474	18,128	35,550	36,104
Depreciation and amortization	6,414	6,111	12,607	13,123
Asset impairment and restructuring charges, net	—	(504)	—	(504)

Operating loss	(5,845)	(7,276)	(14,084)	(16,968)
Other income (expense):
Interest expense	(4,528)	(4,853)	(10,210)	(10,765)
Interest income	263	481	432	812
Equity in income of unconsolidated investees	3,160	1,929	5,819	2,451
Gain on retirement of debt	24,117	—	24,117	—
Gain on disposition of business	—	1,713	—	1,713
Foreign currency gain (loss)	3	216	492	(113)
Other income (expense)	233	(196)	(310)	385

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	17,403	(7,986)	6,256	(22,485)
Income tax expense	(1,540)	(1,446)	(2,936)	(2,868)
Minority interest	(1,306)	(1,265)	(3,875)	(2,502)

Income (loss) from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	14,557	(10,697)	(555)	(27,855)
Income (loss) from discontinued components	10,646	(7,735)	10,458	(21,322)
Cumulative effect of a change in accounting principle	—	—	—	(3,157)

Net income (loss)	25,203	(18,432)	9,903	(52,334)
Cumulative convertible preferred stock dividend requirement	(3,752)	(3,752)	(7,504)	(7,504)

Net income (loss) attributable to common stockholders	$21,451	$(22,184)	$2,399	$(59,838)

Weighted average common shares—Basic and Diluted	94,035	94,035	94,035	94,035
Income (loss) per common share attributable to common stockholders:
Continuing operations	$0.12	$(0.16)	$(0.09)	$(0.38)
Income (loss) from discontinued components	0.11	(0.08)	0.11	(0.23)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)

Net income (loss) attributable to common stockholders	$0.23	$(0.24)	$0.02	$(0.64)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$19,459	$27,542
Investments	1,000	500
Accounts receivable, net	9,020	7,798
Inventories	2,146	2,413
Prepaid expenses and other assets	5,143	7,760
Current assets of discontinued components	6,101	9,570

Total current assets	42,869	55,583
Investments in and advances to business ventures	26,399	33,588
Property, plant and equipment, net	85,476	86,006
Goodwill	34,733	34,733
Intangible assets, net	16,173	19,111
Other assets	5,984	4,947
Noncurrent assets of discontinued components	—	17,436
Business ventures held for sale	4,742	35,845

Total assets	$216,376	$287,249

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Accounts payable	$8,462	$6,969
Accrued expenses	32,762	32,857
Accrued interest payable	4,076	5,681
Current portion of long-term debt	1,677	1,797
Current liabilities of discontinued components	187	17,399

Total current liabilities	47,164	64,703
Long-term debt, less current portion	154,395	213,864
Other long-term liabilities	1,734	2,412

Total liabilities	203,293	280,979
Minority interest	28,765	31,667
Commitments and contingencies	—	—
Stockholders' deficiency:
7 1/4% cumulative convertible preferred stock	207,000	207,000
Common stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,407,350)	(1,417,253)
Accumulated other comprehensive loss	(12,136)	(11,948)

Total stockholders' deficiency	(15,682)	(25,397)

Total liabilities and stockholders' deficiency	$216,376	$287,249

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$9,903	$(52,334)
(Income) loss from discontinued components	(10,458)	21,322

Loss from continuing operations	(555)	(31,012)
Items not requiring cash outlays:
Equity in income of unconsolidated investees	(5,819)	(2,451)
Depreciation and amortization	12,607	13,123
Gain on retirement of debt	(24,117)	—
Asset impairment and restructuring charges, net	—	(504)
Accretion of debt discount	—	5,253
Gain on disposition of businesses, net	—	(1,713)
Minority interest	3,875	2,502
Cumulative effect of a change in accounting principle	—	3,157
Other	—	458
Changes in:
Accounts receivable	(1,222)	(1,547)
Inventories	267	392
Other assets and liabilities	(540)	(1,247)
Accounts payable and accrued expenses	3,301	5,401

Cash used in operating activities	(12,203)	(8,188)
Investing activities:
Investments in and advances to business ventures	(142)	(976)
Distributions from business ventures	13,535	1,575
Purchase of investments	(500)	—
Proceeds from sale of business	—	8,544
Additions to property, plant and equipment	(7,312)	(4,995)
Acquisition of other intangibles	(1,371)	—

Cash provided by investing activities	4,210	4,148
Financing activities:
Payments on debt and capital lease obligations	(984)	(201)
Dividends paid to minority interests	(6,480)	(3,382)

Cash used in financing activities	(7,464)	(3,583)
Cash provided by discontinued components, net	7,374	2,444

Net decrease in cash and cash equivalents	(8,083)	(5,179)
Cash and cash equivalents at beginning of period	27,542	25,043

Cash and cash equivalents at end of period	$19,459	$19,864

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands)

(unaudited)

	7 1/4% Cumulative Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balances at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)	$—	$90,776
Net loss	—	—	—	—	—	(52,334)	—	(52,334)	(52,334)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(348)	(348)	(348)

Total comprehensive loss								$(52,682)

Balance of June 30, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,358,213)	$(7,497)		$38,094

Balances at December 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,417,253)	$(11,948)	$—	$(25,397)
Net income	—	—	—	—	—	9,903	—	9,903	9,903
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(188)	(188)	(188)

Total comprehensive income								$9,715

Balances at June 30, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,407,350)	$(12,136)		$(15,682)

See accompanying notes to consolidated condensed financial statements.

Metromedia International Group, Inc.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation, Going Concern and Recent Developments

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its direct and indirect wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI") and PLD Telekom, Inc. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated condensed financial statements for prior periods to conform to the current presentation.

        The Company is a holding company with ownership interests in telephony, cable television and radio broadcasting businesses that operate in Russia, Eastern Europe and Georgia. For the six months ended June 30, 2003, the telephony businesses generated 71.4% of consolidated revenues, while the cable television and radio broadcasting businesses generated 15.6% and 12.2%, respectively, of consolidated revenues.

        These condensed consolidated financial statements also include the Snapper, Inc. ("Snapper"), ALTEL, CPY Yellow Pages, SAC, Radio Katusha and Technocom businesses, which have been presented as discontinued business components (see Note 3, "Discontinued Business Components").

        The accompanying interim condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2003 and 2002, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

Description of the Business

        The Company invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). The Company owns interests in and participates with partners in the management of business ventures that have various operational systems, consisting of cable television systems, wireless telephone systems, fixed and other telephony networks, radio broadcasting stations and other communications-related businesses. All of the Company's business ventures other than the businesses of PLD Telekom report their financial results on three-month lag. Therefore, the Company's condensed consolidated financial results for the three and six months ended June 30, 2003 and 2002 include the financial results for those business ventures for the three and six months ended March 31, 2003 and 2002, respectively.

Going Concern and Recent Developments

        The Company is currently in the process of an overall restructuring in which its interests in cable television, radio and certain telephony businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company since the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

        Upon completion of the restructuring, the Company intends that its core holdings will consist principally of PeterStar and its wholly-owned subsidiary, Baltic Communications, Ltd., the leading competitive local exchange carrier in St. Petersburg, Russia, of which the Company has a 71% business interest and Magticom, a GSM mobile telephony operator in Tbilisi, Georgia, in which the Company has a 34% equity interest.

        As part of its overall restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. These actions were taken to resolve long-standing liquidity problems that the Company had long faced. Furthermore, the Company has recently entered into new long-term employment agreements with certain of these employees, including the Company's Chief Financial Officer, and has recruited new accounting and finance personnel who will work in Charlotte, North Carolina at the Company's new corporate headquarters.

        In late third quarter, the Company began the process of relocating its corporate headquarters from New York City to Charlotte, North Carolina and, at present, the Company expects that it will close its New York City office before the end of 2003. The Company's decision to move its corporate headquarters operation from New York City was principally driven by our commitment to substantially reduce corporate overhead expenditures. Upon completing this move, the Company will benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that upon the completion of the relocation of its corporate headquarters, that the accounting and finance personnel that are currently engaged and the work flow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company did and may continue to experience some delays in preparation of financial statements and reports.

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of June 30, 2003 and September 30, 2003, the Company had $17.4 million and $24.1 million, respectively, of unrestricted cash at its headquarters level. The $24.1 million of cash at September 30, 2003 reflects the cash held at headquarters subsequent to the Company's $8.0 million semi-annual interest payment, due on September 30, 2003, on its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes").

        In addition, as of June 30, 2003, the Company had $2.1 million of cash at the Company's consolidated business ventures. Furthermore, as of June 30, 2003, the Company's unconsolidated business ventures had $2.3 million of cash.

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis and will resolve its remaining near-term liquidity concerns. Opportunities to refinance the Company's Senior Discount Notes are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations. If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipates on the further sale of its non-core businesses, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through September 30, 2004. Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will permit it to pay the $8.0 million semi-annual interest payment due on March 30, 2004 on its Senior Discount Notes.

        The Company has sold several businesses subsequent to June 30, 2003, which have yielded proceeds in excess of carrying values. The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure that it will be successful in selling any additional non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures or subsidiaries.

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

        The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although these factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Actions related to the Company's Securities

        On February 25, 2003, the Company received notice from the staff of The American Stock Exchange (the "Exchange") indicating that the Exchange filed an application with the United States Securities and Exchange Commission ("SEC") on February 20, 2003, to strike the Company's Common Stock and 7 1/4% Cumulative Convertible Preferred Stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003. As a result, the Company's Common Stock (OTCBB: MTRM) and 7 1/4% Cumulative Convertible Preferred Stock (OTCBB: MTRMP) began trading on the OTC Bulletin Board.

        On September 24, 2003, the Company's equity securities were removed from quotation on the OTC Bulletin Board trading system ("OTCBB") because the Company was not then in compliance with NASD Rule 6530. The Company was required to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 with the SEC by September 23, 2003 to remain in compliance with Rule 6530. As a result, the Company's Common Stock (OTCPK: MTRM) and 7 1/4% Cumulative Convertible Preferred Stock (OTCPK: MTRMP) is quoted on the Pink Sheets. Concurrent with the filing of its second quarter 2003 Form 10-Q, the Company will be in compliance with OTCBB trading eligibility requirements.

2. Summary of Significant Accounting Policies

Stock Option Plans

        The Company has elected to use the intrinsic value-based method to account for its stock-based compensation in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and disclose the pro forma effects on results of operations as if the fair value method had been adopted to account for its stock-based employee compensation plans.

        The effect of applying SFAS No. 123 on the net income (loss) as reported is not representative of the effects on reported net income (loss) and earnings per share in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders, as reported	$21,451	$(22,184)	$2,399	$(59,838)
Deduct: stock-based employee compensation expense determined under fair value based method	(219)	(209)	(391)	(418)

Pro forma net income (loss)	$21,232	$(22,393)	$2,008	$(60,256)

Net income (loss) per share attributable to common stockholders—Basic and Diluted:
As reported	$0.23	$(0.24)	$0.02	$(0.64)

Pro forma	$0.23	$(0.24)	$0.02	$(0.64)

Accounting Change

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company recorded a transitional impairment charge of $3.2 million as of January 1, 2002.

3. Discontinued Business Components

Adamant Transaction

        On April 24, 2003, the Company completed an exchange with Adamant Advisory Services ("Adamant") of its ownership in certain of its business units in Russia for approximately $58.6 million,

face value, of the Company's Senior Discount Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow-based fixed-line telephony operator; Kosmos TV, a Moscow-based cable television operator; and the Company's Russian radio businesses (the "Radio Businesses"). In addition to conveying the Senior Discount Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant.

        The Company recognized a total gain related to this transaction of $31.1 million in the three months ended June 30, 2003, which is comprised of a gain of $24.1 million related to the early extinguishment of the exchanged Senior Discount Notes and a gain of $7.0 million on the transfer of the Company's interests in the Radio Businesses. The gain on extinguishment was reflected in the Company's income from continuing operations in the three months ended June 30, 2003, while the gain on sale of the Company's interests in the Radio Businesses was reflected in the income from operations of discontinued components in the three months ended June 30, 2003. In addition, in the year ended December 31, 2002, the Company recorded an additional impairment charge of $1.1 million to reflect Comstar and Kosmos TV, unconsolidated investees of the Company, at their respective fair values.

Snapper, Inc.

        On November 27, 2002, the Company completed the sale of substantially all of the assets and certain liabilities of Snapper, Inc. ("Snapper") to Simplicity Manufacturing, Inc. ("Simplicity") for an ultimate sale price of $60.0 million. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

        In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper and determined that, as of January 1, 2002, there was a transitional impairment charge required on the Company's then recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge in 2002. In addition, the Company has recorded an estimated loss on disposal of $10.1 million during the year ended December 31, 2002. Such loss was based on the minimum amount of cash expected once the final terms of the settlement with the buyer were agreed. The $10.1 million estimated loss was comprised of a write down of assets and estimated severance and disposal costs.

        In the six months ended June 30, 2003, a final accounting for this transaction was made, which resulted in the Company recording a receivable of $6.0 million that was due from Simplicity and additional net proceeds due to the Company of $0.7 million. The additional net proceeds were recorded as an adjustment to the loss on sale in income from discontinued components in the six months ended June 30, 2003 and resulted in a total net loss on disposal of $9.4 million.

        Simplicity paid to the Company the $6.0 million in the quarter ended September 30, 2003.

Other Non-Core Asset Sales

        The Company disposed of its ownership interests in ALTEL and CPY Yellow Pages during 2002. Accordingly, such businesses and operations have been presented as discontinued components.

Technocom Transaction

        On June 25, 2003, the Company sold its wholly-owned subsidiary, Technocom Limited ("Technocom") for $4.5 million. Technocom holds interests in several Russian telecommunications enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses, including claims arising from litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders.

        The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in an estimated gain of $2.9 million on the disposition, which was recorded in the three months ended June 30, 2003.

        In light of the above transactions, the Company concluded that the Radio Businesses, Snapper, Altel, CPY Yellow Pages and Technocom meet the criteria for classification as discontinued components as outlined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), and has presented the entities as such within its condensed consolidated financial statements.

        The operating results of the Snapper business segment is as follows (in thousands):

	Three Months ended June 30, 2002	Six Months ended June 30, 2002
Revenues	$50,339	$81,878
Operating income	2,950	3,268
Cumulative effect of a change in accounting principle	—	(13,570)
Net income (loss)	$2,085	$(11,167)

        The combined results of operations of the Radio Businesses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$1,857	$1,563	$4,703	$4,456
Operating income	396	395	1,274	1,858
Net income	$238	$109	$866	$1,164

        The combined results of operations of the Telephony businesses (Altel, CPY Yellow Pages and Technocom) are as follows (in thousands):

	Three Months ended June 30, 2002	Six Months ended June 30, 2002
Revenues	$3,422	$13,761
Operating loss	(4,734)	(6,386)
Net loss	$(9,839)	$(11,117)

        The results of Technocom for 2003 are immaterial.

        The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$101	$3,039
Other receivables	6,000	5,251
Other current assets	—	1,280

Current assets	$6,101	$9,570

Property, plant and equipment, net	$—	$6,686
Investments in and advances to business ventures	—	1,218
Intangible assets, net	—	1,951
Other noncurrent assets	—	7,581

Noncurrent assets	$—	$17,436

Current portion of long-term debt	$—	$1,711
Accrued expense	131	14,281
Accounts payable	56	1,407

Current liabilities	$187	$17,399

4. Business Ventures Held for Sale

        Included in the Adamant disposal group (see Note 3) were two business ventures (Comstar and Kosmos-TV) that were accounted for using the equity method of accounting. In addition, Baltcom TV, which was disposed subsequent to June 30, 2003 (see Note 13), was accounted for on the equity method of accounting. The Company has presented its investments in such ventures as "Business ventures held for sale" in noncurrent assets. Such presentation resulted in a reduction of the Company's "Investments in and advances to ventures" totaling $4.7 million and $35.8 million at June 30, 2003 and December 31, 2002, respectively.

        The results of such ventures are required to be presented in the Statements of Operations of the Company as continuing operations and have been included in the "Equity in income of unconsolidated investees."

        The combined results of operations for such ventures until the date of sale for the three and six months ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$3,876	$19,258	$23,991	$38,929
Operating income (loss)	(124)	224	717	(157)
Net income (loss)	$989	$(1,491)	$220	$(3,620)
Equity in income (losses) of unconsolidated investees	$1,080	$(1,254)	$591	$(3,210)

5. Investments in and Advances to Business Ventures

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flows, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures and subsidiaries, of which $4.2 million in funding obligations remain at June 30, 2003. The Company's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans.

Equity Method Investment Information

        At June 30, 2003 and December 31, 2002, the Company's unconsolidated investments in and advances to business ventures by business line, principally in Georgia and Eastern Europe, at cost, including associated goodwill and net intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

Name	June 30, 2003	December 31, 2002	Ownership %
Wireless Telephony	$23,424	$30,297	35%
Cable Television and Other Communications Entities	2,975	3,291	30-50%

	$26,399	$33,588

        Included in Cable Television and Other Communications Entities is goodwill totaling $0.9 million as of June 30, 2003 and December 31, 2002.

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method that have commenced operations as of the dates presented as of March 31, 2003 and September 30, 2002 are as follows (in thousands):

Combined Information of Unconsolidated Business Ventures

Combined Balance Sheets

	March 31, 2003	September 30, 2002
Assets:
Current assets	$9,317	$11,088
Property and equipment, net	58,726	63,446
Other assets	4,185	5,701

Total assets	$72,228	$80,235

Liabilities and Business Ventures' Equity:
Current liabilities	$18,892	$29,648
Amounts payable under credit facilities	11,605	22,545
Other long-term liabilities	1,573	2,587

	32,070	54,780
Business ventures' equity	40,158	25,455

Total liabilities and business ventures' equity	$72,228	$80,235

        Excluded from the combined balance sheet are Comstar, Kosmos TV and Baltcom TV as they are presented as "Business Ventures Held for Sale." Such entities are included in the combined results of operations below until the date of sale. (See Notes 3 and 13).

        The following tables present summary financial information for all operating entities being grouped as indicated as of and for the three and six months ended March 31, 2003 and 2002. For the three and six months ended March 31, 2003 and 2002, the results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended March 31, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$4,285	$15,387	$4,725	$24,397
Cost of services and operating expenses	3,040	2,308	970	6,318
Selling, general and administrative	938	2,228	2,604	5,770
Depreciation and amortization	519	3,574	1,367	5,460

Operating (loss) income	(212)	7,277	(216)	6,849
Other (expense) income	(235)	(3,283)	1,602	(1,916)
Interest (expense) income, net	(23)	64	(328)	(287)

Net (loss) income	$(470)	$4,058	$1,058	$4,646

Capital expenditures	$—	$1,753	$442	$2,195

Equity in (losses) income of unconsolidated investees	$(150)	$2,111	$1,199	$3,160

	Three months ended March 31, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$26,983	$13,197	$6,425	$46,605
Cost of services and operating expenses	14,929	2,186	1,314	18,429
Selling, general and administrative	5,659	2,522	2,993	11,174
Depreciation and amortization	5,784	3,920	2,024	11,728
Asset impairment charge	440	—	—	440

Operating income	171	4,569	94	4,834
Other (expense) income	(1,171)	(2,017)	1,072	(2,116)
Interest expense, net	(1,327)	(247)	(716)	(2,290)

Net (loss) income	$(2,327)	$2,305	$450	$428

Capital expenditures	$1,876	$4,334	$2,237	$8,447

Equity in (losses) income of unconsolidated investees	$(1,455)	$1,672	$1,712	$1,929

	Six months ended March 31, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$26,150	$31,550	$9,486	$67,186
Cost of services and operating expenses	12,608	5,106	2,000	19,714
Selling, general and administrative	7,095	3,468	5,579	16,142
Depreciation and amortization	4,741	7,630	2,751	15,122

Operating income (loss)	1,706	15,346	(844)	16,208
Other (expense) income	(2,029)	(4,601)	1,961	(4,669)
Interest (expense) income, net	(302)	51	(968)	(1,219)

Net (loss) income	$(625)	$10,796	$149	$10,320

Capital expenditures	$1,702	$7,115	$1,481	$10,298

Equity in (losses) income of unconsolidated investees	$(315)	$5,232	$902	$5,819

	Six months ended March 31, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$48,076	$26,399	$12,788	$87,263
Cost of services and operating expenses	25,861	4,113	2,641	32,615
Selling, general and administrative	11,030	4,928	6,294	22,252
Depreciation and amortization	11,396	7,669	3,904	22,969
Asset impairment charge	440	—	—	440

Operating (loss) income	(651)	9,689	(51)	8,987
Other (expense) income	(1,350)	(1,683)	529	(2,504)
Interest expense, net	(1,757)	(669)	(1,495)	(3,921)

Net (loss) income	$(3,758)	$7,337	$(1,017)	$2,562

Capital expenditures	$3,378	$6,726	$3,920	$14,024

Equity in (losses) income of unconsolidated investees	$(2,688)	$4,009	$1,130	$2,451

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

7. Stockholders' Equity

Preferred Stock

        There are 70.0 million shares of preferred stock authorized of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, of which 4.1 million shares were outstanding as of June 30, 2003 and December 31, 2002. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of June 30, 2003, total dividends in arrears are $33.8 million. As of the date of this report, the Company has not declared a dividend subsequent to June 30, 2003.

8. Earnings Per Common Share

        Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the periods ended June 30, 2003 and 2002. For the periods ended June 30, 2003 and 2002, 21.9 million and 23.9 million shares, respectively, attributable to the exercise of outstanding options, warrants and convertible preferred stock were excluded from the calculation of diluted EPS because the effect was antidilutive.

9. Business Segment Data

        The Company operations provide the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television and (iv) radio broadcasting.

        The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss), which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

        The Company's segment information is set forth as of and for the three and six months ended June 30, 2003, and 2002 in the following tables (in thousands):

	Three months ended June 30, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate And Eliminations	Consolidated
Revenues	$17,183	$—	$3,642	$2,548	$321	$23,694
Cost of services and operating expenses	5,781	—	706	—	164	6,651
Selling, general and administrative	3,268	—	2,298	3,420	7,488	16,474
Depreciation and amortization	3,320	—	824	425	1,845	6,414

Operating income (loss)	$4,814	$—	$(186)	$(1,297)	$(9,176)	$(5,845)

Equity in income (losses) of unconsolidated investees	$(150)	$2,111	$1,199			$3,160

	Three months ended June 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate And Eliminations	Consolidated
Revenues	$16,338	$—	$3,500	$1,767	$134	$21,739
Cost of services and operating expenses	4,523	—	758	—	(1)	5,280
Selling, general and administrative	4,884	—	1,746	2,402	9,096	18,128
Depreciation and amortization	2,923	—	977	290	1,921	6,111
Asset impairment and restructuring charges, net	—	—	—	—	(504)	(504)

Operating income (loss)	$4,008	$—	$19	$(925)	$(10,378)	$(7,276)

Equity in income (losses) of unconsolidated investees	$(1,455)	$1,672	$1,712			$1,929

	Six months ended June 30, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate And Eliminations	Consolidated
Revenues	$33,132	$—	$7,245	$5,676	$356	$46,409
Cost of services and operating expenses	10,743	—	1,429	—	164	12,336
Selling, general and administrative	6,928	—	3,877	6,985	17,760	35,550
Depreciation and amortization	6,562	—	1,645	829	3,571	12,607

Operating income (loss)	$8,899	$—	$294	$(2,138)	$(21,139)	$(14,084)

Equity in income (losses) of unconsolidated investees	$(315)	$5,232	$902			$5,819

	Six months ended June 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate And Eliminations	Consolidated
Revenues	$30,857	$—	$6,912	$4,219	$333	$42,321
Cost of services and operating expenses	9,054	—	1,454	—	58	10,566
Selling, general and administrative	8,764	—	3,697	5,706	17,937	36,104
Depreciation and amortization	6,069	—	1,931	566	4,557	13,123
Asset impairment and restructuring charges, net	—	—	—	—	(504)	(504)

Operating income (loss)	$6,970	$—	$(170)	$(2,053)	$(21,715)	$(16,968)

Equity in income (losses) of unconsolidated investees	$(2,688)	$4,009	$1,130			$2,451

        Information about the Company's operations of continuing businesses in different geographic locations is as follows (in thousands):

	Revenues		Assets
	For the six months ended June 30
Country/Region			June 30, 2003	December 31, 2002
	2003	2002
CIS
Russia	$33,870	$31,555	$100,939	$140,669
Georgia	1,366	1,185	26,567	31,532
All other CIS	1,075	1,115	2,302	2,336
Eastern Europe
Romania	3,319	3,269	9,590	9,961
Hungary	2,546	2,193	6,151	5,671
All other Eastern Europe	3,254	2,365	6,355	5,812
Other	979	639	2,434	1,785

	$46,409	$42,321	$154,338	$197,766

        The Company's investments in and advances to business ventures and goodwill include amounts maintained at the corporate headquarters in the United States. Such amounts are relative to the Company's operations in Russia and Eastern Europe.

10. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

        The total allowance for doubtful accounts at June 30, 2003 and December 31, 2002 was $2.9 million and $3.4 million, respectively.

Interest Expense

        Interest expense includes accretion of debt discount of $5.3 million for the six months ended June 30, 2002.

Intangible Assets

        Intangible assets at June 30, 2003 and December 31, 2002 consist of the following (in thousands):

	2003		2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Licenses	$42,449	$(28,718)	$41,572	$(24,541)
Broadcast rights and other intangibles	6,830	(4,388)	6,087	(4,007)

	$49,279	$(33,106)	$47,659	$(28,548)

Supplemental Disclosure of Cash Flow Information

        Supplemental disclosure of cash flow information for the six months ended June 30, 2003 and 2002 (in thousands):

	2003	2002
Cash paid during the six months ended June 30 for:
Interest	$11,815	$—

Income Taxes	$4,500	$5,876

11. Commitments and Contingencies

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at June 30, 2003 are summarized as follows (in thousands):

Benefit Plans	$8,100
Loan guarantee	1,400

$9,500

        Benefit Plans.    The company maintains certain benefit plans for former employees of the Company and its subsidiaries. During 2002, actual asset returns for the Company's plans were adversely affected by continued deterioration in the equity markets. For the year ended December 31, 2002, the asset returns on the plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected the Company's year end funded status. However, additional contributions, which are expected to be $0.6 million in 2003, will favorably impact the pension funded status. As of June 30, 2003, future benefit obligations of these plans exceed the fair value of plan assets by $8.1 million.

        Tyumenruskom.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. At June 30, 2003, there was $1.4 million outstanding under this financing arrangement.

        The Company has recorded a liability of $1.4 million for its obligations under the loan guarantee. As reflected in Note 13, Subsequent Events, the Company sold its interest in Tyumenruskom in the third quarter 2003, and as part of that transaction, the Company was released by Ericsson of the $1.4 million loan guarantee.

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

Escrowed Severance

        As a condition of the settlement for the disposal of Snapper's assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $1.4 million and $2.3 million as of June 30, 2003 and December 31, 2002, respectively.

Employee Matters

        Under the terms of the key employee retention programs, the Company agreed to pay incremental termination benefits to employees in exchange for their agreement to remain employed through a specified termination date. Generally, the Company paid a portion of the termination benefits upon reaching agreement with the affected employees with the remainder due within 30 days of separation, which is at various dates through December 31, 2003. Following is a summary of the total termination benefits expected to be incurred in the six months ended June 30, 2003 (in thousands):

	Total expected to be incurred	Amount incurred in six months ended June 30, 2003	Amount paid in six months ended June 30, 2003	Accrued at June 30, 2003
Continuing Businesses	$1,747	$834	$516	$318
Corporate	976	703	567	136
Discontinued Components	469	426	304	122

Total	$3,192	$1,963	$1,387	$576

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

Report to the Pension Benefit Guaranty Corporation

        The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation ("PBGC"). In June 2003, the Company notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan; (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan; (iii) that the Company had recently added extra contributions to one plan; and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not formally responded to the June 2003 notification but it may seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

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

        Fees charged by Metromedia Company under the agreement amounted to $0.2 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively.

13. Subsequent Events

Baltcom TV Transaction

        On August 1, 2003, the Company sold all of its interest in the Latvian cable television company Baltcom TV ("Baltcom") to the Latvian company SIA Alina ("Alina") for cash consideration of $14.5 million. Alina was the owner of 45% of Baltcom prior to the transaction. The Company anticipates recognizing an estimated gain of $9.5 million on the disposition, which will be recorded in the three months ended September 30, 2003.

Relocation of Corporate Headquarters

        As part of its continuing corporate restructuring initiatives, the Company has undertaken to move its corporate headquarters from New York City to Charlotte, North Carolina. Accordingly, on September 8, 2003, the Company entered into a five-year lease agreement for space for Corporate headquarters in Charlotte. A much downsized, accounting and financial reporting work force has been successfully recruited and, in October, will commence operations in Charlotte. The Company expects to close its New York City office before the end of 2003.

Executive Employment Arrangements

        Mr. Hauf, Mr. Pyle and Mr. Elledge entered into new employment agreements with the Company on October 5, 2003, and below are the key terms and conditions of the employment agreement:

Mr. Hauf New Employment Agreement:

        Mr. Hauf's new employment agreement, dated as of October 5, 2003, shall remain in force until terminated either by the Company or by Mr. Hauf. The first five years of the agreement are the "initial term." The base salary under the agreement is $550,000 per annum. In addition, Mr. Hauf is eligible for an additional discretionary bonus as may be awarded by the compensation committee. Mr. Hauf's employment agreement also provides for other employee benefits such as the use of an apartment in the Moscow area, tuition reimbursement for his child's private school up to $25,000 per annum, life insurance, health care and certain disability benefits.

        The Company can terminate Mr. Hauf' employment agreement due to his death or disability, in which case he (or his estate) is entitled to receive salary and benefits only through the date of termination.

        We can terminate Mr. Hauf' employment agreement with "cause," in which case he is entitled to receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement to include inter alia (i) Mr. Hauf's willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform his material duties as Chief Executive Officer, or (iii) the conviction of a felony. Prior to terminating Mr. Hauf's employment with "cause," the Company has to give Mr. Hauf a 30-day notice of the grounds for the proposed termination and allow Mr. Hauf 15 days to cure such grounds if cure is possible.

        The Company can also terminate Mr. Hauf's employment without cause upon a vote of the majority of the Board of Directors and with 30 days' prior notice. If such termination occurs during the five-year initial term, the Company shall pay Mr. Hauf his base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twenty-four months of base salary or (ii) two months of base salary for every year of service with the Company. If such termination occurs after the initial term, the Company shall pay Mr. Hauf an amount equal to the greater of (i) twenty-four months of base salary or (ii) two months of base salary for every year of service with the Company.

        Mr. Hauf may terminate his employment with the Company at any time upon six months' prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Mr. Hauf shall be entitled to receive salary and benefits through the date of termination.

        Mr. Hauf may also terminate his employment with the Company for "good reason" following a written notice from him to the Company describing the basis for termination and the Company's thirty-day cure period. "Good reason" in defined in the agreement to include inter alia (i) material diminution in Mr. Hauf's duties or authorities, (ii) a change in the reporting structure, or (iii) the appointment of a person whose authority is substantially similar or senior to Mr. Hauf's. In the event Mr. Hauf elects to terminate his agreement for "good reason," his severance shall be paid on the same terms as in Company termination without cause.

        If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Mr. Hauf's agreement for any reason other than his death, disability or cause or if Mr. Hauf shall terminate the agreement for "good reason," the Company or its successor shall pay Mr. Hauf a lump-sum amount which is the greater of (i) three years of his base salary or (ii) the amount payable in the event of termination without cause.

        Mr. Hauf has agreed to not compete with us for a period of one year following termination of his employment.

Mr. Pyle New Employment Agreement:

        Mr. Pyle's new employment agreement, dated as of October 6, 2003, shall remain in force until terminated either by the Company or by Mr. Pyle. The first three years of the agreement are the "initial term." The base salary under the agreement is $350,000 per annum. In addition, Mr. Pyle is eligible for an additional discretionary bonus as may be awarded by the compensation committee. Mr. Pyle's employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits. Until such time as the Company finalized the move of its headquarters to Charlotte, NC, Mr. Pyle is also entitled to reasonable commuting related expensed from his home to New York (including reasonable weekly airfare and lodging expenses while in New York) and this amount is subject to gross-up for taxes.

        The Company can terminate Mr. Pyle' employment agreement due to his death or disability, in which case he (or his estate) is entitled to receive salary and benefits only through the date of termination.

        We can terminate Mr. Pyle's employment agreement with "cause," in which case he is entitled to receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement to include inter alia (i) Mr. Pyle's willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform his material duties as Chief Financial Officer, or (iii) the conviction of a felony. Prior to terminating Mr. Pyle's employment with "cause," the Company has to give Mr. Pyle a 30-day notice of the grounds for the proposed termination and allow Mr. Pyle 15 days to cure such grounds if cure is possible.

        The Company can also terminate Mr. Pyle's employment without cause upon a vote of the majority of the Board of Directors and with 30 days' prior notice. If such termination occurs during the three-year initial term, the Company shall pay Mr. Pyle his base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twelve months of base salary or (ii) one month of base salary for every year of service with the Company. If such termination occurs after the initial term, the Company shall pay Mr. Pyle an amount equal to the greater of (i) twelve months of base salary or (ii) one month of base salary for every year of service with the Company.

        Mr. Pyle may terminate his employment with the Company at any time upon sixty-days' prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Mr. Pyle shall be entitled to receive salary and benefits through the date of termination.

        Mr. Pyle may also terminate his employment with the Company for "good reason" following a written notice from him to the Company describing the basis for termination and the Company's thirty-day cure period. "Good reason" in defined in the agreement to include inter alia (i) material diminution in Mr. Pyle's duties or authorities, (ii) a change in the reporting structure, or (iii) the appointment of a person in a financial capacity whose authority is substantially similar or senior to Mr. Pyle's. In the event Mr. Pyle elects to terminate his agreement for "good reason," his severance shall be paid on the same terms as in Company termination without cause.

        If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Mr. Pyle's agreement for any reason other than his death, disability or cause or if Mr. Pyle shall terminate the agreement for "good reason," the Company or its successor shall pay Mr. Pyle (i) during the three-year initial period a lump-sum amount equal to three years of his base salary or (ii) after the three-year initial period a lump-sum amount equal to two years of his base salary.

        Mr. Pyle has agreed to not compete with us for a period of one year following termination of his employment for any reason other than termination by the Company without cause or by him for good reason.

Mr. Elledge New Employment Agreement:

        Mr. Elledge's new employment agreement, dated as of October 6, 2003, shall remain in force until terminated either by the Company or by Mr. Elledge. The first three years of the agreement are the "initial term." The base salary under the agreement is $200,000 per annum. In addition, Mr. Elledge is eligible for an additional discretionary bonus as may be awarded by the compensation committee. Mr.Elledge's employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits.

        Mr. Elledge is also entitled to reasonable commuting related expenses from his home to either the New York or Charlotte offices (including reasonable monthly airfare and lodging expenses), but only through December 31, 2003. In addition, Mr. Elledge is also entitled to receive a relocation package, of no more than $8,000, to reimburse him for the expenses that he incurs to move his household goods from his present home to a residence in Charlotte, North Carolina. Further, the commuting expenses and relocation reimbursement are subject to gross-up for taxes, if deemed to be considered taxable fringe benefits.

        The Company can terminate Mr. Elledge's employment agreement due to his death or disability, in which case he (or his estate) is entitled to receive salary and benefits only through the date of termination.

        We can terminate Mr. Elledge's employment agreement with "cause," in which case he is entitled to receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement to include inter alia (i) Mr. Elledge's willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform his material duties as Chief Accounting Officer, or (iii) the conviction of a felony. Prior to terminating Mr. Elledge's employment with "cause," the Company has to give Mr. Elledge a 30-day notice of the grounds for the proposed termination and allow Mr. Elledge 15 days to cure such grounds if cure is possible.

        The Company can also terminate Mr. Elledge's employment without cause upon a vote of the majority of the Board of Directors and with 30 days' prior notice. If such termination occurs during the three-year initial term, the Company shall pay Mr. Elledge his base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twelve-months of base salary or (ii) one month of base salary for every year of service with the Company. If such termination occurs after the initial term, the Company shall pay Mr. Elledge an amount equal to the greater of (i) twelve-months of base salary or (ii) one month of base salary for every year of service with the Company.

        Mr. Elledge may terminate his employment with the Company at any time upon sixty-days' prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Mr. Elledge shall be entitled to receive salary and benefits through the date of termination.

        Mr. Elledge may also terminate his employment with the Company for "good reason" following a written notice from him to the Company describing the basis for termination and the Company's thirty-day cure period. "Good reason" in defined in the agreement to include inter alia (i) material diminution in Mr. Elledge's duties or authorities or (ii) a change in the reporting structure. In the event Mr. Elledge elects to terminate his agreement for "good reason," his severance shall be paid on the same terms as in Company termination without cause.

        If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Mr. Elledge's agreement for any reason other than his death, disability or cause or if Mr. Elledge shall terminate the agreement for "good reason," the Company or its successor shall pay Mr. Elledge (i) during the three-year initial term, a lump-sum amount equal to three years of his base salary or (ii) after the three-year initial term, a lump-sum amount equal to two years of his base salary.

        Mr. Elledge has agreed to not compete with us for a period of one year following termination of his employment.

Tyumenruskom Transaction

        On September 24, 2003, the Company sold its interest in the Russian mobile phone company Tyumenruskom to a Russian company for cash consideration of $1.2 million. The Company anticipates recognizing a gain on the disposition, which will be recorded in the three months ended September 30, 2003. In addition, the Company was released from its guarantee of Tyumenruskom's debt by a vendor. The Company had previously recorded a reserve related to this guarantee. Such reserve totaled $1.4 million on the date of the transaction.

Discontinued Business Operations (Board of Directors Actions)

        On September 30, 2003, the Board of Directors formally approved management's plan of disposing of the Company's non-core media businesses. Management anticipates that it will dispose of it's business interest in all of its Radio businesses and most of its cable businesses by the end of first quarter 2004.

        In light of the above event, the Company concluded that such businesses will meet the criteria for classification as discontinued components as outlined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") for presentation purposes in the Company's quarterly report for the period ending September 30, 2003.

        Summary operating results of the businesses that have been included in the operations of the Company as ongoing operations are as follows (in thousands):

        The combined results of operations of the Radio businesses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,548	$1,767	$5,676	$4,219
Operating loss	(1,297)	(925)	(2,138)	(2,053)
Net loss	$(1,192)	$(1,185)	$(1,515)	$(2,420)

        The combined results of operations of the Cable Television businesses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,937	$2,867	$5,879	$5,727
Operating (loss) income	(280)	234	131	264
Net loss	$(527)	$(143)	$(356)	$(612)

        The principal balance sheet items included in such businesses are as follows (in thousands):

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$1,252	$1,075
Other receivables	2,710	2,574
Other current assets	571	915

Current assets	$4,533	$4,564

Property, plant and equipment, net	$8,122	$8,303
Investments in and advances to business ventures	—	—
Intangible assets, net	14,044	14,039
Other noncurrent assets	724	515

Noncurrent assets	$22,890	$22,857

Current portion of long-term debt	$89	$92
Accrued expense	3,076	2,435
Accounts payable	3,705	2,931

Current liabilities	$6,870	$5,458

Baltic Communications Ltd. Transaction

        On October 1, 2003, the Company sold its 100% ownership interest in the local and long distance telephony Russian company, Baltic Communications Ltd. ("BCL") to the Company's majority owned subsidiary PeterStar for cash consideration of $1.0 million and PeterStar's assumption of BCL's $2.8 million debt owed to the Company. The Company anticipates that BCL will continue to operate as a wholly owned subsidiary of PeterStar and that such merger should provide a reduction of overall ongoing expenses by removal of duplicative network infrastructure costs. Since the merger is among entities under common control, it will be accounted for at historical cost. Any proceeds in excess of the net carrying value will be recorded as paid in surplus.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        Certain statements set forth below in this Form 10-Q constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 56.

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

Liquidity Issues

        As part of its overall restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. These actions were taken to resolve long-standing liquidity problems that the Company had long faced. Furthermore, the Company has recently entered into new long-term employment agreements with certain of these employees, including the Company's Chief Financial Officer, and has recruited new accounting and finance personnel who will work in Charlotte, North Carolina at the Company's new corporate headquarters.

        In late third quarter, the Company began the process of relocating its corporate headquarters from New York City to Charlotte, North Carolina and, at present, the Company expects that it will close its New York City office before the end of 2003. The Company's decision to move its corporate headquarters operation from New York City was principally driven by our commitment to substantially reduce corporate overhead expenditures. Upon completing this move, the Company will benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that upon the completion of the relocation of its corporate headquarters, that the accounting and finance personnel that are currently engaged and the work flow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company did and may continue to experience some delays in preparation of financial statements and reports.

        As of June 30, 2003 and September 30, 2003, the Company had $17.4 million and $24.1 million, respectively, of unrestricted cash at its headquarters level. The $24.1 million of cash at September 30, 2003 reflects cash held at headquarters subsequent to the Company's $8.0 million semi-annual interest payment, due on September 30, 2003, on its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes").

        In addition, as of June 30, 2003, the Company had $2.1 million of cash at the Company's consolidated business ventures. Furthermore, as of June 30, 2003, the Company's unconsolidated business ventures had $2.3 million of cash.

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis. Opportunities to refinance the Company's 10 1/2% Senior Discount Notes due 2007 with a current outstanding principal balance (fully accreted) of $152.0 million (the "Senior Discount Notes") are also being pursued, but present Company plans presume the continued service of this debt on current terms. The Company, however, cannot provide assurances that its restructuring efforts will be successful or, if successful, that they will provide for sufficient cash reserves to support long-term sustainable operations.

        If the Company does not successfully complete its restructuring and does not realize the cash proceeds it anticipates on further sale of its non-core businesses, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through September 30, 2004. Assuming no proceeds from further sale of non-core assets, the Company projects that its cash flow and existing capital resources will permit it to pay the $8.0 million semi-annual interest payment due on March 30, 2004 on its Senior Discount Notes.

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

        The Company has sold several businesses subsequent to June 30, 2003, which have yielded proceeds in excess of carrying values. The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure that it will be successful in selling any of its non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures or subsidiaries.

        If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide any assurance at this time that it will be successful in avoiding such measures. Additionally, the Company has suffered recurring net losses and net operating cash deficiencies.

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

Convertible Preferred Stock

        The Company has outstanding 4.1 million shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of June 30, 2003, total dividends in arrears were $33.8 million. Holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors. As of the date of this report, the Company has not declared a dividend subsequent to June 30, 2003.

Business Venture Support and Corporate Overhead Costs

        In the years ended December 31, 2002 and 2001, the Company expended $31.2 million, and $34.0 million, respectively on support of its subsidiary business ventures and headquarters overheads. The Company provides business development, engineering, marketing and financial reporting services to its operating units through its wholly-owned subsidiary Metromedia International Telecommunications, Inc. (MITI). The principal components of the Company's corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs associated (insurance and regulatory compliance costs).

        The Company currently anticipates that its 2003 business venture support and corporate overhead costs will range from approximately $30.0 million to $35.0 million. A substantial portion of these costs are in fees for financial and legal advice, cost of severance, marketing of non-core assets and other similar expenditures with respect to the Company's restructuring. As of June 30, 2003, the Company's year-to-date business venture support and corporate overhead costs were $21.0 million, of which $20.0 million was paid in cash. Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit to such reduction without losing ability to provide the appropriate level of management oversight.

        However, management has undertaken to move its corporate headquarters from New York City to Charlotte, North Carolina to further reduce future corporate overhead. A much downsized, accounting and financial reporting work force has been successfully recruited and, in October, will commence operations in Charlotte. The Company expects to close its New York City office before the end of 2003.

Guarantees and Commitments

        The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at June 30, 2003 are summarized as follows (in thousands):

Benefit Plans	$8,100
Loan guarantee	1,400

$9,500

        For further information regarding the nature of these contingent liabilities, see Note 11 to the

        Company's consolidated condensed financial statements contained herein.

        On September 24, 2003, the Company disposed of its interest in Tyumenruskom and was relieved of its loan guarantee as part of the transaction.

Discussion of Changes in Financial Position

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Cash Flows from Operating Activities

        Cash used in operating activities for the six months ended June 30, 2003 was $12.2 million compared to cash used in operating activities of $8.2 million from the same period in the prior year. Non-cash items decreased by $33.3 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, principally as a result of a the gain on the retirement of debt of $24.1 million, a decrease in accretion of debt discount of $5.3 million, an increase of $3.4 million in equity in income of unconsolidated investees and a decrease in cumulative effect of change in accounting principle of $3.2 million.

        Changes in operating assets and liabilities for the six months ended June 30, 2003 resulted in cash inflows of $1.8 million, principally as a result of an increase of $3.3 million of accounts payable and accrued expenses offset by an increase of $1.2 million in accounts receivable and a $0.5 million increase in other assets and liabilities. Changes in operating assets and liabilities for the six months ended June 30, 2002 resulted in cash inflows of $3.0 million, principally as a result of an increase of $5.4 million of accounts payable and accrued expenses offset by an increase of $1.5 million in accounts receivable and a $1.2 million increase in other assets and liabilities.

Cash Flows from Investing Activities

        Cash provided by investing activities for the six months ended June 30, 2003 amounted to $4.2 million as compared to $4.1 million cash provided by investing activities for the six months ended June 30, 2002. The increase in cash provided by investing activities was due to $11.9 million in additional distributions from business ventures in the six months ended June 30, 2003 as compared to the same period in 2002, principally Magticom offset by $8.5 million in proceeds from the sale of the Company's interest in Alma TV in the six months ended June 30, 2002 not recognized during the same period in 2003, and an increase of $2.3 million for additions to property, plant and equipment for the six months ended June 30, 2003 as compared to same period in 2002 and other items.

Cash Flows from Financing Activities

        Cash used in financing activities was $7.5 million for the six months ended June 30, 2003 as compared to $3.6 million for the same period in the prior year. The increase in use of cash in 2003 was due to a $3.1 million increase in the dividends paid to the Company's minority shareholders in PeterStar and Magticom and an increase of $0.8 million for debt repayments.

Results of Operations

        The Company has operations in Eastern Europe and the Commonwealth of Independent States ("CIS"). The Company provides the following services: (i) fixed telephony; (ii) wireless telephony; (iii) cable television and (iv) radio broadcasting.

        The Company is presently in the process of an overall restructuring in which its interests in cable television, radio and certain telephony businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company at the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold; with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

        Upon completion of the restructuring, the Company intends that its core holdings will consist principally of PeterStar, Magticom and Baltic Communications Limited ("BCL").

Segment Information

        The following tables set forth operating results for the three and six months ended June 30, 2003 and 2002, for the Company's business segments.

Segment Information
Three months ended June 30, 2003
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$17,183	$—	$3,642	$2,548	$321	$23,694
Cost of services and operating expenses	5,781	—	706	—	164	6,651
Selling, general and administrative	3,268	—	2,298	3,420	7,488	16,474
Depreciation and amortization	3,320	—	824	425	1,845	6,414

Operating income (loss)	$4,814	$—	$(186)	$(1,297)	$(9,176)	(5,845)

Unconsolidated Business Ventures
Revenues	$4,285	$15,387	$4,725
Costs of services and operating expenses	3,040	2,308	970
Selling, general and administrative	938	2,228	2,604
Depreciation and amortization	519	3,574	1,367

Operating income (loss)	$(212)	$7,277	$(216)

Net income (loss)	$(470)	$4,058	$1,058

Equity in income (losses) of unconsolidated investees (Note 1)	$(150)	$2,111	$1,199			3,160

Interest expense						(4,528)
Interest income						263
Gain on retirement of debt						24,117
Foreign currency gain						3
Other income						233
Income tax expense						(1,540)
Minority interest						(1,306)

Income from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$14,557

Note 1:    Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Three months ended June 30, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$16,338	$—	$3,500	$1,767	$134	$21,739
Cost of services and operating expenses	4,523	—	758	—	(1)	5,280
Selling, general and administrative	4,884	—	1,746	2,402	9,096	18,128
Depreciation and amortization	2,923	—	977	290	1,921	6,111
Asset impairment and restructuring charges, net	—	—	—	—	(504)	(504)

Operating income (loss)	$4,008	$—	$19	$(925)	$(10,378)	(7,276)

Unconsolidated Business Ventures
Revenues	$26,983	$13,197	$6,425
Costs of services and operating expenses	14,929	2,186	1,314
Selling, general and administrative	5,659	2,522	2,993
Depreciation and amortization	5,784	3,920	2,024
Asset impairment charge	440	—	—

Operating income	$171	$4,569	$94

Net income (loss)	$(2,327)	$2,305	$450

Equity in income (losses) of unconsolidated investees (Note 1)	$(1,455)	$1,672	$1,712			1,929

Interest expense						(4,853)
Interest income						481
Gain on disposition of business						1,713
Foreign currency gain						216
Other expense						(196)
Income tax expense						(1,446)
Minority interest						(1,265)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$(10,697)

Segment Information
Six months ended June 30, 2003
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$33,132	$—	$7,245	$5,676	$356	$46,409
Cost of services and operating expenses	10,743	—	1,429	—	164	12,336
Selling, general and administrative	6,928	—	3,877	6,985	17,760	35,550
Depreciation and amortization	6,562	—	1,645	829	3,571	12,607

Operating income (loss)	$8,899	$—	$294	$(2,138)	$(21,139)	(14,084)

Unconsolidated Business Ventures
Revenues	$26,150	$31,550	$9,486
Costs of services and operating expenses	12,608	5,106	2,000
Selling, general and administrative	7,095	3,468	5,579
Depreciation and amortization	4,741	7,630	2,751

Operating income (loss)	$1,706	$15,346	$(844)

Net income (loss)	$(625)	$10,796	$149

Equity in income (losses) of unconsolidated investees (Note 1)	$(315)	$5,232	$902			5,819

Interest expense						(10,210)
Interest income						432
Gain on retirement of debt						24,117
Foreign currency gain						492
Other expense						(310)
Income tax expense						(2,936)
Minority interest						(3,875)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$(555)

Segment Information
Six months ended June 30, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$30,857	$—	$6,912	$4,219	$333	$42,321
Cost of services and operating expenses	9,054	—	1,454	—	58	10,566
Selling, general and administrative	8,764	—	3,697	5,706	17,937	36,104
Depreciation and amortization	6,069	—	1,931	566	4,557	13,123
Asset impairment and restructuring charges, net	—	—	—	—	(504)	(504)

Operating income (loss)	$6,970	$—	$(170)	$(2,053)	$(21,715)	(16,968)

Unconsolidated Business Ventures
Revenues	$48,076	$26,399	$12,788
Costs of services and operating expenses	25,861	4,113	2,641
Selling, general and administrative	11,030	4,928	6,294
Depreciation and amortization	11,396	7,669	3,904
Asset impairment charge	440	—	—

Operating income (loss)	$(651)	$9,689	$(51)

Net income (loss)	$(3,758)	$7,337	$(1,017)

Equity in income (losses) of unconsolidated investees (Note 1)	$(2,688)	$4,009	$1,130			2,451

Interest expense						(10,765)
Interest income						812
Gain on disposition of business						1,713
Foreign currency loss						(113)
Other income						385
Income tax expense						(2,868)
Minority interest						(2,502)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$(27,855)

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $0.9 million (5%) to $17.2 million for the three months ended June 30, 2003 as compared to $16.3 million for the three months ended June 30, 2002. This revenue growth was primarily attributable to PeterStar.

        Revenues at PeterStar increased by $1.1 million (8%) to $15.4 million for the three months ended June 30, 2003 as compared to $14.3 million for the three months ended June 30, 2002. This growth in revenues is driven by a $0.7 million increase in data and internet services and a $0.4 million growth in long distance revenues. Revenues at Baltic Communications Ltd. ("BCL") decreased by $0.2 million (12%) to $1.8 million for the three months ended June 30, 2003 as compared to $2.0 million for the three months ended June 30, 2002. This decrease was the result of a $0.5 million (25%) drop in call revenue due to the loss of a major customer. This decrease was partially offset by increased revenue from data services.

        Gross margin.    Fixed telephony gross margin decreased by $0.4 million (3%) to $11.4 million for the three months ended June 30, 2003 as compared to $11.8 million for the three months ended June 30, 2002.

        PeterStar's gross margin decreased $1.0 million (9%) to $10.3 million for the three months ended June 30, 2003 as compared to $11.3 million for the three months ended June 30, 2002. The decrease in the gross margin percentage is primarily due to lower margins on long distance traffic. Even though long distance traffic is increasing, the margins are contracting due to competitive pressures on tariffs charged to customers. Furthermore, the Company's interconnection costs have also increased in the quarter.

        BCL's gross margin increased $0.3 million (38%) to $1.1 million for the three months ended June 30, 2003 compared to $0.8 million for the three months ended June 30, 2002. This increase in gross margin on both on an absolute dollar basis and on a percentage of sales is the result of a change in product mix as low margin transit traffic was replaced by high margin data revenues.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $1.6 million (33%) to $3.3 million for the three months ended June 30, 2003 as compared to $4.9 million for the three months ended June 30, 2002.

        PeterStar's selling, general and administrative expenses decreased $0.7 million (22%) to $2.8 million for the three months ended June 30, 2003 as compared to $3.5 million for the three months ended June 30, 2002. Management fee expenses decreased by $0.3 million, taxes other than income decreased by $0.2 million and advertising expenses decreased by $0.1 million. BCL's selling, general and administrative expenses decreased by $0.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to a bad debt write-off of $0.8 million that was incurred in 2002. No such write-off occurred in 2003.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by $0.3 million to $3.3 million for the three months ended June 30, 2003 as compared to $3.0 million for the three months ended June 30, 2002.

        PeterStar's depreciation and amortization expense increased $0.6 million to $3.3 million for the three months ended June 30, 2003 compared to $2.7 million for the three months ended June 30, 2002. Increased expenditures on expansion and upgrade of the network infrastructure accounted for the growth.

        BCL's depreciation and amortization expense decreased $0.2 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This was principally due to the impairment of certain BCL fixed assets as of December 31, 2002, thereby creating a reduction in the fixed asset depreciable base when compared to a year-ago.

Cable Television

        Revenues.    Cable television revenues increased by $0.1 million (4%) to $3.6 million for the three months ended June 30, 2003 as compared to $3.5 million for the three months ended June 30, 2002. Aytey TV increased revenues by $0.1 million. The growth in Ayety TV revenues was caused by an increase in subscribers, which rose from 38 thousand at June 30, 2002 to 40 thousand at June 30, 2003.

        Cost of services.    Cable television cost of services decreased by $0.1 million (7%) to $0.7 million for the three months ended June 30, 2003 as compared to $0.8 million for the three months ended June 30, 2002. This decrease is principally at Ayety TV, which reflects the restructuring of programming tiers at the end of the second quarter of 2002, which reduced the non-Russian and non-Georgian foreign language content of the cable product offerings.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $0.6 million (35%) to $2.3 million in the three months ended June 30, 2003 as compared to $1.7 million for the three months ended June 30, 2002. The increases were primarily associated with an increase of $0.3 million at Ayety TV, $0.1 million at Romsat TV, and $0.1 million at ATK. The increase at Ayety TV reflects a general increase in costs during the three months. The increase at Romsat TV reflects an increase in copyright fees following a change in the legislation at the start of 2003 as well as an increase in advertising costs related to the relaunch of the broadband cable internet product range. The increase in ATK reflects an increase in maintenance expenses, salaries and associated benefits and maintenance costs.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.2 million to $0.8 million for the three months ended June 30, 2003 as compared to $1.0 million for the three months ended June 30, 2002. The movement represents a decrease of $0.3 million at Ayety TV, partially offset by an increase of $0.2 million at Sun TV. The decrease in Ayety TV reflects the fact that an impairment charge relating to fixed assets was booked in the fourth quarter of 2002 and certain fixed assets have become fully depreciated. The increase in depreciation and amortization at Sun TV reflects the continued investment in the upgrade of the networks to be 860 Mhz capable throughout the period under review, increasing channel capacity and the ability to introduce premium tiered product, as well as supporting the planned development of broadband internet services.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $0.7 million (44%) to $2.5 million for the quarter ended June 30, 2003 as compared to $1.8 million for the quarter ended June 30, 2002. A total of $0.4 million of the revenue increase was due to local currency appreciation to the U.S. dollar, principally in Hungary, the Czech Republic, Finland and Estonia. On a comparable currency basis, an increase of $0.3 million was achieved over the prior year period. This increase in revenues was due principally to increases in revenue at OY Metromedia Finland, Country Radio (Czech Republic) and Trio Group (Estonia).

        On a comparable currency basis, revenues in Metromedia Finland increased by $0.1 million (20%) as a consequence of the normal growth of a start-up radio business (launched in March 2001) with steady audience ratings and a growing acceptance by advertisers as an effective advertising medium.

        Revenues at Country Radio increased by $0.2 million (65%) on a comparable currency basis for the quarter ended June 30, 2003 due to a change of the sales house selling advertising in the station's programming on an exclusive basis to national clients, resulting in improved terms of representation. This change was implemented in April 2002 and the improved terms included a guaranteed minimum sales turnover and additional audience research and marketing services. These new terms, as well as the more aggressive performance of this sales house resulted in increased revenues in the quarter ended June 30, 2003. The growth in national sales was further facilitated by the fact that Country Radio regained its leading ratings position in the Prague market as of August 2002.

        Trio Group, which operates five networks in Estonia and one local station in the capital city Tallinn, recorded an increase of $0.1 million (20%) on a comparable currency basis. The increase was primarily due to increases in agency revenue due to the exit of state TV from the advertising market as of August 2002, which resulted in an across-the-board increase in the pricing of advertising in electronic media. In addition, revenues were bolstered by an improvement in Trio's revenue market share, resulting from hiring additional sales personnel in the third quarter of 2002.

        Selling, general and administrative.    Radio selling, general and administrative expenses increased by $1.0 million (42%) to $3.4 million for the quarter ended June 30, 2003 as compared to $2.4 million for the quarter ended June 30, 2002. The increase in selling, general and administrative expenses attributable to local currency appreciation was $0.5 million as a result of unfavorable currency movements. On a comparable currency basis an increase of $0.5 million (17%) was realized over the prior year period. The comparable currency basis increase in selling, general and administrative expenses for the quarter ended June 30, 2003 was primarily due to increases at Juventus, Trio and Country Radio.

        The comparable currency basis increase of $0.2 million (15%) at Juventus was primarily due to increased revenue volume factors including sales commissions and advertising barter, inflation-based increases in broadcasting license fees, and an overall expense increase associated with assuming operational control of the new Sztar-FM station, under a local management agreement, from January 1, 2003. Juventus has received a written offer from the Hungarian government media regulator for a reduction of the monthly license fees beginning July 2003. However, Juventus continues to negotiate with the objective of reducing the license fees retroactively from January 2003.

        Trio Group's comparable currency basis increase of $0.1 million (19%) was due to the consolidation of Metromedia's Estonian internet portal into Trio's business, an increase in newspaper promotional campaigns, and employee separation costs at the Group's news talk radio station.

        Country Radio's comparable currency basis increase of $0.1 million (17%) was due to hiring additional personnel including sales and technical staff and an increase in internet expense to stream the radio broadcast.

        The remaining $0.1 million comparable currency basis increase in radio selling, general and administrative expenses was due to general price increases in the other radio businesses as well as the addition of Dot Com Communications, an internet services company in Estonia which services Metromedia's internet portals in Estonia, Hungary and Bulgaria.

        Depreciation and amortization.    Radio depreciation and amortization expense increased by $0.1 million to $0.4 million for the quarter ended June 30, 2003 as compared to $0.3 million for the quarter ended June 30, 2002. The increase was principally due to a $0.1 million increase at Juventus due to additional depreciation associated with expansion-related fixed asset purchases.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level decreased from $9.1 million in the three months ended June 30, 2002 to $7.5 million for the three months ended June 30, 2003. This is principally due to the reduction in the Company's management fee with Metromedia Company, headcount reductions at corporate headquarters and a general overall reduction in overhead costs. In addition, settlement of various litigation and ongoing legal costs during late 2002 and early 2003 has led to a reduction in professional fees. Such reductions were partially offset by severance paid to terminated employees as part of the Company's overall restructuring.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $1.9 million in the three months ended June 30, 2002 to $1.8 million for the three months ended June 30, 2003.

        Asset impairment and restructuring charges, net.    During 2002, the Company recorded reductions of $0.5 million on a reserve established in 1999 for a guarantee of Tyumenruskom's debt to a vendor. As Tyumenruskom has repaid such obligation, the Company has reduced its reserve accordingly. As of June 30, 2003, Tyumenruskom had not made payments on such debt during 2003. On September 24, 2003, the Company disposed of its interests in Tyumenruskom and was released from its guarantee to the vendor.

        Interest expense.    Interest expense for the three months ended June 30, 2003 decreased by $0.4 million to $4.5 million for the three months ended June 30, 2003 as compared to $4.9 million for the three months ended June 30, 2002. The decrease is principally due to the reduction of outstanding Senior Discount Notes as a component of the Adamant transaction. Such reduction is partially offset by an increase in outstanding debt at PeterStar.

        Interest income.    Interest income decreased by $0.2 million to $0.3 million for the three months ended June 30, 2003 as compared to $0.5 million for the three months ended June 30, 2002. This decrease is principally due to a decrease in rates earned on invested funds at corporate headquarters and PeterStar.

        Equity in income of unconsolidated investees.    Equity in income of unconsolidated investees increased by $1.3 million to $3.2 million for the three months ended June 30, 2003 as compared to $1.9 million for the three months ended June 30, 2002. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on retirement of debt.    On April 24, 2003, the Company completed an exchange with Adamant of certain business ventures for $58.6 million of the Company's Senior Discount Notes. The Company recognized a gain of $24.1 million related to the early extinguishment of the exchanged Senior Discount Notes.

        Gain on disposition of business.    On May 24, 2002, the Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on the transaction.

        Foreign currency gain.    Foreign currency gains decreased by $0.2 million as compared to the same period in the prior year.

        Other income (expense).    Other income increased by $0.4 million to an income of $0.2 million for the three months ended June 30, 2003 as compared to a loss of $0.2 million for the three months ended June 30, 2002.

        Income tax expense.    Income tax expense increased by $0.1 million to $1.5 million for the three months ended June 30,2003 as compared to $1.4 million for the three months ended June 30, 2002. The income tax expense in 2003 and 2002 is principally from foreign income taxes on PeterStar's operations.

        Minority interest.    Minority interest represents the allocation of losses by the Company's majority owned subsidiaries and business ventures to its minority ownership interest. For the three months ended June 30, 2003 and 2002, the minority interest was $1.3 million. The minority interest amount relates principally to PeterStar's and Magticom's operations.

RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $22.7 million (84%) to $4.3 million for the three months ended June 30, 2003 as compared to $27.0 million for the three months ended June 30, 2002. This decrease was principally attributable to the Company's sale of its business interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz contributed revenues of $15.7 million, $7.2 million and $0.4 million, respectively for the three months ended June 30, 2002.

        Revenues at Telecom Georgia increased by $0.5 million (12%) to $4.3 million for three months ended June 30, 2003 as compared to $3.8 million for three months ended June 30, 2002. Revenue growth was attributable to a key contract for Russian traffic that resulted in higher outgoing traffic volumes to Russia and increased revenues for incoming traffic from Russia.

        Gross margin.    Fixed telephony gross margin decreased by $10.8 million (90%) to $1.2 million for the three months ended June 30, 2003 as compared to $12.0 million for the three months ended June 30, 2002. The decrease is principally attributable to the Company's sale of its business interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz contributed gross margins of $9.2 million, $1.7 million and $0.3 million, respectively for the three months ended June 30, 2002.

        Gross margin at Telecom Georgia increased by $0.3 million (33%) to $1.2 million for the three months ended June 30, 2003 as compared to $0.9 million for the three months ended June 30, 2002, due to the previously mentioned key contract for Russian telecommunications traffic, both outgoing and incoming traffic.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $4.8 million (84%) to $0.9 million for the three months ended June 30, 2002 as compared to $5.7 million for the three months ended June 30, 2002. The decrease is principally attributable to the Company's sale of its business interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz incurred selling, general and administrative expenses of $3.8 million, $1.0 million and $0.1 million, respectively for the three months ended June 30, 2002.

        Telecom Georgia's selling, general and administrative expenses increased by $0.2 million (27%) to $0.9 million for the three months ending June 30, 2003 as compared to $0.7 million for the three months ended June 30, 2002. The increase is due primarily to an increase in taxes other than income.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $5.3 million to $0.5 million for the three months ended June 30, 2003 as compared to $5.8 million for the three months ended June 30, 2002. The decrease is principally attributable to the Company's sale of its business interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz incurred depreciation and amortization expenses of $4.6 million, $0.2 million and $0.1 million, respectively for the three months ended June 30, 2002. In addition, a reduction of $0.3 million at Telecom Georgia was due to certain assets becoming fully depreciated.

        Asset impairment charge.    During the second quarter of 2002, Comstar wrote down certain assets totaling $0.4 million related to one of its locations. No such charge was incurred in 2003.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $2.3 million (17%) to $15.4 million for the three months ended June 30, 2003 as compared to $13.1 million for the three months ended June 30, 2002. This growth in revenues was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia offset by the effect of the Company's sale of BELCEL in July 2002 and a reduction in revenues at Tyumenruskom.

        Revenues at Magticom increased by $3.9 million (37%) to $14.4 million for three months ended June 30, 2003 as compared to $10.5 million for three months ended June 30, 2002. This increase in revenues is due to strong growth in the subscriber base. Total subscribers were 264 thousand at June 30, 2003 compared to 186 thousand at June 30, 2002, an increase of 42%. Magticom is the market leader in Georgia with the highest subscriber count and largest coverage area. The percentage of increase in revenue is slightly less than the subscriber growth because as the subscriber base expands, newer customers tend to have a slightly lower average revenue.

        Tyumenruskom's revenues decreased by $0.2 million (17%) to $1.0 million for the three months ended June 30, 2003 compared to $1.2 million for the three months ended June 30, 2002. Subscribers increased from 11 thousand at June 30, 2002 to 13 thousand at June 30, 2003. Despite the increase in subscribers, revenue decreased due to falling rates caused by intense pricing competition from new entrant GSM companies in the region. On September 24, 2003, the Company disposed of its interest in Tyumenruskom.

        BELCEL, which was sold in July 2002, contributed revenues of $1.5 million in revenue for the three months ended June 30, 2002.

        Gross margin.    Wireless telephony gross margin increased by $2.1 million (19%) to $13.1 million for the three months ended June 30, 2003 as compared to $11.0 million for the three months ended June 30, 2002. This increase was due primarily to the increase in gross margin at Magticom of $3.4 million (38%) to $12.3 million for the three months ended June 30, 2003 as compared to $8.9 million for the three months ended June 30, 2002. Total gross margin dollars increased due to the strong increase in revenue.

        Tyumenruskom's gross margin decreased $0.1 million (16%) to $0.8 million for the three months ended June 30, 2003 as compared to $0.9 million for the three months ended June 30, 2002. This decrease is due to lower revenues because of decreased tariffs caused by the new entrant GSM competitors.

        BELCEL, which was sold in July 2002, contributed $1.2 million in gross margin for the three months ended June 30, 2002.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $0.3 million (12%) to $2.2 million for the three months ended June 30, 2003 as compared to $2.5 million for the three months ended June 30, 2002. BELCEL, which was sold in July 2002, incurred $0.4 million of selling, general and administrative expenses during the three months ended June 30, 2002. Such reduction was offset by an increase in expenses at Magticom.

        Tyumenruskom's selling, general and administrative expenses were flat at $0.2 million for the three months ended June 30, 2003 and 2002.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense decreased by $0.3 million (9%) to $3.6 million for the three months ended June 30, 2003 as compared to $3.9 million for the three months ended June 30, 2002. This decrease is principally due to the Company's sale of BELCEL in July 2002. Depreciation expense for BELCEL for the three months ended June 30, 2002 was $0.4 million.

Cable Television

        Revenues.    Cable television revenues decreased by $1.7 million (26%) to $4.7 million for the three months ended June 30, 2003 as compared to $6.4 million for the three months ended June 30, 2002. Alma TV, which was sold in the second quarter of 2002 accounted for a $2.1 million reduction in revenue when compared to the year-ago period. The decrease in revenues for this business was partially offset by a growth in revenues at Kosmos TV of $0.2 million and Baltcom TV of $0.1 million. The Company disposed of its interests in Kosmos TV on April 24, 2003 and Baltcom TV on August 1, 2003.

        Cost of services.    Cable television cost of services decreased by $0.3 million (26%) to $1.0 million for the three months ended June 30, 2003 as compared to $1.3 million for the three months ended June 30, 2002. This decrease is primarily related to a decrease in cost of services at Alma TV of $0.2 million, which was sold during the second quarter of 2002.

        In addition, a decrease of $0.1 million at Baltcom TV is primarily due to a change in the tax legislation relating to VAT at the beginning of the quarter, which eliminated non-recoverable VAT. The Company disposed of its interests in Baltcom TV on August 1, 2003.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $0.4 million (13%) to $2.6 million for the three months ended June 30, 2003 as compared to $3.0 million for the three months ended June 30, 2002. This decrease is primarily related to a decrease at Alma TV of $0.8 million, which was sold during the second quarter of 2002. This decrease was partially offset by an increase at Baltcom TV of $0.2 million. The Company disposed of its interests in Baltcom TV on August 1, 2003.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.7 million to $1.4 million for the three months ended June 30, 2003 as compared to $2.0 million for the three months ended June 30, 2002. This decrease is primarily related to a decrease at Alma TV of $0.7 million, which was sold during the second quarter of 2002.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPAREDTO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

Fixed Telephony

        Revenues.    Fixed telephony revenues increased by $2.3 million (7%) to $33.1 million for the six months ended June 30, 2003 as compared to $30.8 million for the six months ended June 30, 2002. This revenue growth was primarily attributable to PeterStar.

        Revenues at PeterStar increased by $2.9 million (11%) to $29.8 million for the six months ended June 30, 2003 as compared to $26.9 million for the six months ended June 30, 2002. This growth in revenues is driven by a $1.5 million increase in data and internet services and a $1.1 million growth in long distance carrier revenues and $0.3 million higher equipment sales. Revenues at Baltic Communications Ltd. ("BCL") decreased by $0.6 million (15%) to $3.3 million for the six months ended June 30, 2003 as compared to $3.9 million for the six months ended June 30, 2002. This decrease was principally the result of a $0.5 million drop in call revenue due to the loss of a major customer.

        Gross margin.    Fixed telephony gross margin increased by $0.6 million (3%) to $22.4 million for the six months ended June 30, 2003 as compared to $21.8 million for the six months ended June 30, 2002.

        PeterStar's gross margin increased $0.1 million (1%) to $20.3 million for the six months ended June 30, 2003 as compared to $20.2 million for the six months ended June 30, 2002. The decrease in the gross margin percentage is primarily due to lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar's interconnection costs have also increased during the quarter.

        BCL's gross margin increased $0.5 million (28%) to $2.1 million for the six months ended June 30, 2003 compared to $1.6 million for the six months ended June 30, 2002. This increase in gross margin on both on an absolute dollar basis and on a percentage of sales is the result in a change of product mix as low margin transit traffic was replaced by high margin data revenues.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $1.8 million (21%) to $6.9 million for the six months ended June 30, 2003 as compared to $8.7 million for the six months ended June 30, 2002.

        PeterStar's selling, general and administrative expenses decreased $1.0 million (15%) to $5.9 million for the six months ended June 30, 2003 as compared to $6.9 million for the six months ended June 30, 2002. Management fee expenses decreased by $0.6 million, advertising expenses decreased by $0.2 million and taxes other than income taxes decreased by $0.1 million. BCL's selling, general and administrative expenses decreased by $0.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to the reduction of bad debt expense.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by $0.5 million to $6.6 million for the six months ended June 30, 2003 as compared to $6.1 million for the six months ended June 30, 2002.

        PeterStar's depreciation and amortization increased $0.7 million to $6.4 million for the six months ended June 30, 2003 compared to $5.7 million for the six months ended June 30, 2002. Increased expenditures on expansion and upgrade of the network infrastructure accounted for the growth.

        BCL's depreciation and amortization decreased $0.2 million to $0.2 million for the six months ended June 30, 2003 as compared to $0.4 million for the six months ended June 30, 2002. This was principally due to the impairment of certain BCL fixed assets as of December 31, 2002, thereby creating a reduction in the fixed asset depreciable base when compared to a year-ago.

Cable Television

        Revenues.    Cable television revenues increased by $0.3 million (5%) to $7.2 million for the six months ended June 30, 2003 as compared to $6.9 million for the six months ended June 30, 2002. The growth in revenues is due to increases at Ayety TV ($0.2 million) and Vilsat TV ($0.1 million). The growth in Ayety TV revenues was caused by an increase in subscribers, which rose from 38 thousand at the end of the three months ended June 30, 2002 to 40 thousand at the end of the three months ended June 30, 2003. The growth in Vilsat TV revenues largely represents an increase in advertising revenues for the sale of airtime.

        Cost of services.    Cable television cost of services decreased by $0.1 million (2%) to $1.4 million for the six months ended June 30, 2003 as compared to $1.5 million for the six months ended June 30, 2002. The decline was caused by decreases at Ayety TV of $0.1 million and Sun TV of $0.1 million, partially offset by an increase at Romsat TV of $0.1 million. The decrease at Ayety TV is due to the restructured programming tiers at the end of the second quarter of 2002, reducing the non-Russian and non-Georgian foreign language content of the cable product offerings. The decrease at Sun TV is due to the restructured programming tiers at the end of the second quarter of 2002, reducing the non-Russian and Moldovan foreign language content of the cable product offerings. The increase in cost of service at Romsat TV is the result of a settlement of a dispute with a programmer over content costs.

        Selling, general and administrative.    Cable television selling, general and administrative expenses increased by $0.2 million (5%) to $3.9 million for the six months ended June 30, 2003 as compared to $3.7 million for the six months ended June 30, 2002. The increase was caused by increases at Romsat TV of $0.2 million and Ayety TV of $0.1 million offset by a decrease at Vilsat TV of $0.1 million. The increase at Ayety TV reflects a general increase in costs during the second quarter. The increase at Romsat TV reflects an increase in copyright fees following a change in the legislation at the start of 2003 and an increase in advertising costs related to the relaunch of the broadband cable internet product range. The decrease at Vilsat TV primarily relates to decreases in technical expenses, salaries and benefits and rental payments resulting from the move to new premises.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $0.3 million to $1.6 million for the six months ended June 30, 2003 as compared to $1.9 million for the six months ended June 30, 2002. The movements represents the result of decreases of $0.4 million relating to Ayety, and $0.1 million relating to Romsat, offset by an increase of $0.2 million relating to SUN TV. The decrease in Ayety reflects the fact that an impairment charge relating to fixed assets was booked in the last three months of 2002 as well as the fact that that its networks were developed earlier and as a result a number of fixed assets have become fully depreciated. The decrease in Romsat reflects that its networks were developed earlier and as a result a number of fixed assets have become fully depreciated. The increase in depreciation and amortization at Sun TV reflects the fact that the Cable Group has continued to invest in the upgrade of the Sun networks to be 860 Mhz capable throughout the period under review, increasing channel capacity and the ability to introduce premium tiered product, as well as supporting the planned development of broadband internet services.

Radio Broadcasting

        Revenues.    Radio broadcasting revenues increased by $1.5 million (35%) to $5.7 million for the six months ended June 30, 2003 as compared to $4.2 million for the six months ended June 30, 2002. A total of $0.7 million of the revenue increase was due to local currency appreciation to the US dollar, principally in Hungary, the Czech Republic, Finland and Estonia. On a comparable currency basis an increase of $0.7 million (14%) was achieved over the prior year period. This increase in revenues was due principally to increases in revenue at OY Metromedia Finland, Metromedia Bulgaria, Country Radio (Czech Republic) and Trio Group (Estonia).

        On a comparable currency basis, revenues at Metromedia Finland, which operates two semi-national radio broadcasting networks in Finland, increased by $0.2 million (39%) as a consequence of the growth of a start-up radio business (launched inMarch 2001) with steady audience ratings and a growing acceptance by advertisers as an effective advertising medium.

        Metroradio Bulgaria, which operates a country-wide radio broadcasting network in Bulgaria, also benefited from post start-up growth (launched in March 2001), coupled with steady ratings performance and access to annual advertising campaign planning by advertising agencies, which are normally committed in the first quarter of the calendar year. On a comparable currency basis, these developments at Metroradio Bulgaria resulted in increased revenue of $0.1 million (89%) for the six months June 30, 2003.

        Revenues at Country Radio, which operates a local radio station in Prague, increased by $0.2 million (45%) on a comparable currency basis for the six months ended June 30, 2003 due to a change of the sales house, selling advertising in the station's programming on an exclusive basis to national clients, resulting in improved terms of representation. This change was implemented in April 2002 and the improved terms included a guaranteed minimum sales turnover and additional audience research and marketing services. These new terms, as well as the more aggressive performance of this sales house resulted in increased revenues for the six months ended June 30, 2003. The growth in national sales was further facilitated by the fact that Country Radio regained its leading ratings position in the Prague market as of August 2002.

        Trio Group, which operates five networks in Estonia and one local station in the capital city Tallinn, recorded an increase in revenues of $0.1 million (18%) on a comparable currency basis. The increase was primarily due to increases in agency revenue due to the exit of state TV from the advertising market as of August 2002, which resulted in an across-the-board increase in the pricing of advertising in electronic media. In addition, revenues were bolstered by an improvement in Trio's revenue market share, resulting from hiring additional sales personnel in the third quarter of 2002.

        Selling, general and administrative.    Radio selling, general and administrative expenses increased by $1.3 million (22%) to $7.0 million for the six months ended June 30, 2003 as compared to $5.7 million for the six months ended June 30, 2002. The increase in selling, general and administrative expenses attributable to local currency appreciation was $0.9 million as a result of unfavorable currency movements. On a comparable currency basis an increase of $0.2 million (3%) was realized over the prior year six-month period primarily due to increases at Country Radio and Metroradio Bulgaria and a decrease at Metromedia Finland.

        Comparable currency basis increase of $0.1 million (22%) at Country Radio included the effect of a recovery of previously provisioned bad-debt trade receivables (bad debt reversal) in the quarter ended March 31, 2002. The increase in operating expenses between the two periods was due to increased payroll expenses in 2003 due to hiring additional staff to service growing business needs.

        The comparable currency basis increase of $0.1 million (78%) at Metroradio Bulgaria was primarily due to increased revenue-based expenses, as well as achieving full staffing level in the first full year of operations during 2002. Further, revenue doubled year-on-year, which resulted in additional sales commissions, music royalties and other revenue-driven costs.

        Comparable currency basis decrease of $0.1 million (11%) at Metromedia Finland was primarily due to reductions in promotional and programming expenses due to the radio station being in its second year of operation and requiring less advertising and imaging production expenditures, as well as reduced spending across all departments as a cost-savings initiative.

        Depreciation and amortization.    Radio depreciation and amortization expense increased by $0.2 million to $0.8 million for the six months ended June 30, 2003 as compared to $0.6 million for the six months ended June 30, 2002. The increase in depreciation attributable to local currency appreciation was $0.1 million due to unfavorable currency movements. On a comparable currency basis an increase of $0.2 million was realized over the prior year six-month period. This increase in depreciation and amortization expense was principally due to a $0.2 million increase at Juventus due to additional depreciation associated with expansion-related fixed asset purchases.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level decreased from $17.9 million in the six months ended June 30, 2002 to $17.8 million for the six months ended June 30, 2003. Such decrease was a result of the reduction in the Company's management fee with Metromedia Company, headcount reductions at Corporate and a general overall reduction in overhead costs, including a decrease in ongoing legal professional fees. The legal professional fees have decreased due to settlement of various litigation and arbitration matters during late 2002 and early 2003. Such decreases were partially offset by severance paid to terminated employees as a result of the Company's restructuring.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $4.6 million in the six months ended June 30, 2002 to $3.6 million for the six months ended June 30, 2003. Such reduction is principally due to impairment of certain intangibles in the fourth quarter of 2002, which had been recorded at Corporate.

        Asset impairment and restructuring charges, net.    During 2002, the Company recorded reductions of $0.5 million on a reserve established in 1999 for a guarantee of Tyumenruskom's debt to a vendor. As Tyumenruskom has repaid such obligation, the Company has reduced its reserve accordingly. As of June 30, 2003, Tyumenruskom had not made payments on such debt during 2003. On September 24, 2003, the Company disposed of its interests in Tyumenruskom and was released from its guarantee by the vendor.

        Interest expense.    Interest expense for the six months ended June 30, 2003 decreased by $0.6 million to $10.2 million for the six months ended June 30, 2003 as compared to $10.8 million for the six months ended June 30, 2002. The decrease is principally due to the reduction of outstanding Senior Discount Notes. Such reduction is partially offset by an increase in interest costs associated with outstanding debt at PeterStar.

        Interest income.    Interest income decreased by $0.4 million to $0.4 million for the six months ended June 30, 2003 as compared to $0.8 million for the six months ended June 30, 2002. This decrease is principally due to a decrease in rates earned on invested funds at corporate headquarters and PeterStar.

        Equity in income of unconsolidated investees.    Equity in income of unconsolidated investees increased by $3.3 million to $5.8 million for the six months ended June 30, 2003 as compared to $2.5 million for the six months ended June 30, 2002. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

        Gain on retirement of debt.    On April 24, 2003, the Company completed an exchange with Adamant of certain business ventures for $58.6 million of the Company's Senior Discount Notes. The

Company recognized a gain of $24.1 million related to the early extinguishment of the exchanged Senior Discount Notes.

        Gain on disposition of business.    On May 24, 2002, the Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on the transaction.

        Foreign currency gain (loss).    Foreign currency gain increased by $0.6 million to an income of $0.5 million for the six months ended June 30, 2003 as compared to a loss of $0.1 million for the six months ended June 30, 2002.

        Other income (expense).    Other expenses increased by $0.7 million to an expense of $0.3 million for the six months ended June 30, 2003 as compared to an income of $0.4 million for the six months ended June 30, 2002.

        Income tax expense.    Income tax expense remained flat at $2.9 million for the six months ended June 30, 2003 and 2002. The income tax expense is principally from foreign income taxes on PeterStar's operations.

        Minority interest.    Minority interest represents the allocation of income and losses by the Company's majority owned subsidiaries and joint ventures to its minority ownership interest. Minority interest increased by $1.4 million to $3.9 million for the six months ended June 30, 2003 as compared to $2.5 million for the six months ended June 30, 2002. The minority interest amount relates principally to PeterStar's and Magticom's operations.

        Cumulative effect of a change in accounting principle.    The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" effective January 1, 2002. Accordingly, the Company recorded the cumulative effect of adoption for transitional impairment as a charge to earnings of $3.2 million. There was no such similar charge in the six months ended June 30, 2003.

RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

Fixed Telephony

        Revenues.    Fixed telephony revenues decreased by $21.9 million (46%) to $26.2 million for the six months ended June 30, 2003 as compared to $48.1 million for the six months ended June 30, 2002. This decrease was principally attributable to the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz contributed additional incremental revenues of $15.4 million, $7.2 million and $0.3 million, respectively for the six months ended June 30, 2002 as compared to the six months ended June 30, 2003.

        Revenues at Telecom Georgia increased by $0.9 million (11%) to $9.5 million for six months ended June 30, 2003 as compared to $8.6 million for six months ended June 30, 2002. Revenue growth was attributable to a key contract for Russian traffic that resulted in higher outgoing traffic volumes to Russia and increased revenues for incoming traffic from Russia.

        Gross margin.    Fixed telephony gross margin decreased by $8.7 million (39%) to $13.6 million for the six months ended June 30, 2003 as compared to $22.2 million for the six months ended June 30, 2002. This decrease was principally attributable to the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz contributed additional incremental gross margins of $8.3 million, $1.7 million and $0.4 million, respectively for the six months ended June 30, 2002 as compared to the six months ended June 30, 2003.

        Gross margin at Telecom Georgia increased by $1.7 million (79%) to $3.8 million for the six months ended June 30, 2003 as compared to $2.1 million for the six months ended June 30, 2002, due to savings achieved on a renegotiated contract for Russian traffic.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $3.9 million (36%) to $7.1 million for the six months ended June 30, 2003 as compared to $11.0 million for the six months ended June 30, 2002. This decrease was principally attributable to the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz incurred additional incremental selling, general and administrative expenses of $2.9 million, $1.0 million and $0.2 million, respectively for the six months ended June 30, 2002.

        Telecom Georgia's selling, general and administrative expenses increased by $0.2 million to $2.1 million for the six months ended June 30, 2003 as compared to $1.9 million for the six months ended June 30, 2002.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $6.7 million to $4.7 million for the six months ended June 30, 2003 as compared to $11.4 million for the six months ended June 30, 2002. This decrease was principally attributable to the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz incurred additional incremental depreciation and amortization expense of $5.9 million, $0.2 million and $0.1 million, respectively for the six months ended June 30, 2002. In addition, certain fixed assets at Telecom Georgia became fully depreciated.

        Asset impairment charge.    During the second quarter of 2002, Comstar wrote down certain assets totaling $0.4 million related to one of its locations. No such charge was incurred in 2003.

Wireless Telephony

        Revenues.    Wireless telephony revenues increased by $5.2 million (20%) to $31.6 million for the six months ended June 30, 2003 as compared to $26.4 million for the six months ended June 30, 2002. This growth in revenues was primarily attributable to Magticom, the Company's GSM wireless operator in Georgia.

        Revenues at Magticom increased by $8.3 million (40%) to $29.2 million for six months ended June 30, 2003 as compared to $20.9 million for six months ended June 30, 2002. This increase in revenues is due to strong growth in the subscriber base. Total subscribers were 264 thousand at June 30, 2003 compared to 186 thousand at June 30, 2002, an increase of 42%. Magticom is the market leader in Georgia with the greatest subscriber count and largest coverage area. The percentage of increase in revenue is slightly less than the subscriber growth because as the subscriber base expands, newer customers tend to have a slightly lower average revenue.

        Tyumenruskom's revenues decreased by $0.2 million (9%) to $2.3 million for the six months ended June 30, 2003 compared to $2.5 million for the six months ended June 30, 2002. Subscribers increased from 11 thousand at June 30, 2002 to 13 thousand at June 30, 2003. Despite the increase in subscribers, revenue decreased due to falling rates caused by intense pricing competition from GSM companies in the region.

        BELCEL, which was sold in July 2002, contributed revenues of $3.0 million for the six months ended June 30, 2002.

        Gross margin.    Wireless telephony gross margin increased by $4.1 million (19%) to $26.4 million for the six months ended June 30, 2003 as compared to $22.3 million for the six months ended June 30, 2002. This increase was due primarily to the increase in gross margin at Magticom of $6.7 million (37%) to $24.7 million for the six months ended June 30, 2003 as compared to $18.0 million for the six months ended June 30, 2002. Total gross margin dollars increased due to the strong increase in revenue.

        Tyumenruskom's gross margin was flat at $1.8 million for the six months ended June 30, 2003 and 2002. BELCEL, which was sold in July 2002, contributed gross margin of $2.5 million for the six months ended June 30, 2002.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $1.4 million (30%) to $3.5 million for the six months ended June 30, 2003 as compared to $4.9 million for the six months ended June 30, 2002. This decrease is principally related to BELCEL, which was sold in July 2002. BELCEL incurred $1.1 million of expenses during the six months ended June 30, 2002.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense decreased by $0.1 million to $7.6 million for the six months ended June 30, 2003 as compared to $7.7 million for the six months ended June 30, 2002. This decrease is primarily due to the sale of BELCEL, which incurred $0.9 million of depreciation and amortization for the six months ended June 30, 2002. Such decrease was partially offset by an increase in depreciation and amortization expense at Magticom.

        Magticom's depreciation and amortization expense increased $0.6 million to $6.7 million for the six months ended June 30, 2003 as compared to $6.1 million for the six months ended June 30, 2002, due to depreciation on new geographic network expansion and increases of subscriber capacity at existing cell sites.

        Tyumenruskom's depreciation and amortization expense increased $0.2 million to $0.9 million for the six months ended June 30, 2003 as compared to $0.7 million for the six months ended June 30, 2002. The increase relates to a building that was placed into service along with expansion of the network.

Cable Television

        Revenues.    Cable television revenues decreased by $3.3 million (26%) to $9.5 million for the six months ended June 30, 2003 as compared to $12.8 million for the six months ended June 30, 2002. This decrease in revenues is primarily related to a decrease at Alma TV of $4.1 million, which was sold during the second quarter of 2002. This decrease was partially offset by growth in revenues at Cosmos TV of $0.3 million and Baltcom TV of $0.3 million. The revenue growth at Cosmos TV reflects an increase in cable wire customers as the new wire line network is built out. Homes passed increased to 80 thousand at June 30, 2003 from 40 thousand at June 30, 2002. Wire customers increased to 24 thousand at June 30, 2003 from 12 thousand at June 30, 2002. The increase at Baltcom TV primarily reflects a growth in cable wire and internet subscribers and a price increase. Cable subscribers grew from 85 thousand at the end of June 2002 to 90 thousand at the end of June 2003. Internet subscribers grew from one thousand as at the end of June 2002 to two thousand at the end of June 2003. In addition, Baltcom TV implemented a rate increase of 11% effective at the beginning of the quarter for its cable television tariffs. The Company disposed of its interests in Baltcom TV on August 1, 2003.

        Cost of services.    Cable television cost of services decreased by $0.6 million (24%) to $2.0 million for the six months ended June 30, 2003 as compared to $2.6 million for the six months ended June 30, 2002. This decrease is primarily related to a decrease at Alma TV of $0.5 million, which was sold during the second quarter of 2002. In addition, Baltcom TV cost of services decreased due to a decrease in non-recoverable VAT as a result of changes in the VAT legislation at the start of 2003 and renegotiation of a programming contract with a Russian programmer. The Company disposed of its interests in Baltcom TV on August 1, 2003.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $0.7 million (11%) to $5.6 million for the six months ended June 30, 2003 as compared to $6.3 million for the six months ended June 30, 2002. This decrease is primarily related to a decrease at Alma TV of $1.6 million, which was sold during the second quarter of 2002. This decrease was partially offset by an increase of $0.5 million at Baltcom TV. The increase at Baltcom TV primarily related to a general increase in salaries, network expenses, advertising and management fees. The Company disposed of its interests in Baltcom TV on August 1, 2003.

        Depreciation and amortization.    Cable television depreciation and amortization expense decreased by $1.2 million to $2.7 million for the six months ended June 30, 2003 as compared to $3.9 million for the six months ended June 30, 2002. This decrease is primarily related to a decrease at Alma TV of $1.3 million, which was sold during the second quarter of 2002.

Discontinued Business Components

Radio Businesses

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

        Revenues.    Radio broadcasting revenues increased by $0.2 million to $4.7 million for the six months ended June 30, 2003 as compared to $4.5 million for the six months ended June 30, 2002. A $0.1 million increase at SAC was primarily due to introduction of VAT as of January 1, 2002, which resulted in depressed radio advertising expenditures, as well as to increased competition in the Moscow radio market during 2002, which partially recovered in 2003.

        Operating income.    Radio broadcasting operating income decreased from $1.9 million in the six months ended June 30, 2002 to $1.3 million in the six months ended June 30, 2003. The decrease is principally due to higher revenue-based expenses and bad debt expense at SAC and Radio Katusha and an increase in management fees at Radio Katusha.

Snapper and Telephony Businesses

        In addition, during 2002, the company disposed of Snapper and certain telephony ventures, ALTEL and CPY Yellow Pages ("Yellow Pages"). Accordingly, there are no results reported in 2003 for these business operations. In addition, in 2003, the Company disposed of its interests in Technocom. Together these ventures are collectively referred to as the "Telephony businesses".

        Revenues.    Revenues for Snapper and the Telephony businesses for the six months ended June 30, 2002 were $81.9 million and $13.8 million, respectively. The Telephony businesses (Technocom) had revenues of $0.3 million in the six months ended June 30, 2003. The reduction in Technocom revenues was principally due to the deconsolidation of Teleport-TP after the first quarter of 2002.

        Operating income (loss).    Snapper operating income decreased from $3.3 million in the six months ended June 30, 2002 to nil in the six months ended June 30, 2003. Telephony business operating loss decreased from $6.4 million in 2002 to $0.2 million in 2003. This is partially due to an operating loss of $4.7 million in the second quarter of 2002, whereas no operating income (loss) was recognized in the second quarter of 2003.

        Cumulative effect of a change in accounting principle.    In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper and determined there was a transitional impairment charge required and accordingly recorded a $13.6 million charge as of January 1, 2002.

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

        During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"" SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002, the FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others". These standards did not have a material impact on the consolidated financial position or results of operations

        In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit of Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in A Restructuring)," which required that liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 did not have a material impact on the consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No.45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the provision of FIN No. 45 did not have a material impact on our financial position or result of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition of SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earrings per share in annual and interim financial statements. While the Statement does not amend SFAS No.123 fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. We have adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 149 but we will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have an impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statement of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquires before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. There were no such entities created after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet completed its analysis of the effect of adopting the remaining provisions of FIN No. 46. At July 1, 2003, the Company held interests in Magticom, a core unconsolidated investee that will be evaluated to determine if it should be consolidated. In addition, the Company holds interests in four non-core Cable television ventures and a telephony venture that will be evaluated as well. See note 5 for further discussions and summary financial information of the Company's unconsolidated investees.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 are not expected to have an impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 is not expected to have an impact on our financial position or results of operations.

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

        The Company is exposed to foreign exchange price risk in that a substantial portion of its operations is located outside of the United States. In remeasuring the financial statements stated in the local currency into the functional currency, U.S. dollars, a gain or loss may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a further 10% devaluation of the Russian ruble in the first six months of 2003, for example, would have resulted in a decrease to the Company's net income of $0.2 million, with all other variables held constant. In addition, certain of the Company's business ventures accounted for under the equity method could be exposed to foreign exchange price risk. The Company's exposure to these risks is limited by its less significant ownership interest.

        The majority of the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for downward changes in interest rates, the Company's fixed interest rate of 10 1/2% on its Senior Discount Notes would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, the Company's long-term debt and that of its operating businesses are denominated in or tied to U.S. dollars. The Company does not believe that the Company's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

        These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

  •
  liquidity issues facing the Company, and the restructuring of the Company;

  •
  ability of the Company to consummate sales of its non-core businesses;

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

  •
  changes in public taste, industry trends and demographic changes;

  •
  competition from other communications companies or companies engaged in related businesses, which may affect the Company's ability to enter into or acquire new businesses, or generate revenues;

  •
  political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, the CIS and other selected emerging markets, which may affect the Company's results of operations;

  •
  timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of these projects;

  •
  developing legal structures in Eastern Europe, the CIS and other selected emerging markets, which may affect the Company's ability to enforce its legal rights;

  •
  cooperation of local partners in the Company's communications investments in Eastern Europe, the CIS and other selected emerging markets, which may affect the Company's results of operations;

  •
  exchange rate fluctuations;

  •
  license renewals for the Company's communications investments in Eastern Europe, the CIS and other selected emerging markets;

  •
  the loss of any significant customers, or the deterioration of credit quality of the Company's customers;

  •
  changes in business strategy or development plans;

  •
  the quality of management;

  •
  the availability of qualified personnel;

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

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, subject to the following, that the Company's disclosure controls and procedures were effective.

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

        In addition, the Company has experienced, and may continue to experience difficulty and incur significant cost in the timely collection of financial data with respect to certain of its business ventures. Many of the foreign emerging market countries in which the Company operates are lacking in standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

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

        As part of its restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. This downsizing of headquarters personnel also included the Company's Chief Financial Officer, the accounting and finance personnel who were responsible for the preparation of financial statements and reports and corporate legal staff.

        The Company has recently entered into new long-term employment agreements with certain of these individuals, including the Company's Chief Financial Officer, and has recruited new accounting and finance personnel who will work in Charlotte, North Carolina. Furthermore, during the third quarter of 2003, the Company began the process of relocating its corporate headquarters from New York City to Charlotte and, at present, the Company expects that it will close its New York City office before the end of 2003. The Company's decision to move its corporate headquarters operation from New York City was principally driven by the commitment to substantially reduce corporate overhead expenditures. Upon completing this move, the Company will benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that upon the completion of the relocation of its corporate headquarters, that the accounting and finance personnel that are currently engaged and the work flow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company did and may continue to experience some delays in preparation of financial statements and reports.

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

Report to the Pension Benefit Guaranty Corporation ("PBGC")

        The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation ("PBGC"). In June 2003, the Company notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan, (iii) that the Company had recently added extra contributions to one plan, and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not formally responded to the June 2003 notification but it may seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

Barberis v. Kluge, et al.

        For description of this proceeding through December 31, 2002, see Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        On May 3, 2003, the parties to these litigations entered a stipulation of dismissal. The court entered an order dismissing these cases on May 10, 2003.

Technocom Matters (Technocom Ltd. v. Roscomm Ltd., et al; Commbel Ltd v. Roscomm Ltd., et al; and related matters)

        Simultaneously with the sale of its interests in Technocom on June 25, 2003, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses; including claims arising from the litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm, and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The sale and settlement agreements resolve the Company's interest in the Teleport matters discussed in Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 3. Defaults Upon Senior Securities

10 1/2% Senior Discount Note Compliance

        On May 22, 2003, the Company received notification from the trustee of its Series A and B 10 1/2% Senior Discount Notes Due 2007 ("Senior Notes") concerning compliance with the covenants as outlined in the indenture governing the Senior Notes (the "Indenture"). The trustee reported that the Company had not yet filed with the Securities and Exchange Commission and furnished to the trustee certain statements, the timely public filing of which is required under Section 4.3(a) of the Indenture. The required statements included the Company's Form 10-K and Form 10-Q for periods ending December 31, 2002 and March 31, 2003, respectively. The trustee reported that, under the terms of the Indenture, the Company had to resolve this compliance item within 60 days of receipt of the trustee's letter or the trustee would have been required to declare an event of default. If such default were declared, the trustee or holders of at least 25% aggregate principal value of Senior Notes outstanding could demand all Senior Notes to be due and payable immediately. As part of his annual reporting duties under Section 7.6 of the Indenture, the trustee reported these compliance issues to the SEC and the holders of the Senior Notes on May 15, 2003.

        Concurrent with the filing of the Form 10-Q for the period ending March 31, 2003, the Company became compliant with these covenants on July 15, 2003.

Preferred Stock

        The Company has authorized 70.0 million shares of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share of which 4.1 million shares were outstanding as of March 31, 2003 and December 31, 2002. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears.

        The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of June 30, 2003, total dividends in arrears are $33.8 million. As the Company has not paid the dividend on the preferred stock for at least six consecutive quarters as required, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors. As of the date of this report, the Company has not declared a dividend subsequent to June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number		Description
(a)		Exhibits
31.1	*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Employment Agreement by and between Metromedia International Group, Inc. and Mark S. Hauf dated October 6, 2003
99.2	*	Employment Agreement by and between Metromedia International Group, Inc. and Harold F. Pyle, III dated October 6, 2003
99.3	*	Employment Agreement by and between Metromedia International Group, Inc. and Bryce Dean Elledge dated October 6, 2003
(b)		Reports on Form 8-K

On April 1, 2003, the Company filed a current report on Form 8-K (Items 5 and 7), on May 1, 2003 the Company filed a current report on Form 8-K (Items 2, 5 and 7), on May 23, 2003 the Company filed a current report on Form 8-K (Items 5 and 7) and on June 30, 2003 the Company filed a current report on Form 8-K (Items 5 and 7).

*
Filed herewith

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ HAROLD F. PYLE, III Harold F. Pyle, III Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Dated: October 10, 2003

QuickLinks

METROMEDIA INTERNATIONAL GROUP, INC. Index to Quarterly Report on Form 10-Q
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Operations (in thousands, except per share amounts) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Balance Sheets (in thousands, except share amounts)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) (in thousands) (unaudited)
Metromedia International Group, Inc. Notes to Consolidated Condensed Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE