Form 10-K/A
period 2002-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-02-25
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K/A

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

8000 Tower Point Drive, Charlotte, North Carolina 28227 (Address and zip code of principal executive offices)

(704) 321-7380 (Registrant's telephone number, including area code)

505 Park Avenue, 21st Floor, New York, New York 10022 (Former name or former address, if changed since last report)

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

        Documents Incorporated By Reference

        None

Restatement of Prior Financial Information

        The Company determined that the following accounting errors had been made in its past financial statements:

1.
The Company has determined that it should have recorded a $2.1 million tax refund that it received on November 10, 2003 from the United States Department of Treasury, related to the carry-back of certain AMT losses which recovered taxes paid in prior years, in fiscal year 2002. Specifically, the Company has determined that it should have recorded an income tax benefit within the "Income tax expense" line item within its consolidated financial statements in each of the three months ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 of $1.1 million, $0.8 million, $41.0 thousand and $0.2 million, respectively;

2.
The Company has determined that it should have recorded a $2.3 million tax refund from the United States Department of Treasury, related to the carry-back of certain AMT losses which recovered taxes paid in prior years, that the Company had previously recorded within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002 in an earlier accounting period in 2002. Specifically, the Company has determined that it should have recorded the $2.3 million income tax benefit within the "Income tax expense" line item within its consolidated financial statements for the three months ended March 31, 2002. In connection with this adjustment, the Company reclassified $66.0 thousand of interest from discontinued components to "Interest income" in the three months ended December 31, 2002;

3.
The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

4.
The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.6 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of December 31, 2002 the total dividend in arrears was $28.4 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002. For the statement of cash flows, the tax adjustments resulted in a decrease in the "Net loss" of $2.9 million; an increase in the "Loss from discontinued components" of $1.6 million which resulted in a reduction of the "Loss from continuing operations" of $4.5 million; an increase in the use of cash from "Changes in Other Assets and Liabilities" of $2.1 million, all of which resulted in a net decrease in "Cash used in operating activities of $2.4 million, which was offset by a decrease in "Cash provided by discontinued components" of $2.4 million for the year ended December 31, 2002. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

i

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	March 31, 2002		June 30, 2002
	Three Months Ended		Three Months Ended		Six Months Ended
	Originally Reported	Restated	Originally Reported	Restated	Originally Reported	Restated
Revenues	$31,257	$31,257	$23,940	$23,940	$55,197	$55,197
Operating loss	(8,566)	(8,566)	(9,886)	(9,886)	(18,452)	(18,452)
Income tax (expense) benefit	(1,819)	1,624	(1,575)	(815)	(3,394)	809
Loss from continuing operations	(16,551)	(13,108)	(19,199)	(18,439)	(35,750)	(31,547)
(Loss) income from discontinued components	(14,194)	(14,194)	767	767	(13,427)	(13,427)
Cumulative effect of a change in accounting principle	(3,157)	(3,157)	—	—	(3,157)	(3,157)

Net loss	(33,902)	(30,459)	(18,432)	(17,672)	(52,334)	(48,131)
Cumulative convertible preferred stock dividend	(3,752)	(3,960)	(3,752)	(4,031)	(7,504)	(7,991)

Net loss attributable to common stockholders	$(37,654)	$(34,419)	$(22,184)	$(21,703)	$(59,838)	$(56,122)

Income (loss) per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.22)	$(0.19)	$(0.24)	$(0.24)	$(0.46)	$(0.43)
Discontinued components	(0.15)	(0.15)	—	0.01	(0.15)	(0.14)
Cumulative effect of a change in accounting principle	(0.03)	(0.03)	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.40)	$(0.37)	$(0.24)	$(0.23)	$(0.64)	$(0.60)

	September 30, 2002
	Three Months Ended		Nine Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$24,368	$24,368	$79,565	$79,565
Operating loss	(7,253)	(7,253)	(25,705)	(25,705)
Income tax expense	(1,707)	(1,666)	(5,101)	(857)
Loss from continuing operations	(36,684)	(36,643)	(72,434)	(68,190)
Loss from discontinued components	(7,913)	(7,913)	(21,340)	(21,340)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(44,597)	(44,556)	(96,931)	(92,687)
Cumulative convertible preferred stock dividend	(3,752)	(4,104)	(11,256)	(12,095)

Net loss attributable to common stockholders	$(48,349)	$(48,660)	$(108,187)	$(104,782)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing Operations	$(0.43)	$(0.44)	$(0.89)	$(0.85)
Discontinued components	(0.08)	(0.08)	(0.23)	(0.23)
Cumulative effect of a change in accounting principle	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.51)	$(0.52)	$(1.15)	$(1.11)

	December 31, 2002
	Three Months Ended		Twelve Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$25,081	$25,081	$104,646	$104,646
Operating loss	(12,834)	(12,834)	(38,539)	(38,539)
Income tax expense	(1,086)	(927)	(6,187)	(1,784)
Loss from continuing operations	(19,907)	(19,682)	(92,341)	(87,872)
(Loss) income from discontinued components	5,464	3,894	(15,876)	(17,446)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(14,443)	(15,788)	(111,374)	(108,475)
Cumulative convertible preferred stock dividend	(3,752)	(4,179)	(15,008)	(16,274)

Net loss attributable to common stockholders	$(18,195)	$(19,967)	$(126,382)	$(124,749)

Income (loss) per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.25)	$(0.25)	$(1.14)	$(1.11)
Discontinued components	0.06	0.04	(0.17)	(0.19)
Cumulative effect of a change in accounting Principle	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.19)	$(0.21)	$(1.34)	$(1.33)

Amended Items

        The Company hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002, as amended, as set forth herein:

        Item 6.    Selected Financial Data.

        The selected financial information of the registrant for the five years ended December 31, 2002 is amended to read in its entirety as set forth at pages 1 through 2 herein and is incorporated herein by reference.

        Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 2 through 37 herein and is incorporated herein by reference.

  Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon are amended to read in their entirety as set forth at page 37 herein and are incorporated herein by reference.

  Item 14.    Controls and Procedures.

        The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 37 through 40 herein and is incorporated by reference.

  Item 15.    Exhibits, Financial Statement Schedules and Exhibit Index.

        The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

23.3	Consent of KPMG LLP, Independent Auditors.
31.1
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002
31.2
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002
32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002
32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

TABLE OF CONTENTS

PART II
Item 6.	Selected Financial Data	1
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 8.	Financial Statements and Supplementary Data	37
PART III
Item 14.	Controls and Procedures	37
PART IV
Item 15.	Exhibits, Financials Statement Schedules and Reports on Form 8-K	41
Signatures		42

v

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

	Years ended December 31
	2002	2001	2000 (2)	1999 (6)	1998
	(in thousands, except per share data)
	(restated)
Statement of Operations Data:
Revenues	$104,646	$116,623	$129,622	$43,953	$30,208
Asset impairment and restructuring charges, net	(8,732)	(67,848)	1,511	(16,002)	(40,317)
Equity in losses of and write-downs of investment in unconsolidated investees	(28,351)	(48,384)	(15,089)	(18,910)	(17,111)
Loss from continuing operations before the cumulative effect of a change in accounting principle and discontinued components	(87,872)	(194,074)	(5,871)	(71,869)	(98,627)
Loss from discontinued components (1)	(17,446)	(54,457)	(18,433)	(70,114)	(25,043)
Cumulative effect of a change in accounting principle (3)	(3,157)	—	—	—	—
Net loss	(108,475)	(248,531)	(24,304)	(141,983)	(123,670)
Net loss attributable to common stockholders	(124,749)	(263,539)	(39,312)	(156,991)	(138,678)
Loss per common share-Basic and diluted:
Continuing operations before the cumulative effect of a change in accounting principle and discontinued components	$(1.11)	$(2.22)	$(0.22)	$(1.15)	$(1.65)
Discontinued components (1)	(0.19)	(0.58)	(0.20)	(0.94)	(0.36)
Cumulative effect of a change in accounting principle (3)	(0.03)	—	—	—	—
Net loss	$(1.33)	$(2.80)	$(0.42)	$(2.09)	$(2.01)
Ratio of earnings to fixed charges (4)	n/a	n/a	n/a	n/a	n/a
Weighted average common shares outstanding	94,035	94,035	93,978	75,232	68,955
Dividends per common share	—	—	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents (5)	$30,331	$27,074	$75,484	$47,422	$135,841
Total assets	290,148	469,721	736,119	776,854	609,641
Notes and subordinated debt	217,372	207,798	232,469	183,090	5,000
Convertible preferred stock	207,000	207,000	207,000	207,000	207,000
Stockholders' equity (deficiency)	(22,498)	90,776	343,676	384,935	425,540

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

(4)
For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for the cumulative effect of a change in accounting principle, minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were: $108.6 million; $185.9 million; $28.6 million; $114.0 million; and $121.9 million, respectively.

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirements for the year ending December 31, 2003 will be $17.5 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of December 31, 2002 and June 30, 2003, total dividends in arrears were $28.4 million and $37.0 million, respectively. As the Company did not pay the dividend on the preferred stock for six consecutive quarters, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

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

Discussion of Changes in Financial Position

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Cash Flows from Operating Activities

        Cash used in operating activities for the year ended December 31, 2002 was $20.4 million, an increase in cash used in operating activities of $3.2 million from the same period in the prior year.

        Net loss includes significant non-cash items such as loss (gain) on dispositions of businesses, depreciation and amortization, equity in income (losses) of investees, accretion of interest, asset impairment charges and income (loss) allocable to minority interests. Excluding discontinued components, disposition of businesses and asset impairment and restructuring charges, non-cash items decreased $50.6 million to $69.0 million from $119.6 million for the years ended December 31, 2002 and 2001, respectively. Changes in operating assets and liabilities, net of the effect of acquisitions, decreased cash flows for the year ended December 31, 2002 by $2.0 million and decreased cash flows for the year ended December 31, 2001 by $10.6 million.

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

Cash Flows from Financing Activities

        Cash generated by financing activities was $0.9 million for the year ended December 31, 2002, compared to cash used in financing activities of $7.7 million, for the year ended December 31, 2001. Financing cash flows improved in 2002 due to borrowings by subsidiaries and the cessation of dividends on the Company's preferred stock offset slightly by minor increases in distributions of dividends to minorities and payments on capital leases.

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

Segment Information

        The following tables set forth the operating results by segment for the years ended December 31, 2002, 2001, and 2000:

Segment Information
Year ended December 31, 2002
(in thousands)
(restated)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$71,456	$—	$14,412	$17,734	$1,044	$104,646
Cost of services	25,179	—	2,896	—	—	28,075
Selling, general and administrative	21,105	—	8,366	17,148	32,217	78,836
Depreciation and amortization	13,148	—	3,808	1,730	8,856	27,542
Asset impairment and restructuring charges, net	2,212	—	6,560	—	(40)	8,732

Operating income (loss)	$9,812	$—	$(7,218)	$(1,144)	$(39,989)	$(38,539)

Unconsolidated Business Ventures
Revenues	$91,217	$54,582	$21,277
Cost of services	44,859	8,568	3,966
Selling, general and administrative	21,662	9,475	11,647
Depreciation and amortization	21,526	14,828	6,541
Asset impairment charge	440	750	—

Operating income (loss)	$2,730	$20,961	$(877)

Net income (loss)	$(2,319)	$19,025	$(2,814)

Equity in income (losses) of unconsolidated investees (Note 2)	$(34,619)	$6,010	$258			(28,351)

Gain on disposition of business						5,176
Foreign currency gain						1,342
Minority interest						(4,692)
Interest expense						(22,267)
Interest income						1,212
Other income						31
Income tax expense						(1,784)
Discontinued components						(17,446)
Cumulative effect of change in accounting principle						(3,157)

Net loss						$(108,475)

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

        Asset impairment charges.    Cable television operations incurred asset impairment charges of $6.6 million in 2002 as opposed to $2.7 million in 2001. The charges arose in goodwill and intangibles and reflect the Company's assessment of the recoverability of long-lived assets. In 2002, the amounts were incurred in respect of Ayety TV ($4.4 million), Ala TV ($0.9 million), Viginta ($0.8 million) and ATK ($0.4 million). In 2001, the amounts were incurred in respect of Romsat ($2.6 million) and ATK ($0.1 million).

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

        Interest income.    Interest income decreased by $1.2 million, or 50%, to $1.2 million for the year ended December 31, 2002 as compared to $2.4 million for the year ended December 30, 2001. The decrease in interest income is principally due to a decrease in funds at corporate headquarters and reduced rates of return on invested balances during the current year as compared to the prior year.

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

        Income tax expense.    Income tax expense decreased by $6.1 million, or 77%, to $1.8 million for the year ended December 31, 2002 as compared to $7.9 million for the year ended December 30, 2001. The income tax expense is principally from foreign income taxes on the operations of PeterStar and to a lesser extent BCL. In 2002 these taxes were partially offset by $4.4 million in tax refunds related to alternative minimum tax (AMT) carrybacks. A March 2002 tax law change permitted the Company to carry back AMT losses generated in 2001 and 2002 to recapture amounts previously paid for AMT tax. The Company does not expect to realize additional amounts in future years. The taxes in 2002 were also favorably impacted by a reduced tax rate in Russia.

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

        Discontinued components.    Discontinued components represents the operations of Yellow Pages, China, Snapper and ALTEL offset or increased by estimated gains/losses on such disposals. Discontinued components decreased by $37.1 million, or 68%, to $17.4 million for the year ended December 31, 2002 as compared to $54.5 million for the year ended December 31, 2001. Discontinued components for the year ended December 31, 2002, also includes a gain of $4.9 million realized from a settlement of certain third party claims against RDM Sports Group, Inc. ("RDM"), a former business venture of the Company, which resulted in RDM disbursing such monies to the Company. In addition, income of $2.7 million was realized from tax refunds relating to carry-back losses and an amended state return for certain previously disposed of businesses. For further management discussion on discontinued components, refer to the discussion below.

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

        The value of the currencies in the countries in which the Company operates in the past has fluctuated, sometimes significantly. For example, during 1999, the value of the Russian rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. The Company currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Company. The ability of the Company to hedge is somewhat limited as the Company's most significant operations are in Russia. The Russian Ruble is not convertible outside Russia.

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

Item 14. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, with the participation of the Chief

Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures as of the end of the period covered by this amended annual report.

        Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the presence of the matters described below constitute material weaknesses as defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company has taken the actions described below.

        As of the date of this Report, the Company believes it has a plan that, when fully implemented, will reduce the likelihood that similar errors could occur in the future. There were no other changes during the fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures, subsequent to the date of their evaluation, except as described below.

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

        As part of its restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. However, the Company has entered into new employment agreements with certain individuals, including the Company's Chief Financial Officer, the Chief Accounting Officer, the General Counsel and has recruited accounting and finance personnel who work in Charlotte. Furthermore, during the third quarter of 2003, the Company began the process of relocating its corporate headquarters from New York City to Charlotte and the Company closed its New York City office before the end of 2003. The Company's decision to move its corporate headquarters operation from New York City was principally driven by the commitment to substantially reduce corporate overhead expenditures. Upon completing this move, the Company will benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that upon the completion of the relocation of its corporate headquarters, that the accounting and finance personnel that are currently engaged and the workflow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company did experience some delays in preparation of financial statements and reports.

        In the fourth quarter of 2003, it was determined that the Company's consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of an error discovered in the computation of its unpaid dividends on its 7 1/4% cumulative convertible preferred stock. The Company has determined that deficiencies in its internal review processes resulted in this error not being detected on a timely basis. As a result of the Company's recent relocation to Charlotte, NC, management of the Company reassessed its finance organizational structure and has recruited the necessary personnel to improve its internal control and review processes.

        In addition, during the fourth quarter of 2003 and early 2004, it was determined that the Company's consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of errors regarding the reporting of certain tax refunds. Most of these refunds were received because the Company became eligible to carry back certain losses and recover taxes previously paid to various taxing authorities five or more years ago. One of these refunds resulted from a change in tax laws. The Company has determined that not having full-time in-house tax personnel resulted in this error not being detected on a timely basis. In an effort to prevent these errors from occurring again, the Company recently hired a tax director to oversee the preparation of tax filings and deferred tax computations. In addition, the Company intends to implement a more stringent review process over the filing of tax returns and preparation of its deferred tax computations on a prospective basis.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) and (a)(2)

        Financial Statements and Schedules

        The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as part of this amendment No. 1 to the Annual Report on Form 10-K/A.

  (a)
  (3) Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed as part of this amendment No. 1 to the Annual Report on Form 10-K/A.

  (b)
  Current Reports on Form 8-K

        On October 30, 2002, we filed a current report on Form 8-K (Items 5 and 7) and on December 4, 2002 we filed a current report on Form 8-K (Items 2, 5 and 7).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ MARK S. HAUF Mark S. Hauf President, Chief Executive Officer and Chairman of the Board

Dated: February 24, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. HAUF Mark S. Hauf	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2004
/s/ HAROLD F. PYLE, III Harold F. Pyle, III	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 24, 2004
/s/ JOHN STEELE CHALSTY John Steele Chalsty	Director	February 24, 2004
/s/ ALAN K. GREENE Alan k. Greene	Director	February 24, 2004
/s/ CLARK A. JOHNSON Clark A. Johnson	Director	February 24, 2004
/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director	February 24, 2004
/s/ STUART SUBOTNICK Stuart Subotnick	Director	February 24, 2004
/s/ LEONARD WHITE, JR. Leonard White, Jr.	Director	February 24, 2004

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

        As discussed in Note 2, the accompanying consolidated financial statements as of and for the year ended December 31, 2002 have been restated.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" as of January 1, 2002.

                      /s/ KPMG LLP

New York, New York
July 11, 2003 except as to Note 2
which is February 24, 2004

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations (in thousands, except per share amounts)

	Years Ended December 31
	2002	2001	2000
	(restated)
Revenues	$104,646	$116,623	$129,622
Cost and expenses:
Cost of services and operating expenses	28,075	41,757	29,825
Selling, general and administrative	78,836	75,049	80,551
Depreciation and amortization	27,542	48,487	47,488
Asset impairment and restructuring charges, net	8,732	67,848	(1,511)

Operating loss	(38,539)	(116,518)	(26,731)
Other income/(expense):
Interest expense	(22,267)	(20,972)	(19,566)
Interest income	1,212	2,401	5,428
Equity in income (losses) of and write-downs of investment in unconsolidated investees	(28,351)	(48,384)	(15,089)
(Loss) gain on disposition of businesses, net	5,176	(335)	59,020
Foreign currency gain (loss)	1,342	130	(606)
Other income	31	692	5,032

	(42,857)	(66,468)	34,219

(Loss) income before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	(81,396)	(182,986)	7,488
Income tax expense	(1,784)	(7,892)	(10,349)
Minority interest	(4,692)	(3,196)	(3,010)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	(87,872)	(194,074)	(5,871)
Loss from discontinued components	(17,446)	(54,457)	(18,433)
Cumulative effect of a change in accounting principle	(3,157)	—	—

Net loss	(108,475)	(248,531)	(24,304)
Cumulative convertible preferred stock dividend requirement	(16,274)	(15,008)	(15,008)

Net loss attributable to common stockholders	$(124,749)	$(263,539)	$(39,312)

Weighted average number of common shares—Basic and Diluted	94,035	94,035	93,978

Loss per common share attributable to common stockholders—Basic:
Continuing operations	$(1.11)	$(2.22)	$(0.22)
Discontinued components	(0.19)	(0.58)	(0.20)
Cumulative effect of a change in accounting principle	(0.03)	—	—

Net loss per common share attributable to common stockholders	$(1.33)	$(2.80)	$(0.42)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2002	December 31, 2001
	(restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$30,331	$27,074
Investments	500	—
Accounts receivable, net	8,730	15,359
Inventories	2,434	2,302
Prepaid expenses and other assets	10,127	14,083
Current assets of discontinued components	6,360	85,757

Total current assets	58,482	144,575
Investments in and advances to business ventures	70,651	104,239
Property, plant and equipment, net	92,692	101,139
Goodwill	34,733	41,190
Intangible assets, net	21,062	35,867
Other assets	12,528	4,030
Noncurrent assets of discontinued components	—	38,681

Total assets	$290,148	$469,721

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$7,974	$7,778
Accrued expenses	50,834	53,123
Current portion of long-term debt	3,508	1,705
Current liabilities of discontinued components	2,387	72,358

Total current liabilities	64,703	134,964
Long-term debt, less current portion	213,864	206,093
Other long-term liabilities	2,412	3,405
Noncurrent liabilities of discontinued components	—	4,101

Total liabilities	280,979	348,563
Minority interest	31,667	30,382
Commitments and contingencies
Stockholders' (deficiency) equity:
7 1/4% Cumulative Convertible Preferred Stock, at liquidation value	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at December 31, 2002 and 2001	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,414,354)	(1,305,879)
Accumulated other comprehensive loss	(11,948)	(7,149)

Total stockholders'(deficiency) equity	(22,498)	90,776

Total liabilities and stockholders'(deficiency) equity	$290,148	$469,721

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2002	2001	2000
	(restated)
Operating activities:
Net loss	$(108,475)	$(248,531)	$(24,304)
Loss from discontinued components	17,446	54,457	18,433

Loss from continuing operations	(91,029)	(194,074)	(5,871)
Items not requiring cash outlays:
Equity in losses of and write-down of investment in unconsolidated investees	28,351	48,384	15,089
Depreciation and amortization	27,542	48,487	47,488
Asset impairment and restructuring charges, net	8,732	67,848	(1,511)
Accretion of debt discount	5,253	20,273	18,763
Loss (gain) on disposition of businesses, net	(5,176)	108	(59,020)
Other income	—	(729)	(5,157)
Minority interest	4,692	3,196	3,010
Cumulative effect of a change in accounting principle	3,157	—	—
Other	—	—	878
Changes in:
Accounts receivable	714	19	(576)
Inventories	(133)	701	(379)
Other assets and liabilities	(7,872)	5,393	5,838
Accounts payable and accrued expenses	5,424	(16,775)	(17,869)
Other operating activities, net	—	15	(1,411)

Cash used in operating activities	(20,345)	(17,154)	(728)
Investing activities:
Investments in and advances to business ventures	(721)	(4,289)	(70,186)
Distributions from business ventures	3,055	1,162	5,938
Acquisitions and additional equity in subsidiaries	—	—	(5,294)
Additions to property, plant and equipment	(16,116)	(15,227)	(16,521)
Settlement of option	—	—	11,000
Proceeds from sale of business	11,199	—	66,657
Other investing activities, net	(1,266)	—	2,513

Cash (used in) provided by investing activities	(3,849)	(18,354)	(5,893)

Financing activities:
Borrowings on debt	5,129	—	39
Payments on debt and capital leases	(846)	(420)	(10,646)
Proceeds from issuance of common stock related to incentive plans	—	—	1,211
Preferred stock dividends paid	—	(3,752)	(15,008)
Dividends paid to minority interests	(3,392)	(3,219)	(1,935)
Other financing activities	—	(307)	—

Cash provided by (used) in financing activities	891	(7,698)	(26,339)

Cash provided by (used in) discontinued components, net	26,560	(5,204)	61,022

Net increase (decrease) in cash and cash equivalents	3,257	(48,410)	28,062
Cash and cash equivalents at beginning of year	27,074	75,484	47,422

Cash and cash equivalents at end of year	$30,331	$27,074	$75,484

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders' (Deficiency) Equity and Comprehensive Loss
(in thousands)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Loss	Total Stockholders' Equity (Deficiency)
Balances at January 1, 2000	4,140	$207,000	93,285	$93,285	$1,102,308	$(1,014,284)	$(3,374)		$384,935
Net loss	—	—	—	—	—	(24,304)	—	$(24,304)	(24,304)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(1,171)	(1,171)	(1,171)
Minimum pension liability	—	—	—	—	—	—	(1,987)	(1,987)	(1,987)

Total comprehensive loss								$(27,462)

Issuance of stock and stock options related to incentive plans	—	—	750	750	461	—	—		1,211
Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(15,008)	—		(15,008)

Balances at December 31, 2000	4,140	207,000	94,035	94,035	$1,102,769	(1,053,596)	(6,532)		343,676
Net loss	—	—	—	—	—	(248,531)	—	$(248,531)	(248,531)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	720	720	720
Minimum pension liability	—	—	—	—	—	—	(1,337)	(1,337)	(1,337)

Total comprehensive loss								$(249,148)

Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(3,752)	—		(3,752)

Balances at December 31, 2001	4,140	207,000	94,035	94,035	1,102,769	(1,305,879)	(7,149)		90,776
Net loss (restated)	—	—	—	—	—	(108,475)	—	$(108,475)	(108,475)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(828)	(828)	(828)
Minimum pension liability	—	—	—	—	—	—	(3,971)	(3,971)	(3,971)

Total comprehensive loss (restated)								$(113,274)

Balance at December 31, 2002 (restated)	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,414,354)	$(11,948)		$(22,498)

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

2. Restatement of Prior Financial Information

        The Company determined that the following accounting errors had been made in its past financial statements:

        1.     The Company has determined that it should have recorded a $2.1 million tax refund that it received on November 10, 2003 from the United States Department of Treasury, related to the carry-back of certain AMT losses which recovered taxes paid in prior years, in fiscal year 2002. Specifically, the Company has determined that it should have recorded an income tax benefit within the "Income tax expense" line item within its consolidated financial statements in each of the three months ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 of $1.1 million, $0.8 million, $41.0 thousand and $0.2 million, respectively;

        2.     The Company has determined that it should have recorded a $2.3 million tax refund from the United States Department of Treasury, related to the carry-back of certain AMT losses which recovered taxes paid in prior years, that the Company had previously recorded within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002 in an earlier accounting period in 2002. Specifically, the Company has determined that it should have recorded the $2.3 million income tax benefit within the "Income tax expense" line item within its consolidated financial statements for the three months ended March 31, 2002. In connection with this adjustment, the Company reclassified $66.0 thousand of interest from discontinued components to "Interest income" in the three months ended December 31, 2002;

        3.     The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

        4.     The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.6 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of December 31, 2002 the total dividend in arrears was $28.4 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002. For the statement of cash flows, the tax adjustments resulted in a decrease in the "Net loss" of $2.9 million; an increase in the "Loss from discontinued components" of $1.6 million which resulted in a reduction of the "Loss from continuing operations" of $4.5 million; an increase in the use of cash from "Changes in Other Assets and liabilities" of $2.1 million, all of which resulted in a net decrease in "Cash used in operating activities of $2.4 million, which was offset by a decrease in "Cash provided by discontinued components" of $2.4 million for the year ended December 31, 2002. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	March 31, 2002		June 30, 2002
	Three Months Ended		Three Months Ended		Six Months Ended
	Originally Reported	Restated	Originally Reported	Restated	Originally Reported	Restated
Revenues	$31,257	$31,257	$23,940	$23,940	$55,197	$55,197
Operating loss	(8,566)	(8,566)	(9,886)	(9,886)	(18,452)	(18,452)
Income tax (expense) benefit	(1,819)	1,624	(1,575)	(815)	(3,394)	809
Loss from continuing operations	(16,551)	(13,108)	(19,199)	(18,439)	(35,750)	(31,547)
(Loss) income from discontinued components	(14,194)	(14,194)	767	767	(13,427)	(13,427)
Cumulative effect of a change in accounting principle	(3,157)	(3,157)	—	—	(3,157)	(3,157)

Net loss	(33,902)	(30,459)	(18,432)	(17,672)	(52,334)	(48,131)
Cumulative convertible preferred stock dividend	(3,752)	(3,960)	(3,752)	(4,031)	(7,504)	(7,991)

Net loss attributable to common stockholders	$(37,654)	$(34,419)	$(22,184)	$(21,703)	$(59,838)	$(56,122)

Income (loss) per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.22)	$(0.19)	$(0.24)	$(0.24)	$(0.46)	$(0.43)
Discontinued components	(0.15)	(0.15)	—	0.01	(0.15)	(0.14)
Cumulative effect of a change in accounting principle	(0.03)	(0.03)	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.40)	$(0.37)	$(0.24)	$(0.23)	$(0.64)	$(0.60)

	September 30, 2002
	Three Months Ended		Nine Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$24,368	$24,368	$79,565	$79,565
Operating loss	(7,253)	(7,253)	(25,705)	(25,705)
Income tax expense	(1,707)	(1,666)	(5,101)	(857)
Loss from continuing operations	(36,684)	(36,643)	(72,434)	(68,190)
Loss from discontinued components	(7,913)	(7,913)	(21,340)	(21,340)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(44,597)	(44,556)	(96,931)	(92,687)
Cumulative convertible preferred stock dividend	(3,752)	(4,104)	(11,256)	(12,095)

Net loss attributable to common stockholders	$(48,349)	$(48,660)	$(108,187)	$(104,782)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.43)	$(0.44)	$(0.89)	$(0.85)
Discontinued components	(0.08)	(0.08)	(0.23)	(0.23)
Cumulative effect of a change in accounting principle	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.51)	$(0.52)	$(1.15)	$(1.11)

	December 31, 2002
	Three Months Ended		Twelve Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$25,081	$25,081	$104,646	$104,646
Operating loss	(12,834)	(12,834)	(38,539)	(38,539)
Income tax expense	(1,086)	(927)	(6,187)	(1,784)
Loss from continuing operations	(19,907)	(19,682)	(92,341)	(87,872)
(Loss) income from discontinued components	5,464	3,894	(15,876)	(17,446)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(14,443)	(15,788)	(111,374)	(108,475)
Cumulative convertible preferred stock dividend	(3,752)	(4,179)	(15,008)	(16,274)

Net loss attributable to common stockholders	$(18,195)	$(19,967)	$(126,382)	$(124,749)

Income (loss) per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.25)	$(0.25)	$(1.14)	$(1.11)
Discontinued components	0.06	0.04	(0.17)	(0.19)
Cumulative effect of a change in accounting principle	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.19)	$(0.21)	$(1.34)	$(1.33)

3. Description of the Business and Summary of Significant Accounting Policies

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

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
	(restated)
Net loss attributable to common stockholders as reported	$(124,749)	$(263,539)	$(39,312)
Add stock-based employee compensation expense determined under fair value based method	(834)	(3,655)	(6,214)

Pro forma net loss	$(125,583)	$(267,194)	$(45,526)

Net loss per share attributable to common stockholders—Basic and Diluted:
As reported	$(1.33)	$(2.80)	$(0.42)

Pro forma	$(1.34)	$(2.84)	$(0.48)

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

        The Company's Senior Discount Notes (see Note 8, "Long-term Debt") have a carrying value equal to face value of $210.6 million as of December 31, 2002. On April 24, 2003, the Company completed a transaction with certain of its Senior Noteholders (the "Adamant Transaction"), by which the Company exchanged the ownership interests of certain of its business units located in Russia for forgiveness of $58.6 million of the Senior Notes and related accrued interest of $3.5 million, and $5.0 million in cash. As a result, in 2003, the Company will recognize a gain of $33.0 million, including a gain of $25.4 million related to the early extinguishment of the exchanged Senior Discount Notes. (See Note 18, "Subsequent Events")

        The majority of the remaining Senior Discount Notes are closely held and not widely traded. Accordingly, a reliable quoted price does not readily exist. Based on the Adamant Transaction, however, the Company estimates that the fair value for the Senior Discount Notes outstanding at December 31, 2002, is between $149.9 million and $193.7 million. Such value is based on a discount consistent with the Adamant Transaction up to a value that includes no discount for the Senior Discount Notes outstanding after the Adamant Transaction.

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

4. Discontinued Components

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

        The operating results of the Snapper business segment are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues	$124,358	164,449	$159,028
Operating income (loss)	1,082	6,890	(3,663)
Cumulative effect of a change in accounting principle	(13,570)	(2,363)	—
Net (loss) income	$(13,427)	$895	$(7,509)

        The combined operating results of the non-core Telephony and MCC businesses that are discontinued components are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues	$8,898	$13,571	$15,242
Asset impairment charge, net	(862)	(44,804)	—
Operating loss	(3,544)	(57,158)	(12,918)
Net loss	$(2,599)	$(55,352)	$(10,924)

        The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	December 31,
	2002	2001
	(restated)
Other receivables	$6,049	$—
Other current assets	311	4,252
Inventories	—	61,476
Accounts receivable, net	—	20,029

Current assets	$6,360	$85,757

Property, plant and equipment, net	$—	$24,746
Goodwill	—	13,580
Other noncurrent assets	—	355

Noncurrent assets	$—	$38,681

Accrued expenses	$518	$14,511
Accounts payable	1,869	11,780
Current portion of long term debt	—	46,067

Current liabilities	$2,387	$72,358

Noncurrent liabilities	$—	$4,101

Other

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

        In addition, income of $2.7 million was realized from tax refunds relating to carry-back losses and an amended state return for certain previously disposed of businesses.

5. Accounting Changes

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

        The proforma effect as if SFAS No. 142 had been applied during the year ended December 31, 2001 is as follows (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
	(restated)
Net loss attributable to common stockholders as reported	$(124,749)	$(263,539)	$(39,312)
Add back:
Goodwill amortization expense	—	9,289	8,382
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	4,930	5,138

Proforma net loss attributable to common stockholders	$(124,749)	(249,320)	(25,792)
Add back proforma loss from discontinued components	17,446	52,157	16,130

Proforma net operating loss from continuing operations	$(107,303)	$(197,163)	$(9,662)

Loss per share as reported—Basic and diluted	$(1.33)	$(2.80)	$(0.42)
Add back:
Goodwill amortization expense	—	0.10	0.09
Goodwill amortization included in Equity in losses of and write-down of investment in unconsolidated investees	—	0.05	0.06

Proforma loss per share—Basic and diluted	(1.33)	(2.65)	(0.27)
Add back proforma loss from discontinued components	0.19	0.55	0.17

Proforma Basic operating loss per share from continuing operations	$(1.14)	$(2.10)	$(0.10)

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

6. Asset Impairment and Restructuring Charges

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

7. Investments and Advances to Business Ventures

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

8. Long-term Debt

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

        On April 24, 2003, the Company completed an exchange with Adamant Advisory Services ("Adamant"), of its ownership interest in certain of its business units in Russia for approximately $58.6 million face value of the Senior Discount Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. For additional detail, see Note 18, "Subsequent Events."

        For disclosure on debt compliance issues subsequent to December 31, 2002, see Note 18, "Subsequent Events."

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

9. Acquisitions and Transactions

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

Acquisition of ZAO Comstar

        In December 2000, the Company acquired a 50% interest in ZAO Comstar, a digital fiber optic network operator in Moscow, from Marconi Communications Limited. The purchase price was $61.4 million in cash. ZAO Comstar is a business venture with the Moscow City Telephone Network. The Company disposed of its interests in Comstar subsequent to December 31, 2002. (See Note 18.)

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

10. Stockholders' Equity

Preferred Stock

        The Company has issued and outstanding 4.1 million shares (70.0 million authorized) of $1.00-par, 7 1/4% cumulative, convertible preferred stock as of December 31, 2002 and 2001.

        Dividends on the preferred stock are cumulative from the date of issuance and are payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the year ending December 31, 2003 will be $17.5 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid quarterly cash dividends to the holders of the preferred stock, but subsequent to that date, the Company has made no further dividend declarations or payments. As of December 31, 2002, dividends in arrears total $28.4 million.

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

        Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, consists of the following (in thousands):

	2002	2001	2000
	(restated)
Federal	$(4,403)	$—	$—
State and local	—	—	—
Foreign	6,187	7,892	10,349

Current	1,784	7,892	10,349
Deferred	—	—	—

	$1,784	$7,892	$10,349

        The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 applies to continuing operations. Discontinued operations are reported net of a tax benefit of $2.7 million for the year ended December 31, 2002. The tax impact on discontinued operations for the years ended December 31, 2001 and 2000 was not significant.

        The Company had pre-tax losses from foreign operations of $5.3 million, $152.2 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Pre-tax losses from domestic operations were $101.0 million; $88.3 million; and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Foreign tax expense for the years ended December 31, 2002, 2001 and 2000 reflects estimates of income taxes.

        The temporary differences and carryforwards which give rise to deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
	(restated)
Net operating loss carryforward	$137,838	$107,390
Net capital loss carryforwards	40,449	4,522
Allowance for doubtful accounts	2,457	(2,838)
Reserves for self-insurance	2,019	3,343
Investment in discontinued subsidiary	8,930	—
Investment in equity investee	—	28,425
Purchase of safe harbor lease investment	(3,413)	(4,275)
Minimum tax credit (AMT) carryforward	2,757	13,036
Other reserves	5,966	9,890
Other	15,792	15,948

Subtotal before valuation allowance	212,795	175,441
Valuation allowance	(212,795)	(175,441)

Deferred taxes	$—	$—

        The net change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was an increase of $37.4 million, $20.0 million and $2.0 million, respectively.

        For certain of the Company's businesses, the tax basis is greater than their financial statement carrying amounts. If the restructuring plan for a business is effected in other than a tax-free manner, the Company would receive a tax benefit for the excess of the tax basis over the financial statement carrying amount. The benefit ultimately would be added to the Company's net operating loss carryforward and has not been recorded because the excess of tax basis over the financial statement carrying amount will not reverse in the forseeable future. The Company's income tax expense for the years ended December 31, 2002, 2001 and 2000 differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the income tax expense. The reasons for these differences are explained in the following table (in thousands):

	2002	2001	2000
	(restated)
(Benefit) expense based upon federal statutory rate of 35%	$(30,132)	$(65,164)	$1,567
Foreign earnings taxed at greater than US rate	6,187	7,892	10,349
Amortization and/or impairment of goodwill	1,568	17,062	2,647
Tax refunds due to tax law changes	(4,403)	—	—
Change in valuation allowance	18,484	28,598	(11,087)
Equity losses of business ventures	9,996	19,442	8,081
Minority interest of consolidated subsidiaries	55	(31)	(813)
Other, net	29	93	(395)

Income tax expense	$1,784	$7,892	$10,349

        At December 31, 2002 the Company had available net operating loss carryforwards, net capital loss carryforwards and unused minimum tax credits of approximately $393.8 million, $115.6 million and $2.8 million, respectively, which can reduce future federal income taxes. These carryforwards begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

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

        As a result of the November 1, 1995 business combination, the Company succeeded to approximately $92.2 million of pre-November 1, 1995 losses of Actava. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. Since all the goodwill and noncurrent intangible assets existing at the time of the business combination have been written off, the pre-November 1, 1995 losses will reduce income tax expense when they are utilized.

        Management believes there is no tax (benefit) expense for the comprehensive income/loss components.

12. Employee Benefit Plans

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

13. Business Segment Data

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

        The Company's segment information is set forth as of and for the years ended December 31, 2002, 2001 and 2000 in the following tables (in thousands):

Year ended December 31, 2002
(in thousands)
(restated)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$71,456	$—	$14,412	$17,734	$1,044	$104,646
Cost of services	25,179	—	2,896	—	—	28,075
Selling, general and administrative	21,105	—	8,366	17,148	32,217	78,836
Depreciation and amortization	13,148	—	3,808	1,730	8,856	27,542
Asset impairment and restructuring charges, net	2,212	—	6,560	—	(40)	8,732

Operating income (loss)	$9,812	$—	$(7,218)	$(1,144)	$(39,989)	(38,539)

Unconsolidated Business Ventures
Revenues	$91,217	$54,582	$21,277
Cost of services	44,859	8,568	3,966
Selling, general and administrative	21,662	9,475	11,647
Depreciation and amortization	21,526	14,828	6,541
Asset impairment charge	440	750	—

Operating income (loss)	$2,730	$20,961	$(877)

Net income (loss)	$(2,319)	$19,025	$(2,814)

Equity in income (losses) of unconsolidated investees	$(34,619)	$6,010	$258			(28,351)

Interest expense						(22,267)
Interest income						1,212
Gain on disposition of business						5,176
Foreign currency gain						1,342
Other income (expense)						31
Minority interest						(4,692)
Income tax expense						(1,784)
Discontinued components						(17,446)
Cumulative effect of exchange in accounting principle						(3,157)

Net loss						$(108,475)

Year ended December 31, 2001
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$87,490	$—	$13,215	$14,069	$1,849	$116,623
Cost of services	38,677	—	3,096	—	(16)	41,757
Selling, general and administrative	21,826	—	6,562	12,674	33,987	75,049
Depreciation and amortization	17,731	—	5,326	1,758	23,672	48,487
Asset impairment and restructuring charges, net	—	—	—	—	67,848	67,848

Operating income (loss)	$9,256	$—	$(1,769)	$(363)	(123,642)	(116,518)

Unconsolidated Business Ventures
Revenues	$92,019	$46,623	$23,880	$1,283
Cost of services	46,239	8,010	10,469	—
Selling, general and administrative	25,040	8,256	10,527	1,649
Depreciation and amortization	23,209	12,083	11,266	256

Operating income (loss)	$(2,469)	$18,274	$(8,382)	(622)

Net income (loss)	$(9,141)	$15,435	$(14,050)	$(662)

Equity in income (losses) of unconsolidated investees	$(17,097)	$3,213	$(32,440)	$(2,060)		(48,384)

Interest expense						(20,972)
Interest income						2,401
Loss on disposition of businesses, net						(335)
Foreign currency gain						130
Other income						692
Minority interest						(3,196)
Income tax expense						(7,892)
Discontinued components						(54,457)

Net loss						$(248,531)

Year ended December 31, 2000
(in thousands)

	Fixed Telephony	Wireless Telephony		Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$102,881	$		$7,263	$14,709	$4,769	$129,622
Cost of services	27,702		—	1,536	—	587	29,825
Selling, general and administrative	27,556		—	4,026	14,094	34,875	80,551
Depreciation and amortization	16,786		—	3,266	1,170	26,266	47,488
Asset impairment and restructuring charges, net	—		—	—	—	(1,511)	(1,511)

Operating income (loss)	$30,837		$—	$(1,565)	$(555)	(55,448)	(26,731)

Unconsolidated Business Ventures
Revenues	$33,718		$63,583	$28,898	$1,602
Cost of services	18,789		11,615	6,227	—
Selling, general and administrative	13,227		17,240	15,536	1,811
Depreciation and amortization	12,842		17,171	8,738	161

Operating income (loss)	$(11,140)		$17,557	$(1,603)	(370)

Net income (loss)	$(14,648)		$9,639	$(11,017)	(132)

Equity in income (losses) of unconsolidated investees	(9,968)		10,408	(9,027)	(6,502)		(15,089)

Interest expense							(19,566)
Interest income							5,428
Gain on disposition of businesses, net							59,020
Foreign currency loss							(606)
Other income							5,032
Minority interest							(3,010)
Income tax expense							(10,349)
Discontinued components							(18,433)

Net loss							$(24,304)

        Information about the Company's continuing operations in different geographic locations for 2002, 2001 and 2000 is as follows (in thousands):

	Assets at December 31,		Revenues for the year ended December 31,
	2002	2001	2002	2001	2000
CIS
Russia	$145,877	$222,970	$80,542	$97,001	$110,785
Georgia	31,906	30,923	2,566	2,294	350
All other CIS	3,839	8,200	2,966	2,851	1,408
Eastern Europe
Romania	9,961	10,289	6,524	6,191	4,933
Hungary	5,671	5,964	4,707	3,536	5,355
All other Eastern Europe	5,812	7,933	5,432	3,296	3,689
Other	1,785	1,708	1,909	1,454	3,102

	$204,851	$287,987	$104,646	$116,623	$129,622

        The Company's investments in and advances to business ventures and goodwill include amounts maintained at the segment and corporate headquarters in the United States. Such amounts are relative to the operations in different geographic locations.

14. Other Consolidated Financial Statement Information

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

Supplemental Disclosure of Cash Flow Information

        Supplemental disclosure of cash flow information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
	(restated)
Cash paid during the year for:
Interest	$11,824	$706	$942

Taxes	$6,861	$7,392	$10,151

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

        On June 25, 2003, the Company sold its 100% interest in Technocom to Grosco Holding Limited for proceeds of $4.5 million. See Note 18 for further discussion.

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

16. Related Party Transactions

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

17. Selected Quarterly Financial Data (unaudited)

        Selected financial information for the quarterly periods in 2002 and 2001 is presented below (in thousands, except per share amounts):

	For the quarterly period ended (a)
	March 31, 2002	June 30, 2002	September 30, 2002(c)	December 31, 2002(c)
	(restated)
Revenues	$31,257	$23,940	$24,368	$25,081
Operating loss	(8,566)	(9,886)	(7,253)	(12,834)
Equity in income (losses) of unconsolidated investees	510	(2,337)	(26,293)	(231)
Loss from continuing operations attributable to common stockholders (b)	(17,068)	(22,470)	(40,747)	(23,861)
(Loss) income from discontinued components (a)	(14,194)	767	(7,913)	3,894
Cumulative effect of a change in accounting principle (d)	(3,157)	—	—	—

Net loss attributable to common stockholders	$(34,419)	$(21,703)	$(48,660)	$(19,967)

Income (loss) per common share attributable to common stockholders—Basic and Diluted:
Continuing operations (b)	$(0.19)	$(0.24)	$(0.44)	$(0.25)
Loss from discontinued components (a)	(0.15)	0.01	(0.08)	0.04
Cumulative effect of a change in accounting principle (d)	(0.03)	—	—	—

Net loss per common share attributable to common stockholders	$(0.37)	$(0.23)	$(0.52)	$(0.21)

	For the quarterly period ended (a)
	March 31, 2001	June 30, 2001	September 30, 2001(c)	December 31, 2001(c)
Revenues	$29,740	$27,864	$30,181	$28,838
Operating loss	(9,102)	(14,377)	(11,268)	(81,771)
Equity in losses and write-down of investment in unconsolidated investees	(9,210)	(1,394)	(8,761)	(29,019)
Loss from continuing operations attributable to common stockholders (b)	(29,414)	(25,989)	(31,316)	(122,363)
Loss from discontinued components (a)	(675)	(189)	(4,369)	(49,224)

Net loss attributable to common stockholders	$(30,089)	$(26,178)	$(35,685)	$(171,587)

Loss per common share attributable to common stockholders—Basic and Diluted:
Continuing operations	$(0.31)	$(0.28)	$(0.33)	$(1.30)
Loss from discontinued components (a)	(0.01)	—	(0.05)	(0.52)

Net loss per common share attributable to common stockholders	$(0.32)	$(0.28)	$(0.38)	$(1.82)

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

18. Subsequent Events

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Statements of Operations
(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
	(restated)
Revenues	$—	$—	$—
Cost and expenses:
Selling, general and administrative	8,698	2,513	1,886
Depreciation and amortization	64	64	69

Operating loss	(8,762)	(2,577)	(1,955)
Interest expense	(21,921)	(20,389)	(18,954)
Interest income	33,593	34,684	37,862
Equity in losses of subsidiaries	(95,918)	(206,424)	(28,213)
Other income	733	632	5,000
Income tax benefit	4,403	—	389

Loss from continuing operations	(87,872)	(194,074)	(5,871)
Loss discontinued components	(17,446)	(54,457)	(18,433)
Cumulative effect of a change in accounting principle	(3,157)	—	—

Net loss	(108,475)	(248,531)	(24,304)
Cumulative convertible preferred stock dividend requirement	(16,274)	(15,008)	(15,008)

Net loss attributable to common stockholders	$(124,749)	$(263,539)	$(39,312)

Weighted average number of common shares-Basic and diluted	94,035	94,035	93,978

Loss per common share attributable to common stockholders—Basic and diluted:
Continuing operations	$(1.11)	$(2.22)	$(0.22)
Discontinued components	(0.19)	(0.58)	(0.20)
Cumulative effect of change in accounting principle	(0.03)	—	—

Net loss per common share attributable to common stockholders	$(1.33)	$(2.80)	$(0.42)

The accompanying notes are an integral part of the condensed financial information.
See notes to Condensed Financial Information on page S-4.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Balance Sheets
(in thousands)

	December 31, 2002	December 31, 2001
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,474	$15,077
Other assets	5,410	1,471

Total current assets	23,884	16,548
Investment in and receivables from subsidiaries	180,751	251,536
Other assets	4,000	1,804
Investments in discontinued components	3,973	47,979

Total assets	$212,608	$317,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$569	$1,633
Accrued expenses	23,714	19,957

Total current liabilities	24,283	21,590
Long-term debt	210,631	205,378
Other long term liabilities	192	123

Total liabilities	235,106	227,091
Stockholders' equity (deficiency):
Preferred stock	207,000	207,000
Common stock	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,414,354)	(1,305,879)
Accumulated other comprehensive loss	(11,948)	(7,149)

Total stockholders' equity (deficiency)	(22,498)	90,776

Total liabilities and stockholders' equity (deficiency)	$212,608	$317,867

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2002	2001	2000
	(restated)
Operating activities:
Net loss	$(108,475)	$(248,531)	$(24,304)
Loss from discontinued components	17,446	54,457	18,433

Loss from continuing operations	(91,029)	(194,074)	(5,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Other (income) expense	(733)	(632)	(5,000)
Equity in losses of subsidiaries	95,918	206,424	28,213
Changes in cumulative translation adjustment of subsidiaries	(4,799)	(617)	(1,171)
Accretion of debt discount	5,253	20,273	18,763
Cumulative effect of a change in accounting principle	3,157	—	—
Other	64	64	852
Changes in:
Other current assets	(6,307)	4,910	526
Other assets	(2,196)	(699)	4,279
Accounts payable, accrued expenses and other liabilities	2,752	(10,183)	(11,568)

Cash provided by operating activities	2,080	25,466	28,240
Investing activities:
(Investment in) distributions from subsidiaries	9,783	7,365	—
Due from subsidiary	(8,466)	(66,598)	(9,325)
Cash received in settlement of investment purchase option	—	—	11,000
Cash received on note receivable	—	—	2,500

Cash (used in) provided by investing activities	1,317	(59,233)	4,175
Financing activities:
Proceeds from issuance of stock	—	—	1,211
Preferred stock dividends paid	—	(3,752)	(15,008)

Cash used in financing activities	—	(3,752)	(13,797)

Net increase (decrease) in cash and cash equivalents	3,397	(37,519)	18,618
Cash and cash equivalents at beginning of year	15,077	52,596	33,978

Cash and cash equivalents at end of year	$18,474	$15,077	$52,596

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METROMEDIA INTERNATIONAL GROUP, INC.
Allowances for doubtful accounts, etc. (deducted from current receivables)
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Forex and Other Charges	Deduction/ Write-offs	Balance at End of Period
Year ended December 31, 2002	$3,498	$1,744	$189	$(1,268)	$4,163
Year ended December 31, 2001	$2,294	$2,849	$—	$(1,645)	$3,498
Year ended December 31, 2000	$605	$1,301	$477	$(89)	$2,294

EXHIBIT INDEX

Designation of Exhibit in this Form 10-K	Description of Exhibits	Document with which Exhibit was previously filed with Commission Exhibits Incorporated Herein by Reference
2.2	Agreement and Plan of Reorganization dated as of July 20, 1994 by and among, The Actava Group Inc., Diversified Products Corporation, Hutch Sports U.S.A. Inc., Nelson/Weather-Rite, Inc., Willow Hosiery Company, Inc. and Roadmaster Industries, Inc.	Quarterly Report on Form 10-Q for the three months ended June 30, 1994, Exhibit 99.1
2.3	Amended and Restated Agreement and Plan of Merger dated as of September 27, 1995 by and among The Actava Group Inc., Orion Pictures Corporation, MCEG Sterling Incorporated, Metromedia International Telecommunications, Inc., OPG Merger Corp. and MITI Merger Corp. and exhibits thereto. The Registrant agrees to furnish copies of the schedules supplementally to the Commission on request.	Current Report on Form 8-K for event occurring on September 27, 1995, Exhibit 99(a)
2.5	Agreement and Plan of Merger dated as of January 31, 1996 by and among Metromedia International Group, Inc., The Samuel Goldwyn Company and SGC Merger Corp. and exhibits thereto. The registrant agrees to furnish copies of the schedules to the Commission upon request.	Current Report on Form 8-K dated January 31, 1996, Exhibit 99.1
2.6	Agreement and Plan of Merger, dated as of May 18, 1999, among Metromedia International Group, Inc. Moscow Communications, Inc. and PLD Telekom Inc.	Current Report on Form 8-K dated May 19, 1999
3.1	Restated Certificate of Incorporation of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(a)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2002
3.3	Certificate of Designation of 7.25% Cumulative Convertible Preferred Stock of Metromedia International Group, Inc.	Form 8-A, dated September 11, 1997, Exhibit 1.1
3.4	Restated By-laws of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(b)
3.5	Certificate of Ownership and Merger of Landmet Group, Inc. into Metromedia International Group, Inc. dated December 7, 1998	Annual Report on Form 10-K for the year ended December 31, 2002

4.1	Indenture dated as of September 30, 1999, between Metromedia International Group, Inc. and U.S. Bank National Association as Trustee.	Current Report on Form 8-K for event occurring on September 30, 1999
10.1	1982 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1982, Exhibit A
10.2	1989 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1989, Exhibit A
10.3	1969 Restricted Stock Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.3
10.4	1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.4
10.5	Amendment to 1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.5
10.6	Snapper Power Equipment Profit Sharing Plan.	Annual Report on Form 10-K for the year ended December 31, 1987, Exhibit 10.6
10.7	Retirement Plan executed November 1, 1990, as amended effective January 1, 1989.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.7
10.8	Supplemental Retirement Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1983, Exhibit 10.8
10.9	Supplemental Executive Medical Reimbursement Plan.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.9
10.10	Amendment to Supplemental Retirement Plan of The Actava Group Inc., effective April 1, 1992.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.10
10.11	1992 Officer and Director Stock Purchase Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.11
10.12	Form of Restricted Purchase Agreement between certain officers of The Actava Group Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.12
10.13	Form of Indemnification Agreement between Actava and certain of its directors and executive officers.	Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.14
10.14	Shareholders Agreement dated as of December 6, 1994 among The Actava Group Inc., Roadmaster, Henry Fong and Edward Shake.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.19

10.15	Registration Rights Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.20
10.16	Environmental Indemnity Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.21
10.17	Lease Agreement dated October 21, 1994 between JDP Aircraft II, Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.22
10.18	Lease Agreement dated as of October 4, 1995 between JDP Aircraft II, Inc. and The Actava Group Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.23
10.19	The Metromedia International Group, Inc. 1996 Incentive Stock Plan.	Proxy Statement dated August 6, 1996, Exhibit B
10.20	License Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.39
10.21	MITI Bridge Loan Agreement dated February 29, 1996, among Metromedia Company and MITI	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.40
10.22	Metromedia International Telecommunications, Inc. 1994 Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.41
10.23	Amended and Restated Credit Security and Guaranty Agreement dated as of November 1, 1995, by and among Orion Pictures Corporation, the Corporate Guarantors' referred to herein, and Chemical Bank, as Agent for the Lenders.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.42
10.24	Metromedia International Group/Motion Picture Corporation of America Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.43
10.25	The Samuel Goldwyn Company Stock Awards Plan, as amended	Registration Statement on Form S-8 (Registration No. 333-6453), Exhibit 10.44
10.26	Loan and Security Agreement, dated November 11, 1998 among Snapper, Inc. the lenders named therein and Fleet Capital Corporation, as agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10
10.27	Limited Guaranty Agreement dated November 11, 1998 by Metromedia International Group, Inc. in favor of Fleet Capital Corporation.	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.46
10.28	Amendment No. 1 to License Agreement dated June 13, 1996 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.46

10.29	Amended and Restated Agreement and Plan of Merger, dated as of May 17, 1996 between Metromedia International Group, Inc., MPCA Merger Corp. and Bradley Krevoy and Steven Stabler and Motion Picture Corporation of America	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.48
10.30	Asset Purchase Agreement dated as of December 17, 1997	Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.51
10.31	Voting Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., News America Incorporated and News PLD LLC.	Current Report on Form 8-K dated May 19, 1999
10.32	Registration Rights Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., News America Incorporated and News PLD LLC.	Current Report on Form 8-K dated May 19, 1999
10.33	Agreement to Exchange and Consent dated as of May 18, 1999, entered into among Metromedia International Group, Inc., PLD Telekom Inc. and the holders of PLD Telekom Inc.'s outstanding 14.5% Senior Discount Notes due 2004 and 9% Convertible Subordinated Notes due 2006.	Current Report on Form 8-K dated May 19, 1999
10.34	Note and Warrant Modification Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., The Travelers Insurance Company and The Travelers Indemnity Company.	Current Report on Form 8-K dated May 19, 1999
10.35	Letter Agreement, dated as of May 18, 1999, between Metromedia International Group, Inc. and News America Incorporated. dated May 19, 1999	Current Report on Form 8-K
10.36	Plicom Option Modification Agreement, dated as of May 18, 1999, by and among Metromedia International Group, Inc., PLD Telekom Inc., Technocom Limited, Plicom Limited, Elite International Limited, Mark Klabin and Boris Antoniuk. Current	Report on Form 8-K dated May 19, 1999
10.37	Elite Option Modification Agreement, dated as of May 18, 1999, by and among Metromedia International Group, Inc., PLD Telekom Inc., Technocom Limited, Elite International Limited and Boris Antoniuk.	Current Report on Form 8-K dated May 19, 1999

10.38	Bridge Loan Agreement, dated as of May 18, 1999, between PLD Telekom Inc., as borrower, and Metromedia International Group, Inc., as lender.	Current Report on Form 8-K dated May 19, 1999
10.39	Pledge Agreement, dated as of May 18, 1999, entered into between PLD Telekom Inc., as pledgor, and Metromedia International Group, Inc., as pledgee.	Current Report on Form 8-K dated May 19, 1999
10.40	Consulting Services Agreement, dated as of January 1, 2002, between Metromedia International Group, Inc. and Metromedia Company	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.61
10.41	Asset Purchase Agreement, dated as of October 22, 2002, among SMI SNP, Inc., Metromedia International Group, Inc. and Snapper, Inc.	Current Report on Form dated December 4, 2002, Exhibit 99.1
10.42	Purchase Agreement, dated as of April 24, 2003, among Metromedia International Group, Inc., MITI, MII, ITI and Adamant Advisory Services, Inc.	Current Report on Form dated April 30, 2003, Exhibit 10.1
10.43	Employment Agreement, dated as of November 14, 2001, between Metromedia International Group, Inc. and Carl C. Brazell, Jr.	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.62
10.44	Separation Agreement and General Release of All Claims, dated as of March 20, 2003, between Metromedia International Group, Inc. and Carl C. Brazell, Jr.	Annual Report on Form 10-K for the year ended December 31, 2002
10.45	Employment Agreement, dated as of November 14, 2001, between Metromedia International Group, Inc. and Matthew Mosner	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.63
10.46	Employment Agreement, dated as of August 1, 2002, between Metromedia International Group, Inc. and Matthew Mosner	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.66
10.47	Separation and General Release Agreement, dated as of July 11, 2003, between Metromedia International Group, Inc. and Matthew Mosner	Annual Report on Form 10-K for the year ended December 31, 2002
10.48	Employment Agreement, dated as of February 19, 2002, between Metromedia International Group, Inc. and Harold F. Pyle, III	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.64
10.49	Retention Agreement, dated as of March 27, 2003, between Metromedia International Group, Inc. and Harold F. Pyle, III	Annual Report on Form 10-K for the year ended December 31, 2002

10.50		Employment Agreement, dated as of January 28, 2002, between Metromedia International Group, Inc. and Mark S. Hauf	Annual Report on Form 10-K for the year ended December 31, 2002
10.51		Amendment to Employment Agreement, dated as of February 25, 2003, between Metromedia International Group, Inc. and Mark S. Hauf.	Annual Report on Form 10-K for the year ended December 31, 2002
10.52		Employment Agreement, dated as of July 31, 2002, between Metromedia International Group, Inc. and B. Dean Elledge	Annual Report on Form 10-K for the year ended December 31, 2002
10.53		Amendment to Employment Agreement, dated as of November 26, 2002, between Metromedia International Group, Inc. and B. Dean Elledge	Annual Report on Form 10-K for the year ended December 31, 2002
10.54		Retention Agreement, dated as of March 27, 2003, between Metromedia International Group, Inc. and B. Dean Elledge	Annual Report on Form 10-K for the year ended December 31, 2002
10.55		Agreement dated as of May 31, 2002 between Metromedia International Group, Inc. and Elliott Associates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.67
12	*	Ratio of earnings to fixed charges
16		Letter from Ernst & Young to the Securities and Exchange Commission.	Current Report on Form 8-K dated November 1, 1995
21		List of subsidiaries of Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2002
23.1		Consent of KPMG LLP regarding Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2002
23.2		Consent of Deloitte and Touche regarding ZAO Comstar	Annual Report on Form 10-K for the year ended December 31, 2002
23.3*		Consent of KPMG LLP, Independent Auditors
31.1*		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002
31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002
99.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer	Annual Report on Form 10-K for the year ended December 31, 2002
99.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer	Annual Report on Form 10-K for the year ended December 31, 2002

*
Filed herewith

QuickLinks

TABLE OF CONTENTS
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Segment Information Year ended December 31, 2002 (in thousands) (restated)
Segment Information Year ended December 31, 2001 (in thousands)
Segment Information Year ended December 31, 2000 (in thousands)
  Item 8. Financial Statements and Supplementary Data
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Statements of Cash Flows (in thousands)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Statements of Stockholders' (Deficiency) Equity and Comprehensive Loss (in thousands)
METROMEDIA INTERNATIONAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2002 (in thousands) (restated)
EXHIBIT INDEX