Form 10-Q/A
period 2003-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-02-25
CIK 39547

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

  3.
  The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

  4.
  The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million and $0.5 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003, respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of March 31, 2003 the total dividend in arrears was $32.6 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002 and March 31, 2003 and no impact on the condensed statement of cash flows for the three months ended March 31, 2003 and 2002. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	March 31, 2003		March 31, 2002
	Three Months Ended		Three Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$22,715	$22,715	$20,582	$20,582
Operating loss	(8,239)	(8,239)	(9,692)	(9,692)
Income tax (expense) benefit	(1,396)	(1,396)	(1,422)	2,021
Loss from continuing operations	(15,112)	(15,112)	(17,158)	(13,715)
Loss from discontinued components	(188)	(188)	(13,587)	(13,587)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(15,300)	(15,300)	(33,902)	(30,459)
Cumulative convertible preferred stock dividend	(3,752)	(4,255)	(3,752)	(3,960)

Net loss attributable to common stockholders	$(19,052)	$(19,555)	$(37,654)	$(34,419)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.20)	$(0.21)	$(0.23)	$(0.20)
Discontinued components	—	—	(0.14)	(0.14)
Cumulative effect of a change in accounting principle			(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.20)	$(0.21)	$(0.40)	$(0.37)

Amended Items

        The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as set forth herein:

  Part I Financial Information

  Item 1. Financial Statements.

        The financial information of the Company is amended to read in its entirety as set forth at pages 5 through 27 herein and is incorporated herein by reference.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 28 through 45 herein and is incorporated herein by reference.

  Item 4. Controls and Procedures

        The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 48 through 50 herein and is incorporated herein by reference.

  Part II Other Information

  Item 3. Defaults upon Senior Securities.

        The information set forth under the caption "Defaults upon Senior Securities" is amended to read in its entirety as set forth on page 51 herein and is incorporated herein by reference.

  Item 6. Exhibits and Reports on Form 8-K.

        The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits:

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
31.2	*
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
32.1	*
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
32.2	*
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

*
Filed herewith

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2003	2002
	(restated)
Revenues	$22,715	$20,582
Cost and expenses:
Cost of sales and operating expenses	5,685	5,286
Selling, general and administrative	19,076	17,976
Depreciation and amortization	6,193	7,012

Operating loss	(8,239)	(9,692)
Other income/(expense):
Interest expense	(5,682)	(5,912)
Interest income	169	331
Equity in income of unconsolidated investees	2,659	522
Foreign currency income/(expense)	489	(329)
Other (expense)/income	(543)	581

	(2,908)	(4,807)

Loss before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	(11,147)	(14,499)
Income tax (expense)/benefit	(1,396)	2,021
Minority interest	(2,569)	(1,237)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	(15,112)	(13,715)
Loss from operations of discontinued components	(188)	(13,587)
Cumulative effect of a change in accounting principle	—	(3,157)

Net loss	(15,300)	(30,459)
Cumulative convertible preferred stock dividend requirement	(4,255)	(3,960)

Net loss attributable to common stockholders	$(19,555)	$(34,419)

Weighted average number of common shares—Basic and diluted	94,035	94,035

Loss per common share attributable to common stockholders—Basic and diluted: Continuing operations	$(0.21)	$(0.19)
Loss from operations of discontinued components	—	(0.15)
Cumulative effect of a change in accounting principle	—	(0.03)

Net loss per common share attributable to common stockholders	$(0.21)	$(0.37)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Balance Sheets
(in thousands)
(unaudited)

	March 31, 2003	December 31, 2002
	(restated)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$25,676	$27,542
Investments	2,500	500
Accounts receivable, net	7,492	7,798
Inventories	2,039	2,413
Prepaid expenses and other assets	8,902	9,861
Current assets of discontinued components	10,455	10,368

Total current assets	57,064	58,482
Investments in and advances to business ventures	29,785	38,244
Property, plant and equipment, net	85,537	86,006
Goodwill	34,733	34,733
Intangible assets, net	18,031	19,111
Other assets	7,433	4,947
Noncurrent assets of discontinued components	14,556	17,436
Business ventures held for sale	30,158	31,189

Total assets	$277,297	$290,148

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Accounts payable	$6,269	$6,969
Accrued expenses	43,455	38,538
Current portion of long-term debt	1,861	1,797
Current liabilities of discontinued components	15,190	17,399

Total current liabilities	66,775	64,703
Long-term debt, less current portion	213,351	213,864
Other long-term liabilities	3,667	2,412

Total liabilities	283,793	280,979
Minority interest (including $866 and $298, related to discontinued components at March 31, 2003 and December 31, 2002)	31,571	31,667
Commitments and contingencies
Stockholders' deficiency:
7 1/4% Cumulative Convertible Preferred Stock	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at March 31, 2003 and December 31, 2002	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,429,654)	(1,414,354)
Accumulated other comprehensive loss	(12,217)	(11,948)

Total stockholders' deficiency	(38,067)	(22,498)

Total liabilities and stockholders' deficiency	$277,297	$290,148

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

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statement of Stockholders' Deficiency and Comprehensive Loss
(in thousands)
(unaudited)
(restated)

	7 1/4% Cumulative Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Total Stockholders' Deficiency
Balances at December 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,414,354)	$(11,948)		$(22,498)
Net loss	—	—	—	—	—	(15,300)		$(15,300)	(15,300)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(269)	(269)	(269)

Total comprehensive loss								$(15,569)

Balances at March 31, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,429,654)	$(12,217)		$(38,067)

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

        The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

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

          3. The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

          4. The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million and $0.5 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003, respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of March 31, 2003 the total dividend in arrears was $32.6 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002 and March 31, 2003 and no impact on the condensed statement of cash flows for the three months ended March 31, 2003 and 2002. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	March 31, 2003		March 31, 2002
	Three Months Ended		Three Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$22,715	$22,715	$20,582	$20,582
Operating loss	(8,239)	(8,239)	(9,692)	(9,692)
Income tax (expense) benefit	(1,396)	(1,396)	(1,422)	2,021
Loss from continuing operations	(15,112)	(15,112)	(17,158)	(13,715)
Loss from discontinued components	(188)	(188)	(13,587)	(13,587)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(15,300)	(15,300)	(33,902)	(30,459)
Cumulative convertible preferred stock dividend	(3,752)	(4,255)	(3,752)	(3,960)

Net loss attributable to common stockholders	$(19,052)	$(19,555)	$(37,654)	$(34,419)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.20)	$(0.21)	$(0.23)	$(0.19)
Discontinued components	—	—	(0.14)	(0.15)
Cumulative effect of a change in accounting principle			(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.20)	$(0.21)	$(0.40)	$(0.37)

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

	Three months ended March 31,
	2003	2002
	(In thousands, except per share data) (restated)
Net loss attributable to common stockholders as reported	$(19,555)	$(34,419)
Add stock-based employee compensation expense determined under fair value based method	(172)	(209)

Pro forma net loss	$(19,727)	$(34,628)

Net loss per share attributable to common stockholders—Basic and Diluted:
As reported	$(0.21)	$(0.37)

Pro forma	$(0.21)	$(0.37)

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

Technocom Transaction

        On June 25, 2003, the Company sold its wholly-owned subsidiary Technocom Limited ("Technocom") for $4.5 million. Technocom holds interests in several Russian telecommunication enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom- related businesses; including claims arising from the litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders. The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in the Company realizing an estimated gain of $2.9 million on the disposition, which will be recorded in the three months ended June 30, 2003.

        In light of the above transactions, the Company concluded that the above businesses meet the criteria for classification as a discontinued component as outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and presented the entities as such within its consolidated condensed financial statements.

        The operating results of the Snapper business segment are as follows (in thousands):

Three months ended March 31,
2002
Revenues	$31,539
Operating loss	(318)
Cumulative effect of a change in accounting principle	(13,570)
Net loss	$(13,252)

        The combined operating results of the Radio Businesses are as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$2,846	$2,893
Operating income	878	1,463
Net income	$628	$1,055

        The combined operating results of the Telephony and MCC businesses are as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$258	$10,339
Operating loss	(235)	(1,652)
Net loss	$(385)	$(1,278)

        The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	March 31, 2003	December 31, 2002
	(restated)
Cash and cash equivalents	$3,245	$3,039
Other receivable	6,049	6,049
Other current assets	1,161	$1,280

Current assets	$10,455	$10,368

Property, plant and equipment, net	$5,651	$6,686
Investment in and advances to business ventures	1,043	1,218
Intangible assets, net	1,864	1,951
Other noncurrent assets	5,998	7,581

Noncurrent assets	$14,556	$17,436

Current portion of long term debt	$1,711	$1,711
Accrued expenses	12,454	14,281
Accounts payable	1,025	1,407

Current liabilities	$15,190	$17,399

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

        For disclosure on debt compliance issues subsequent to March 31, 2003, see Note 12, "Subsequent Events."

7. Stockholders' Equity

Preferred Stock

        There are 70.0 million shares of preferred stock authorized of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, of which 4.1 million shares were outstanding as of March 31, 2003 and December 31, 2002.

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirements for the twelve months ending March 31, 2004 will be $17.8 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of March 31, 2003, total dividends in arrears are $32.6 million.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        Certain statements set forth below in this Form 10-Q/A constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 46.

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending March 31, 2004 will be $17.8 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of March 31, 2003, total dividends in arrears were $32.6 million. Holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

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

Segment Information
Three months ended March 31, 2002
(in thousands)
(restated)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$14,520	$—	$3,412	$2,452	$198	$20,582
Cost of services	4,531	—	696	—	59	5,286
Selling, general and administrative	3,881	—	1,951	3,304	8,840	17,976
Depreciation and amortization	3,146	—	954	276	2,636	7,012

Operating income (loss)	$2,962	$—	$(189)	$(1,128)	$(11,337)	(9,692)

Unconsolidated Business Ventures
Revenues	$21,093	$13,202	$6,363
Cost of services	10,932	1,927	1,327
Selling, general and administrative	5,371	2,406	3,301
Depreciation and amortization	5,612	3,749	1,880

Operating income (loss)	$(822)	$5,120	$(145)

Net income (loss)	$(1,431)	$5,032	$(1,467)

Equity in income (losses) of unconsolidated investees (Note 1)	$(1,233)	$2,337	$(582)			522

Foreign currency loss						(329)
Minority interest						(1,237)
Interest expense						(5,912)
Interest income						331
Other income						581
Income tax benefit						2,021

Loss from continuing operations before discontinued components and cumulative effect of a change in accounting principle						$(13,715)

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

        Income tax (expense)/benefit.    Income tax expense increased to $1.4 million in the quarter ended March 31, 2003 from a benefit of $2.0 million in the quarter ended March 31, 2002. The income tax expense in 2003 is principally from foreign income taxes on PeterStar's operations. In 2002, foreign income taxes were offset by $3.4 million in tax benefits related to alternative minimum tax carrybacks.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition of SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No.123's fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. We have adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 149 but we will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have an impact on our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures as of the end of the period covered by this amended quarterly report.

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

        In the fourth quarter of 2003, it was determined that the Company's consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of an error discovered in the computation of its unpaid dividends on its 7 1/4% cumulative convertible preferred stock. The error was a result of the failure by Company personnel to correctly apply compounding to the unpaid dividends. The Company has determined that deficiencies in its internal review processes resulted in this error not being detected on a timely basis. As a result of the Company's recent relocation to Charlotte, NC, management of the Company reassessed its finance organizational structure and has recruited the necessary personnel to improve its internal control and review processes.

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirements for the twelve months ending March 31, 2004 will be $17.8 million, including the effects of compounding and assuming there are no payments of the dividends.

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
31.1*
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
31.2*
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
32.1*
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
32.2*
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
99.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer
99.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer
(b)	Reports on Form 8-K

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

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ HAROLD F. PYLE, III Executive Vice President, Chief Financial Officer and Treasurer

Dated: February 24, 2004

QuickLinks

METROMEDIA INTERNATIONAL GROUP, INC. Index to Quarterly Report on Form 10-Q
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Operations (in thousands, except per share amounts) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Balance Sheets (in thousands) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)
Metromedia International Group, Inc. Notes to Unaudited Consolidated Condensed Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Segment Information Three months ended March 31, 2003 (in thousands)
Segment Information Three months ended March 31, 2002 (in thousands) (restated)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE