Form 10-Q/A
period 2003-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-02-25
CIK 39547

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
(Former name and former address, if changed since last report)

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

3.
The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

4.
The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.6 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of June 30, 2003 the total dividend in arrears was $37.0 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002 and June 30, 2003. For the statement of cash flows, the tax adjustments resulted in a decrease in the "Net loss" of $4.2 million which resulted in a reduction of the "Loss from continuing operations" of $4.2 million, which was offset by an increase in the use of cash from "Changes in Other Assets and liabilities" of $4.2 million. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	June 30, 2003
	Three Months Ended		Six Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$23,694	$23,694	$46,409	$46,409
Operating loss	(5,845)	(5,845)	(14,084)	(14,084)
Income tax expense	(1,540)	(1,540)	(2,936)	(2,936)
Income (loss) from continuing operations	14,557	14,557	(555)	(555)
Income from discontinued components	10,646	10,646	10,458	10,458

Net income	25,203	25,203	9,903	9,903
Cumulative convertible preferred stock dividend	(3,752)	(4,332)	(7,504)	(8,586)

Net income attributable to common stockholders	$21,451	$20,871	$2,399	$1,317

Income (loss) per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$0.12	$0.11	$(0.09)	$(0.10)
Discontinued components	0.11	0.11	0.11	0.11

Net income per common share attributable to common stockholders	$0.23	$0.22	$0.02	$0.01

	June 30, 2002
	Three Months Ended		Six Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$21,739	$21,739	$42,321	$42,321
Operating loss	(7,276)	(7,276)	(16,968)	(16,968)
Income tax (expense) benefit	(1,446)	(686)	(2,868)	1,335
Loss from continuing operations	(10,697)	(9,937)	(27,855)	(23,652)
Loss from discontinued components	(7,735)	(7,735)	(21,322)	(21,322)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(18,432)	(17,672)	(52,334)	(48,131)
Cumulative convertible preferred stock dividend	(3,752)	(4,031)	(7,504)	(7,991)

Net loss attributable to common stockholders	$(22,184)	$(21,703)	$(59,838)	$(56,122)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing operations	$(0.16)	$(0.15)	$(0.38)	$(0.34)
Discontinued components	(0.08)	(0.08)	(0.23)	(0.23)
Cumulative effect of a change in accounting principle	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.24)	$(0.23)	$(0.64)	$(0.60)

Amended Items

        The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as set forth herein:

  Part I Financial Information

  Item 1. Financial Statements.

        The financial information of the Company is amended to read in its entirety as set forth at pages 5 through 33 herein and is incorporated herein by reference.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 34 through 61 herein and is incorporated herein by reference.

  Item 4. Controls and Procedures

        The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 63 through 65 herein and is incorporated herein by reference.

  Part II Other Information

  Item 3. Defaults upon Senior Securities

        The information set forth under the caption 'Defaults upon Senior Securities" is amended to read in its entirety as set forth on page 67 herein and is incorporatd herein by reference.

  Item 6. Exhibits and Reports on Form 8-K.

        The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits:

31.3*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
31.4*
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
32.3*
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
32.4*
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
*
Filed herewith

METROMEDIA INTERNATIONAL GROUP, INC.

Index to
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(restated)
Revenues	$23,694	$21,739	$46,409	$42,321
Cost and expenses:
Cost of services and operating expenses	6,651	5,280	12,336	10,566
Selling, general and administrative	16,474	18,128	35,550	36,104
Depreciation and amortization	6,414	6,111	12,607	13,123
Asset impairment and restructuring charges, net	—	(504)	—	(504)

Operating loss	(5,845)	(7,276)	(14,084)	(16,968)
Other income (expense):
Interest expense	(4,528)	(4,853)	(10,210)	(10,765)
Interest income	263	481	432	812
Equity in income of unconsolidated investees	3,160	1,929	5,819	2,451
Gain on retirement of debt	24,117	—	24,117	—
Gain on disposition of business	—	1,713	—	1,713
Foreign currency gain (loss)	3	216	492	(113)
Other income (expense)	233	(196)	(310)	385

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	17,403	(7,986)	6,256	(22,485)
Income tax (expense)/benefit	(1,540)	(686)	(2,936)	1,335
Minority interest	(1,306)	(1,265)	(3,875)	(2,502)

Income (loss) from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	14,557	(9,937)	(555)	(23,652)
Income (loss) from discontinued components	10,646	(7,735)	10,458	(21,322)
Cumulative effect of a change in accounting principle	—	—	—	(3,157)

Net income (loss)	25,203	(17,672)	9,903	(48,131)
Cumulative convertible preferred stock dividend requirement	(4,332)	(4,031)	(8,586)	(7,991)

Net income (loss) attributable to common stockholders	$20,871	$(21,703)	$1,317	$(56,122)

Weighted average common shares—Basic and Diluted	94,035	94,035	94,035	94,035
Income (loss) per common share attributable to common stockholders:
Continuing operations	$0.11	$(0.15)	$(0.10)	$(0.34)
Income (loss) from discontinued components	0.11	(0.08)	0.11	(0.23)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)

Net income (loss) per common share attributable to common stockholders	$0.22	$(0.23)	$0.01	$(0.60)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)
(unaudited)

	June 30, 2003	December 31, 2002
	(restated)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$19,459	$27,542
Investments	1,000	500
Accounts receivable, net	9,020	7,798
Inventories	2,146	2,413
Prepaid expenses and other assets	7,244	9,861
Current assets of discontinued components	6,899	10,368

Total current assets	45,768	58,482
Investments in and advances to business ventures	26,399	33,588
Property, plant and equipment, net	85,476	86,006
Goodwill	34,733	34,733
Intangible assets, net	16,173	19,111
Other assets	5,984	4,947
Noncurrent assets of discontinued components	—	17,436
Business ventures held for sale	4,742	35,845

Total assets	$219,275	$290,148

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Accounts payable	$8,462	$6,969
Accrued expenses	32,762	32,857
Accrued interest payable	4,076	5,681
Current portion of long-term debt	1,677	1,797
Current liabilities of discontinued components	187	17,399

Total current liabilities	47,164	64,703
Long-term debt, less current portion	154,395	213,864
Other long-term liabilities	1,734	2,412

Total liabilities	203,293	280,979
Minority interest	28,765	31,667
Commitments and contingencies	—	—
Stockholders' deficiency:
7 1/4% cumulative convertible preferred stock	207,000	207,000
Common stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,404,451)	(1,414,354)
Accumulated other comprehensive loss	(12,136)	(11,948)

Total stockholders' deficiency	(12,783)	(22,498)

Total liabilities and stockholders' deficiency	$219,275	$290,148

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
	(restated)
Operating activities:
Net income (loss)	$9,903	$(48,131)
(Income) loss from discontinued components	(10,458)	21,322

Loss from continuing operations	(555)	(26,809)
Items not requiring cash outlays:
Equity in income of unconsolidated investees	(5,819)	(2,451)
Depreciation and amortization	12,607	13,123
Gain on retirement of debt	(24,117)	—
Asset impairment and restructuring charges, net	—	(504)
Accretion of debt discount	—	5,253
Gain on disposition of businesses, net	—	(1,713)
Minority interest	3,875	2,502
Cumulative effect of a change in accounting principle	—	3,157
Other	—	458
Changes in:
Accounts receivable	(1,222)	(1,547)
Inventories	267	392
Other assets and liabilities	(540)	(5,450)
Accounts payable and accrued expenses	3,301	5,401

Cash used in operating activities	(12,203)	(8,188)
Investing activities:
Investments in and advances to business ventures	(142)	(976)
Distributions from business ventures	13,535	1,575
Purchase of investments	(500)	—
Proceeds from sale of business	—	8,544
Additions to property, plant and equipment	(7,312)	(4,995)
Acquisition of other intangibles	(1,371)	—

Cash provided by investing activities	4,210	4,148
Financing activities:
Payments on debt and capital lease obligations	(984)	(201)
Dividends paid to minority interests	(6,480)	(3,382)

Cash used in financing activities	(7,464)	(3,583)
Cash provided by discontinued components, net	7,374	2,444

Net decrease in cash and cash equivalents	(8,083)	(5,179)
Cash and cash equivalents at beginning of period	27,542	25,043

Cash and cash equivalents at end of period	$19,459	$19,864

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands)

(unaudited)

(restated)

	7 1/4% Cumulative Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balances at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)	$—	$90,776
Net loss	—	—	—	—	—	(48,131)	—	(48,131)	(48,131)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(348)	(348)	(348)

Total comprehensive loss								$(48,479)

Balance of June 30, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,354,010)	$(7,497)		$42,297

Balances at December 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,414,354)	$(11,948)	$—	$(22,498)
Net income	—	—	—	—	—	9,903	—	9,903	9,903
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(188)	(188)	(188)

Total comprehensive income								$9,715

Balances at June 30, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,404,451)	$(12,136)		$(12,783)

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

  2.
  The Company has determined that it should have recorded a $2.3 million tax refund from the United States Department of Treasury, related to the carry-back of certain AMT losses which recovered taxes paid in prior years, that the Company had previously recorded within the

    "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002 in an earlier accounting period in 2002. Specifically, the Company has determined that it should have recorded the $2.3 million income tax benefit within the "Income tax expense" line item within its consolidated financial statements for the three months ended March 31, 2002. In connection with this adjustment, the Company reclassified $66.0 thousand of interest from discontinued components to "Interest income";

  3.
  The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

  4.
  The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.6 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of June 30, 2003 the total dividend in arrears was $37.0 million.

        The effects of the tax adjustments resulted in an increase in Prepaid expenses and other current assets" of $2.1 million; an increase in "Current Assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002 and June 30, 2003. For the statement of cash flows, the tax adjustments resulted in a decrease in the "Net loss" of $4.2 million which resulted in a reduction of the "Loss from continuing operations" of $4.2 million, which was offset by an increase in the use of cash from "Changes in Other Assets and liabilities" of $4.2 million. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	June 30, 2003
	Three Months Ended		Six Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$23,694	$23,694	$46,409	$46,409
Operating loss	(5,845)	(5,845)	(14,084)	(14,084)
Income tax expense	(1,540)	(1,540)	(2,936)	(2,936)
Income (loss) from continuing operations	14,557	14,557	(555)	(555)
Income from discontinued components	10,646	10,646	10,458	10,458

Net income	25,203	25,203	9,903	9,903
Cumulative convertible preferred stock dividend	(3,752)	(4,332)	(7,504)	(8,586)

Net income attributable to common stockholders	$21,451	$20,871	$2,399	$1,317

Income (loss) per common share attributable to common stockholders—Basic & Diluted:
Continuing operations	$0.12	$0.11	$(0.09)	$(0.10)
Discontinued components	0.11	0.11	0.11	0.11

Net income per common share attributable to common stockholders	$0.23	$0.22	$0.02	$0.01

	June 30, 2002
	Three Months Ended		Six Months Ended
	Originally Reported	Restated	Originally Reported	Restated
Revenues	$21,739	$21,739	$42,321	$42,321
Operating loss	(7,276)	(7,276)	(16,968)	(16,968)
Income tax (expense) benefit	(1,446)	(686)	(2,868)	1,335
Loss from continuing operations	(10,697)	(9,937)	(27.855)	(23,652)
Loss from discontinued components	(7,735)	(7,735)	(21,322)	(21,322)
Cumulative effect of a change in accounting principle	—	—	(3,157)	(3,157)

Net loss	(18,432)	(17,672)	(52,334)	(48,131)
Cumulative convertible preferred stock dividend	(3,752)	(4,031)	(7,504)	(7,991)

Net loss attributable to common stockholders	$(22,184)	$(21,703)	$(59,838)	$(56,122)

Loss per common share attributable to common stockholders—Basic & Diluted:
Continuing operations	$(0.16)	$(0.15)	$(0.38)	$(0.34)
Discontinued components	(0.08)	(0.08)	(0.23)	(0.23)
Cumulative effect of a change in accounting principle	—	—	(0.03)	(0.03)

Net loss per common share attributable to common stockholders	$(0.24)	$(0.23)	$(0.64)	$(0.60)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(restated)
Net income (loss) attributable to common stockholders, as reported	$20,871	$(21,703)	$1,317	$(56,122)
Deduct: stock-based employee compensation expense determined under fair value based method	(219)	(209)	(391)	(418)

Pro forma net income (loss)	$20,652	$(21,912)	$926	$(56,540)

Net income (loss) per share attributable to common stockholders—Basic and Diluted:
As reported	$0.22	$(0.23)	$0.01	$(0.60)

Pro forma	$0.22	$(0.23)	$0.01	$(0.60)

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

        The operating results of the Snapper business segment is as follows (in thousands):

	Three Months ended June 30, 2002	Six Months ended June 30, 2002
Revenues	$50,339	$81,878
Operating income	2,950	3,268
Cumulative effect of a change in accounting principle	—	(13,570)
Net income (loss)	$2,085	$(11,167)

        The combined results of operations of the Radio Businesses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$1,857	$1,563	$4,703	$4,456
Operating income	396	395	1,274	1,858
Net income	$238	$109	$866	$1,164

        The combined results of operations of the Telephony businesses (Altel, CPY Yellow Pages and Technocom) are as follows (in thousands):

	Three Months ended June 30, 2002	Six Months ended June 30, 2002
Revenues	$3,422	$13,761
Operating loss	(4,734)	(6,386)
Net loss	$(9,839)	$(11,117)

        The results of Technocom for 2003 are immaterial.

        The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	June 30, 2003	December 31, 2002
	(restated)
Cash and cash equivalents	$101	$3,039
Other receivables	6,798	6,049
Other current assets	—	1,280

Current assets	$6,899	$10,368

Property, plant and equipment, net	$—	$6,686
Investments in and advances to business ventures	—	1,218
Intangible assets, net	—	1,951
Other noncurrent assets	—	7,581

Noncurrent assets	$—	$17,436

Current portion of long-term debt	$—	$1,711
Accrued expense	131	14,281
Accounts payable	56	1,407

Current liabilities	$187	$17,399

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending June 30, 2004 will be $18.1 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of June 30, 2003, total dividends in arrears are $37.0 million.

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending June 30, 2004 will be $18.1 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of June 30, 2003, total dividends in arrears were $37.0 million. Holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

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

        Changes in operating assets and liabilities for the six months ended June 30, 2003 resulted in cash inflows of $1.8 million, principally as a result of an increase of $3.3 million of accounts payable and accrued expenses offset by an increase of $1.2 million in accounts receivable and a $0.5 million increase in other assets and liabilities. Changes in operating assets and liabilities for the six months ended June 30, 2002 resulted in cash outflows of $1.2 million, principally as a result of an increase of $5.4 million of accounts payable and accrued expenses offset by an increase of $1.5 million in accounts receivable and a $5.5 million increase in other assets and liabilities, which is net of $1.9 million in income tax refunds received related to AMT tax carrybacks.

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

Segment Information
Three months ended June 30, 2002
(in thousands)
(restated)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$16,338	$—	$3,500	$1,767	$134	$21,739
Cost of services and operating expenses	4,523	—	758	—	(1)	5,280
Selling, general and administrative	4,884	—	1,746	2,402	9,096	18,128
Depreciation and amortization	2,923	—	977	290	1,921	6,111
Asset impairment and restructuring charges, net	—	—	—	—	(504)	(504)

Operating income (loss)	$4,008	$—	$19	$(925)	$(10,378)	(7,276)

Unconsolidated Business Ventures
Revenues	$26,983	$13,197	$6,425
Costs of services and operating expenses	14,929	2,186	1,314
Selling, general and administrative	5,659	2,522	2,993
Depreciation and amortization	5,784	3,920	2,024
Asset impairment charge	440	—	—

Operating income	$171	$4,569	$94

Net income (loss)	$(2,327)	$2,305	$450

Equity in income (losses) of unconsolidated investees (Note 1)	$(1,455)	$1,672	$1,712			1,929

Interest expense						(4,853)
Interest income						481
Gain on disposition of business						1,713
Foreign currency gain						216
Other expense						(196)
Income tax expense						(686)
Minority interest						(1,265)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$(9,937)

Segment Information
Six months ended June 30, 2003
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$33,132	$—	$7,245	$5,676	$356	$46,409
Cost of services and operating expenses	10,743	—	1,429	—	164	12,336
Selling, general and administrative	6,928	—	3,877	6,985	17,760	35,550
Depreciation and amortization	6,562	—	1,645	829	3,571	12,607

Operating income (loss)	$8,899	$—	$294	$(2,138)	$(21,139)	(14,084)

Unconsolidated Business Ventures
Revenues	$26,150	$31,550	$9,486
Costs of services and operating expenses	12,608	5,106	2,000
Selling, general and administrative	7,095	3,468	5,579
Depreciation and amortization	4,741	7,630	2,751

Operating income (loss)	$1,706	$15,346	$(844)

Net income (loss)	$(625)	$10,796	$149

Equity in income (losses) of unconsolidated investees (Note 1)	$(315)	$5,232	$902			5,819

Interest expense						(10,210)
Interest income						432
Gain on retirement of debt						24,117
Foreign currency gain						492
Other expense						(310)
Income tax expense						(2,936)
Minority interest						(3,875)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$(555)

Segment Information
Six months ended June 30, 2002
(in thousands)
(restated)

	Fixed Telephony	Wireless Telephony	Cable Television	Radio Broadcasting	Corporate and Eliminations	Consolidated
Consolidated
Revenues	$30,857	$—	$6,912	$4,219	$333	$42,321
Cost of services and operating expenses	9,054	—	1,454	—	58	10,566
Selling, general and administrative	8,764	—	3,697	5,706	17,937	36,104
Depreciation and amortization	6,069	—	1,931	566	4,557	13,123
Asset impairment and restructuring charges, net	—	—	—	—	(504)	(504)

Operating income (loss)	$6,970	$—	$(170)	$(2,053)	$(21,715)	(16,968)

Unconsolidated Business Ventures
Revenues	$48,076	$26,399	$12,788
Costs of services and operating expenses	25,861	4,113	2,641
Selling, general and administrative	11,030	4,928	6,294
Depreciation and amortization	11,396	7,669	3,904
Asset impairment charge	440	—	—

Operating income (loss)	$(651)	$9,689	$(51)

Net income (loss)	$(3,758)	$7,337	$(1,017)

Equity in income (losses) of unconsolidated investees (Note 1)	$(2,688)	$4,009	$1,130			2,451

Interest expense						(10,765)
Interest income						812
Gain on disposition of business						1,713
Foreign currency loss						(113)
Other income						385
Income tax benefit						1,335
Minority interest						(2,502)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle						$(23,652)

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

        Income tax expense.    Income tax expense increased by $0.8 million to $1.5 million for the three months ended June 30,2003 as compared to $0.7 million for the three months ended June 30, 2002. The income tax expense in 2003 and 2002 is principally from foreign income taxes on PeterStar's operations. In 2002, these foreign income taxes were partially offset by tax benefits related to alternative minimum tax carrybacks of $0.8 million.

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

        Income tax (expense)/benefit.    Income tax expense increased to $2.9 million for the six months ended June 30, 2003 and from a tax benefit of $1.3 million for the six months ended June 30, 2002. The income tax expense is principally from foreign income taxes on PeterStar's operations. In 2002, foreign income taxes were offset by tax benefits related to alternative minimum tax carrybacks of $4.2 million.

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending June 30, 2004 will be $18.1 million, including the effects of compounding and assuming there are no payments of the dividends.

        The Company elected to not declare a dividend for any quarterly dividend periods ending after March 15, 2001. As of June 30, 2003, total dividends in arrears are $37.0 million. As the Company has not paid the dividend on the preferred stock for at least six consecutive quarters as required, holders of the preferred stock have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number		Description
(a)		Exhibits
31.1		Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	*
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Report on Form 10-Q for the quarter ended June 30, 2003
31.4	*
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, with respect to Amendement No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
32.1		Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	*
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendment No. 1 on Form 10-Q/A to the registrant's Report on Form 10-Q for the quarter ended June 30, 2003
32.4	*
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, with respect to Amendement No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
99.1		Employment Agreement by and between Metromedia International Group, Inc. and Mark S. Hauf dated October 6, 2003
99.2		Employment Agreement by and between Metromedia International Group, Inc. and Harold F. Pyle, III dated October 6, 2003
99.3		Employment Agreement by and between Metromedia International Group, Inc. and Bryce Dean Elledge dated October 6, 2003
(b)		Reports on Form 8-K

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

Dated: February 24, 2004

QuickLinks

METROMEDIA INTERNATIONAL GROUP, INC. Index to Quarterly Report on Form 10-Q
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Operations (in thousands, except per share amounts) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Balance Sheets (in thousands, except share amounts) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)
METROMEDIA INTERNATIONAL GROUP, INC. Consolidated Condensed Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) (in thousands) (unaudited) (restated)
Metromedia International Group, Inc. Notes to Consolidated Condensed Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE