Form 10-Q
period 2003-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-02-25
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the exchange act). YES ☐ NO ☒

        The number of shares of common stock outstanding as of January 30, 2004 was 94,034,947.

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

3.
The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

4.
The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.6 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of September 30, 2003 the total dividend in arrears was $41.4 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002. For the statement of cash flows, the tax adjustments resulted in a decrease in the "Net loss" of $4.2 million with an offsetting increase in the use of cash from "Changes in Other Assets and Liabilities" of $4.2 million, for the nine months ended September 30, 2002. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	September 30, 2002
	Three Months Ended			Nine Months Ended
	Originally Reported	Restated	As Reclassified for Discontinued Components Presentation	Originally Reported	Restated	As Reclassified for Discontinued Components Presentation
Revenues	$24,368	$24,368	$15,852	$79,565	$79,565	$47,856
Operating loss	(7,253)	(7,253)	(5,468)	(25,705)	(25,705)	(21,251)
Income tax expense	(1,707)	(1,666)	(1,431)	(5,101)	(857)	(64)
Loss from continuing operations	(36,684)	(36,643)	(34,433)	(72,434)	(68,190)	(56,073)
Loss from discontinued components	(7,913)	(7,913)	(10,123)	(21,340)	(21,340)	(35,487)
Cumulative effect of a change in accounting principle	—	—	—	(3,157)	(3,157)	(1,127)

Net loss	(44,597)	(44,556)	(44,556)	(96,931)	(92,687)	(92,687)
Cumulative convertible preferred stock dividend	(3,752)	(4,104)	(4,104)	(11,256)	(12,095)	(12,095)

Net loss attributable to common stockholders	$(48,349)	$(48,660)	$(48,660)	$(108,187)	$(104,782)	$(104,782)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing Operations	$(0.43)	$(0.44)	$(0.41)	$(0.89)	$(0.85)	$(0.72)
Discontinued components	(0.08)	(0.08)	(0.11)	(0.23)	(0.23)	(0.38)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)	(0.03)	(0.01)

Net loss per common share attributable to common stockholders	$(0.51)	$(0.52)	$(0.52)	$(1.15)	$(1.11)	$(1.11)

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(restated)		(restated)
Revenues	$18,633	$15,852	$53,131	$47,856
Cost and expenses:
Cost of services and operating expenses	6,254	4,023	17,034	13,173
Selling, general and administrative	10,126	7,863	35,734	35,202
Depreciation and amortization	5,164	5,519	15,528	16,817
Asset impairment charges	—	3,915	—	3,915

Operating loss	(2,911)	(5,468)	(15,165)	(21,251)
Other (expense) income:
Interest expense, net	(4,058)	(5,217)	(13,754)	(15,139)
Equity in income (losses) of and write-down of investments in unconsolidated investees	3,035	(24,677)	8,854	(21,725)
Gain on retirement of debt	465	—	24,582	—
Gain on disposition of businesses	12,031	3,737	12,031	5,447
Foreign currency loss	(1)	(334)	(465)	(137)
Other income (expense)	61	181	(1)	561

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	8,622	(31,778)	16,082	(52,244)
Income tax expense	(1,766)	(1,431)	(4,642)	(64)
Minority interest	(2,036)	(1,224)	(5,931)	(3,765)

Income (loss) from continuing operations before discontinued components and the cumulative effect of a change in accounting principle	4,820	(34,433)	5,509	(56,073)
(Loss) income from discontinued components	(386)	(10,123)	8,829	(35,487)
Cumulative effect of a change in accounting principle	—	—	—	(1,127)

Net income (loss)	4,434	(44,556)	14,338	(92,687)
Cumulative convertible preferred stock dividend requirement	(4,410)	(4,104)	(12,997)	(12,095)

Net income (loss) attributable to common stockholders	$24	$(48,660)	$1,341	$(104,782)

Weighted average common shares—Basic and diluted	94,035	94,035	94,035	94,035

Income (loss) per common share attributable to common stockholders:
Continuing operations	$—	$(0.41)	$(0.08)	$(0.72)
Discontinued components	—	(0.11)	0.09	(0.38)
Cumulative effect of a change in accounting principle	—	—	—	(0.01)

Net income (loss) per common share attributable to common stockholders	$—	$(0.52)	$0.01	$(1.11)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)
(unaudited)

	September 30, 2003	December 31, 2002
		(restated)
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$26,641	$26,467
Marketable securities	1,000	500
Accounts receivable, net	6,419	5,224
Prepaid expenses and other assets	7,335	11,359
Current assets of discontinued components	6,778	14,932

Total current assets	48,173	58,482
Property, plant and equipment, net	78,792	77,703
Investments in and advances to business ventures	25,256	30,720
Goodwill	25,205	25,205
Intangible assets, net	9,849	14,559
Other assets	5,004	4,432
Noncurrent assets of discontinued components	22,008	41,329
Business ventures held for sale	1,828	37,718

Total assets	$216,115	$290,148

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Accounts payable	$4,316	$4,038
Accrued expenses	20,393	29,618
Current portion of long-term debt	1,559	1,797
Current liabilities of discontinued components	8,056	22,765

Total current liabilities	34,324	58,218
Long-term debt, less current portion	154,016	213,864
Other long-term liabilities	7,669	8,792
Long-term liabilities of discontinued components	92	105

Total liabilities	196,101	280,979
Minority interest	30,276	31,667
Commitments and contingencies	—	—
Stockholders' deficiency:
7 1/4% cumulative convertible preferred stock	207,000	207,000
Common stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,400,016)	(1,414,354)
Accumulated other comprehensive loss	(14,050)	(11,948)

Total stockholders' deficiency	(10,262)	(22,498)

Total liabilities and stockholders' deficiency	$216,115	$290,148

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2003	2002
		(restated)
Operating activities:
Net income (loss)	$14,338	$(92,687)
(Income) loss from discontinued components	(8,829)	35,487

Income (loss) from continuing operations	5,509	(57,200)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on retirement of debt	(24,582)	—
Depreciation and amortization	15,528	16,817
Minority interest	5,931	3,765
Gain on disposition of businesses	(12,031)	(5,447)
Equity in (income) losses of and write-down of investment in unconsolidated investees	(8,854)	21,725
Accretion of debt discount	—	5,253
Asset impairment charges	—	3,915
Cumulative effect of a change in accounting principle	—	1,127
Changes in:
Accounts receivable	(1,195)	800
Other assets and liabilities	2,281	(1,765)
Accounts payable and accrued expenses	(5,445)	4,634

Cash used in operating activities	(22,858)	(6,376)
Investing activities:
Proceeds on disposition of businesses, net	15,700	11,249
Investments in and advances to business ventures	—	(721)
Distributions from business ventures	12,347	2,304
Additions to property, plant and equipment	(10,920)	(7,742)
Purchase of marketable securities	(500)	(2,000)
Acquisition of other intangibles	(743)	—

Cash provided by investing activities	15,884	3,090
Financing activities:
Dividends paid to minority interests	(6,500)	(3,256)
Borrowings of debt	—	2,279
Payments on debt and capital lease obligations	(1,481)	(858)

Cash used in financing activities	(7,981)	(1,835)
Cash provided by (used in) discontinued business components, net	15,129	(1,737)

Net increase (decrease) in cash and cash equivalents	174	(6,858)
Cash and cash equivalents at beginning of period	26,467	24,059

Cash and cash equivalents at end of period	$26,641	17,201

See accompanying notes to consolidated condensed financial statement

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Condensed Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Income (Loss)
Balances at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)		$90,776
Net loss (restated)	—	—	—	—	—	(92,687)		$(92,687)	(92,687)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(937)	(937)	(937)
Minimum pension liability							(1,375)	(1,375)	(1,375)

Total comprehensive loss (restated)								$(94,999)

Balances at September 30, 2002 (restated)	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,398,566)	$(9,461)		$(4,223)

Balances at December 31, 2002 (restated)	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,414,354)	$(11,948)		$(22,498)
Net income	—	—	—	—	—	14,338	—	$14,338	14,338
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(2,102)	(2,102)	(2,102)

Total comprehensive income								$12,236

Balances at September 30, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,400,016)	$(14,050)		$(10,262)

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

        The Company is a holding company with ownership interests in telephony and cable television businesses that operate in northwestern Russia and the Republic of Georgia. For the nine months ended September 30, 2003, the telephony businesses generated 96% of consolidated revenues, while the cable television business generated 4% of consolidated revenues. On September 30, 2003, the Board of Directors formally approved management's plan of disposing its remaining non-core media business. The Company's non-core media businesses are comprised of four cable television networks, with operations in Russia, Romania, Belarus and Lithuania. The Company also owns interests in nineteen radio businesses operating in Finland, Hungary, Bulgaria, Estonia, Latvia and the Czech Republic. These condensed consolidated financial statements also include the results of the Company's discontinued business components (see Note 3, "Discontinued Business Components").

        The accompanying interim condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002, have been included. The results of operations for the interim period are not necessarily indicative of the results, which may be realized for the full year.

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

  Specifically, the Company has determined that it should have recorded the $2.3 million income tax benefit within the "Income tax expense" line item within its consolidated financial statements for the three months ended March 31, 2002. In connection with this adjustment, the Company reclassified $66.0 thousand of interest from discontinued components to "Interest income" in the three months ended December 31, 2002.;

3.
The Company has determined that it should have recorded a $0.8 million income tax receivable, related to a refund owed to the Company based on an amended state tax return filed in early January 2003, within the "Loss from discontinued components" line item within its consolidated financial statements for the three and twelve month periods ended December 31, 2002; and

4.
The Company historically accounted for unpaid dividends on its 7 1/4% cumulative convertible preferred stock ("the Preferred Stock") on a simple interest basis; however, according to the Preferred Stock Certificate of Designation, cumulative unpaid dividends are subject to quarterly compounding. The Company has recalculated the cumulative unpaid dividend amount for 2002 and 2003 based on the date of the first unpaid dividend and has increased the quarterly dividend expense amounts in the 2002 and 2003 quarterly periods by $0.2 million, $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.6 million for the three months ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 respectively. Under-reported dividend expense amounts prior to 2002 were immaterial. With all quarterly compounding corrections applied, as of September 30, 2003 the total dividend in arrears was $41.4 million.

        The effects of the tax adjustments resulted in an increase in "Prepaid expenses and other current assets" of $2.1 million; an increase in "Current assets of discontinued components" of $0.8 million; and a reduction of "Accumulated deficit" of $2.9 million at December 31, 2002. For the statement of cash flows, the tax adjustments resulted in a decrease in the "Net loss" of $4.2 million with an offsetting increase in the use of cash from "Changes in Other Assets and Liabilities" of $4.2 million for the nine months ended September 30, 2002. The adjustment related to the dividends has no impact on the balance sheet or on the statement of cash flows.

        The effects of the adjustments for income statement purposes are summarized in the following financial results tables:

	September 30, 2002
	Three Months Ended			Nine Months Ended
	Originally Reported	Restated	As Reclassified for Discontinued Components Presentation	Originally Reported	Restated	As Reclassified for Discontinued Components Presentation
Revenues	$24,368	$24,368	$15,852	$79,565	$79,565	$47,856
Operating loss	(7,253)	(7,253)	(5,468)	(25,705)	(25,705)	(21,251)
Income tax expense	(1,707)	(1,666)	(1,431)	(5,101)	(857)	(64)
Loss from continuing operations	(36,684)	(36,643)	(34,433)	(72,434)	(68,190)	(56,073)
Loss from discontinued components	(7,913)	(7,913)	(10,123)	(21,340)	(21,340)	(35,487)
Cumulative effect of a change in accounting principle	—	—	—	(3,157)	(3,157)	(1,127)

Net loss	(44,597)	(44,556)	(44,556)	(96,931)	(92,687)	(92,687)
Cumulative convertible preferred stock dividend	(3,752)	(4,104)	(4,104)	(11,256)	(12,095)	(12,095)

Net loss attributable to common stockholders	$(48,349)	$(48,660)	$(48,660)	$(108,187)	$(104,782)	$(104,782)

Loss per common share attributable to common stockholders — Basic & Diluted:
Continuing Operations	$(0.43)	$(0.44)	$(0.41)	$(0.89)	$(0.85)	$(0.72)
Discontinued components	(0.08)	(0.08)	(0.11)	(0.23)	(0.23)	(0.38)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)	(0.03)	(0.01)

Net loss per common share attributable to common stockholders	$(0.51)	$(0.52)	$(0.52)	$(1.15)	$(1.11)	$(1.11)

Description of the Business

        The Company's core businesses operate in northwestern Russia and the Republic of Georgia. The Company owns interests in and participates with partners in the management of business ventures that have various operational systems, consisting of fixed telephony networks, a wireless telephone system and a cable television system. Historically, all of the Company's core business ventures, other than PeterStar, have reported their financial results on a three-month lag. Therefore, the Company's condensed consolidated financial results for the three and nine months ended September 30, 2003 and 2002 include the financial results for those business ventures for the three and nine months ended June 30, 2003 and 2002, respectively.

Going Concern and Recent Developments

        The Company is currently in the process of an overall restructuring in which its interests in most cable television and all radio broadcast businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company since the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

        Upon completion of the restructuring, the Company intends that its core businesses will consist principally of PeterStar and its wholly-owned subsidiary, Baltic Communications, Ltd., the leading competitive local exchange carrier in St. Petersburg, Russia, of which the Company has a 71% business interest, and Magticom, a GSM mobile telephony operator in Tbilisi, Georgia, in which the Company has a 34.5% equity interest.

        As part of its overall restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. These actions were taken to help alleviate liquidity problems the Company had faced for an extended period of time. However, the Company has entered into new employment agreements with certain of these employees, including the Company's Chief Financial Officer, and has recruited accounting and finance personnel to work in Charlotte, North Carolina at the Company's new corporate headquarters.

        The Company is a holding company; accordingly, it does not generate cash flows from operations. As of September 30, 2003 and January 31, 2004, the Company had $24.1 million and $23.3 million, respectively, of unrestricted cash at its headquarters level. The $24.1 million of cash at September 30, 2003 reflects the cash held at headquarters subsequent to the Company's $8.0 million semi-annual interest payment which was due on September 30, 2003, on its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes").

        In addition, as of September 30, 2003, the Company had $2.5 million of cash at the Company's consolidated business ventures. Furthermore, as of September 30, 2003, the Company's unconsolidated business ventures had $2.3 million of cash.

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis. If the Company does not realize the cash proceeds it anticipates on the future sale of its non-core businesses and does not receive the amount of dividends from core operations that it currently anticipates, the Company does not believe that it will be able to fund its planned operating, investing and financing cash flows through September 30, 2004. Assuming no proceeds from further sale of non-core assets nor dividends from core business operations, the Company projects that its cash flow and existing capital resources will permit it to pay the $8.0 million semi-annual interest payment due on March 30, 2004 on its Senior Discount Notes.

        During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of the Company's 10 1/2% Senior Discount Notes due 2007 with a current outstanding principal balance (fully accreted) of $152.0 million (the "Senior Discount Notes") concerning restructuring of the Senior Discount Notes. To date, no restructuring has been agreed upon and further restructuring discussions with these substantial Senior Discount Note holders have been suspended. Opportunities to restructure the Company's balance sheet, including to refinance the Senior Discount Notes and its preferred stock, which had an aggregate preference claim of $248.4 million as of September 30, 2003, are being pursued, but present Company plans presume the continued service of the Senior Discount Notes debt on current terms and the continued deferral of the payment of preferred stock dividends. The Company, cannot provide assurances at this time that capital restructuring effort will be undertaken or, if undertaken, that such effort would produce a material improvement in short-run cash flows or equity valuations.

        The Company has sold several businesses, which have yielded proceeds in excess of carrying values. The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure that it will be successful in selling any additional non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures or subsidiaries.

        If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot assure at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders deficit and has suffered recurring net operating cash deficiencies.

        The factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        On September 24, 2003, the Company's equity securities were removed from quotation on the OTC Bulletin Board trading system ("OTCBB") because the Company was not then in compliance with NASD Rule 6530. The Company was required to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 with the SEC by September 23, 2003 to remain in compliance with Rule 6530. As a result, the Company's Common Stock (Pink Sheets: MTRM) and 7 1/4% Cumulative Convertible Preferred Stock (Pink Sheets: MTRMP) is now quoted on the Pink Sheets. Concurrent with the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2003, the Company became compliant with OTCBB trading eligibility requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders, as reported	$24	$(48,660)	$1,341	$(104,782)
Deduct: Stock-based employee compensation expense determined under fair value based method	(149)	(209)	(540)	(627)

Pro forma net (loss) income	$(125)	$(48,869)	$801	$(105,409)

Net (loss) income per share attributable to common stockholders—Basic and Diluted:
As reported	$—	$(0.52)	$0.01	$(1.11)

Pro forma	$—	$(0.52)	$0.01	$(1.12)

Accounting Change

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company recorded a transitional impairment charge of $16.7 million as of January 1, 2002, of which $15.6 million has been included in the loss from discontinued components with the remaining $1.1 million reflected as a change in accounting principle.

Reclassifications

        Certain reclassifications have been made to the prior period's financial information to conform to the current period presentation.

3.    Discontinued Business Components

        On September 30, 2003, the Board of Directors formally approved management's plan to dispose of the remaining non-core media businesses of the Company. Management anticipates that the remaining non-core media businesses will be disposed of by June 30, 2004. In light of these events, the Company concluded that such businesses meet the criteria for classification as discontinued business components as outlined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and these entities have been presented as such within the condensed consolidated financial statements.

        Accordingly, as of September 30, 2003, the income statement of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income (loss) from discontinued components and the balance sheet presents the assets and liabilities of such operations as assets and liabilities of discontinued components.

        A summary of such assets that are to be disposed include:

  •
  All remaining radio businesses; and

  •
  All remaining cable television businesses with the exception of Ayety TV.

        A summary of significant dispositions of such businesses from January 1, 2002 to September 30, 2003 are summarized below.

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

        The Company has recorded a gain related to this transaction of approximately $31.6 million in the nine months ended September 30, 2003, which is comprised of a $24.6 million gain related to the early extinguishment of the exchanged Senior Discount Notes and a $7.0 million gain on the transfer of the Company's interests in the Radio Businesses. Such gain on debt was adjusted to $24.6 million in the third quarter of 2003, due to a favorable adjustment of $0.5 million to professional fees previously accrued. The gain on extinguishment was reflected in the Company's income from continuing operations in the three months ended June 30, 2003, while the gain on sale of the Company's interests in the Radio Businesses was reflected in the income from operations of discontinued components in the three months ended June 30, 2003. In addition, in the year ended December 31, 2002, the Company recorded an additional impairment charge of $1.1 million to reflect Comstar and Kosmos TV, unconsolidated investees of the Company, at their respective fair values.

Snapper, Inc.

        On November 27, 2002, the Company completed the sale of substantially all of the assets and certain liabilities of Snapper, Inc. ("Snapper") to Simplicity Manufacturing, Inc. ("Simplicity") for an ultimate sale price of $60.0 million. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

        In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper and determined that, as of January 1, 2002, there was a transitional impairment charge required on the Company's then recorded goodwill. Accordingly, the Company recorded a $13.6 million transitional charge in 2002. In addition, the Company recorded an estimated loss on disposal of $10.1 million during the year ended December 31, 2002. Such loss was based on the minimum amount of cash expected once the final terms of the settlement with the buyer were agreed. The $10.1 million estimated loss was comprised of a write down of assets and estimated severance and disposal costs.

        In the six months ended June 30, 2003, a final accounting for this transaction was made, and the Company adjusted a receivable that was due from Simplicity to $6.0 million to include additional net proceeds due to the Company of $0.7 million. The additional net proceeds were recorded as an adjustment to the loss on sale in income from discontinued components in the six months ended June 30, 2003 and resulted in a total net loss on disposal of $9.4 million.

        Simplicity paid the $6.0 million to the Company in the quarter ended September 30, 2003.

Technocom Transaction

        On June 25, 2003, the Company sold its wholly owned subsidiary, Technocom Limited ("Technocom") for $4.5 million. Technocom holds interests in several Russian telecommunications enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses, including claims arising from litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements, will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders.

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

        On September 19, 2002, the Company notified the minority shareholders of MCC that it had negotiated the sale of two of the three MCC operating subsidiaries, to one of the general directors of MCC. In addition, on September 27, 2002, the Company began the asset sale closing process for the two operating subsidiaries and began the liquidation process for the third operating subsidiary.

        The sale of the two operating subsidiaries was completed in early 2003.

Other Non-Core Activities

        The Company disposed of its ownership interests in ALTEL and CPY Yellow Pages during 2002. Accordingly, such businesses and operations have been presented as discontinued components.

        The Company recorded a non-cash charge to earnings of $0.8 million during the third quarter of 2002. The Company initiated an assessment of the recoverability of long-lived assets of Cardlink, as a result of the businesses venture's failure to meet financial projections due to loss of its principal customer in the third quarter. Accordingly, the intangibles (broadcast rights) were written down to the estimated fair value based on the expected cash flows of Cardlink.

        The operating results of the Snapper business segment are as follows (in thousands):

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Revenues	$26,770	$108,648
Operating loss	(9,556)	(6,288)
Cumulative effect of a change in accounting principle	—	(13,570)
Net loss	$(7,113)	$(18,280)

        The combined results of operations of the discontinued Radio businesses are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$4,004	$4,898	$12,526	$13,629
Operating loss	(314)	(64)	(1,573)	(262)
Net (loss) income	$(95)	$157	$(931)	$(1,031)

        The combined results of operations of the discontinued Cable businesses are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$3,174	$3,098	$9,252	$9,166
Operating (loss) income	(881)	106	(800)	315
Cumulative effect of a change in accounting principle	—	—	—	(2,030)
Net (loss) income	$(527)	$383	$(234)	$(1,554)

        The combined results of operations of the disposed Telephony businesses (Altel, CPY Yellow Pages and Technocom), Cardlink and MCC are as follows (in thousands):

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Revenues	$3,531	$17,323
Operating loss	(3,100)	(9,584)
Net loss	$(3,553)	$(14,719)

        The results of operations of the disposed Technocom business as well as certain other activity related to discontinued operations were immaterial for 2003.

        The principal balance sheet items included in Discontinued Business Components for the radio and cable companies (except Ayety TV) are as follows (in thousands):

	September 30, 2003	December 31, 2002
		(restated)
Cash and cash equivalents	$1,350	$4,114
Other receivables	1,064	6,049
Other current assets	4,364	4,769

Current assets	$6,778	$14,932

Goodwill	$8,733	$9,528
Property, plant and equipment, net	7,996	14,989
Intangible assets, net	4,047	6,503
Investments in and advances to business ventures	—	1,218
Other noncurrent assets	1,232	9,091

Noncurrent assets	$22,008	$41,329

Accounts payable	$4,094	$4,338
Accrued expense	3,962	16,716
Current portion of third party long-term debt	—	1,711

Current liabilities	$8,056	$22,765

Long-term liabilities	$92	$105

        The balance sheet items as of September 30, 2003 exclude those ventures disposed of during the nine months ended September 30, 2003, principally the Russian radio businesses and the Telephony businesses.

4.    Asset Impairment

2003 Impairment Charges

        In the three months ended September 30, 2003, the Company recorded a non-cash charge to earnings of $0.8 million for the write-down of the Company's investment in Cosmos TV, which has been included as a write-down of investment in unconsolidated investees. The Company has received indicators of value in relation to selling the Company's interest in Cosmos TV, and has evaluated the carrying value of Cosmos TV and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded an impairment charge of $0.8 million against the goodwill related to the Company's investment in Cosmos TV during the third quarter of 2003.

2002 Impairment Charges

        In the three months ended September 30, 2002, the Company recorded a non-cash charge of $25.8 million for the writedown of the Company's investment in Comstar, which has been included as a write-down of investment in unconsolidated investees. As the Company began the process of selling its investment in Comstar, the Company evaluated the carrying value of Comstar and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded an impairment charge of $25.8 million against the license related to the Company's investment in Comstar during the third quarter of 2002.

        The Company recorded a non-cash charge to earnings of $3.8 million during the third quarter of 2002. The Company initiated an assessment of the recoverability of long-lived assets and investments in Ayety TV as a result of the business venture's failure to meet financial projections. Accordingly, the goodwill and intangibles (principally a non-compete agreement) were written down to their estimated fair values based on the expected cash flows of Ayety TV.

5.    Business Ventures Held for Sale

        Certain cable and telephony business ventures in which the Company disposed of its interests in or that the Board of Directors have approved a formal plan for disposal were/are accounted for using the equity method of accounting. The Company has presented its investments in such ventures as "Business ventures held for sale" in noncurrent assets. Such presentation resulted in a reduction of the Company's "Investments in and advances to ventures" totaling $1.8 million and $37.7 million at September 30, 2003 and December 31, 2002, respectively.

        The results of such business ventures are required to be presented in the Statements of Operations of the Company as continuing operations and have been included in the "Equity in income of unconsolidated investees."

        Such ventures principally include:

Cable television businesses	Date of Disposition
• Alma TV	May 24, 2002
• Baltcom TV	August 1, 2003
• Cosmos TV	—
• Kosmos TV	April 24, 2003
• Teleplus	November 21, 2003
Fixed Telephony businesses
• Comstar	April 24, 2003
• MTR Svyaz	June 25, 2003
• Teleport-TP	June 25, 2003
Wireless Telephony businesses
• BELCEL	July 25, 2002
• Tyumenruskom	September 24, 2003

        The combined results of operations for such business ventures until the date of sale for the three and nine months ended September 30, 2003 and 2002 are summarized as follows (in thousands):

	Three months ended September 30, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$—	$913	$2,931	$3,844
Operating income (loss)	—	(28)	298	270
Net income	—	(47)	483	436
Equity in losses of unconsolidated investees	$—	$—	$(964)	$(964)

	Three months ended September 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$15,855	$1,294	$4,257	$21,406
Operating income (loss)	1,062	337	(599)	800
Net income	351	525	(602)	274
Equity in (losses) income of unconsolidated investees	$(27,690)	$488	$57	$(27,145)
	Nine months ended September 30, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$16,624	$3,216	$12,417	$32,257
Operating income (loss)	1,183	405	(547)	1,041
Net income	(344)	70	632	358
Equity in losses of unconsolidated investees	$(337)	$—	$(62)	$(399)
	Nine months ended September 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$55,376	$3,836	$12,966	$72,178
Operating income (loss)	1,846	979	(1,286)	1,539
Net income (loss)	(1,857)	785	(3,022)	(4,094)
Equity in (losses) income of unconsolidated investees	$(34,197)	$1,058	$(973)	$(34,112)

        The Cable television business and Tyumenruskom include the results of operations for the three and nine months ended June 30, 2003, as such businesses are on a three month lag.

6.    Business Dispositions and Transactions

Tyumenruskom Transaction

        On September 24, 2003, the Company sold its interest in the Russian mobile phone company Tyumenruskom to a Russian company for cash consideration of $1.2 million. In addition, the Company was released from its guarantee of Tyumenruskom's debt by a vendor. The Company had previously recorded a reserve related to this guarantee that totaled $1.4 million on the date of the transaction. The Company recognized a gain on the disposition of $2.6 million, which is recorded in the three months ended September 30, 2003.

Baltcom TV Transaction

        On August 1, 2003, the Company sold all of its interest in the Latvian cable television company Baltcom TV ("Baltcom") to the Latvian company SIA Alina ("Alina") for cash consideration of $14.5 million. Alina was the owner of 45% of Baltcom prior to the transaction. The Company recognized a gain of $9.3 million on the disposition, which was recorded in the three months ended September 30, 2003.

OMCL / CAT Transaction

        On August 27, 2002, the Company sold its indirect 74.1% interest in Omni-Metromedia Caspian, Ltd. ("OMCL"). OMCL was a holding company through which the Company owned a 50%

interest in Caspian American Telecommunications LLC ("CAT"), a wireless telephony venture in Azerbaijan. The Company received proceeds of $0.1 million and incurred transactional costs of $0.1 million, which were composed of legal fees and a severance payment to CAT's former co-general director. No loss was recognized on the disposal of CAT due to prior write-downs; however, the Company recognized a gain of $2.4 million on the sale of its business interest in OMCL to reverse a contingent liability that previously had been recorded for this business in the fourth quarter of 2000.

CIBBV / BELCEL Transaction

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

Alma TV Transaction

        On May 24, 2002, the Company sold its indirect 50% interest in Alma TV, a cable television provider in Kazakhstan. The Company received cash proceeds of $9.4 million from the sale and incurred transactional costs of $0.9 million, which were comprised principally of a $0.8 million broker fee with the remaining balance related to legal and accounting fees. The Company recorded a gain on the disposition of $1.7 million.

7.    Investments in and advances to business ventures

Credit Agreements with Business Ventures

        Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures and subsidiaries, including those classified as discontinued operations, of which $3.0 million in funding obligations remain at September 30, 2003. The Company's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. Due to dispositions of business ventures (See Note 5 "Business Ventures Held for Sale"), interest accruals and limited funding by the Company, partially offset by credit agreement repayments, such commitment has been significantly reduced over the past eighteen months. In addition, Magticom repaid its obligation in early 2003 and such credit agreement was terminated. Based on agreements currently in place, management expects that such commitment will cease to exist once the remaining discontinued businesses have been disposed.

        The following table summarizes the credit agreement activity for the nine months ended September 30, 2003 and 2002 (in thousands):

	Total Contract Amount		Total Available Credit
	Nine months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance at January 1, 2003 and 2002, respectively	$103,963	$207,880	$18,388	$46,330
Reductions due to dispositions of businesses	(45,884)	(78,700)	(7,156)	(29,228)
Reductions due to termination of agreements, net of increases in agreements	(18,900)	(25,626)	—	(6,558)
Decrease due to advances given and interest accrued, net of payments received	—	—	(8,206)	(743)

Balance at September 30, 2003 and 2002, respectively	$39,179	$103,554	$3,026	$9,801

Equity Method Investment Information

        At September 30, 2003 and December 31, 2002, the Company's unconsolidated investments in and advances to business ventures by business line, located principally in Georgia at cost, including associated goodwill and net intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

	September 30, 2003	December 31, 2002	Ownership %
Magticom	$25,051	$30,462	34.5%
Other Communications Entities	205	258	30-50%

	$25,256	$30,720

        Summarized combined financial information of unconsolidated business ventures accounted for under the equity method, which are on a three month lag, as of June 30, 2003 and September 30, 2002 are as follows (in thousands):

Combined Information of Unconsolidated Business Ventures

Combined Balance Sheets

	June 30, 2003	September 30, 2002
Assets:
Cash	$2,271	$3,117
Accounts receivable, net	5,641	5,595
Other current assets	1,177	771
Property, plant and equipment, net	50,876	55,951
Other long-lived assets	5,398	4,279

Total assets	$65,363	$69,713

Liabilities and Business Ventures' Equity:
Accounts payable	$4,191	$8,008
Accrued expenses	14,063	19,642
Amounts due under Company credit facilities	—	10,935
Other long-term third party debt	—	963

	18,254	39,548
Business ventures' equity	47,109	30,165

Total liabilities and business ventures' equity	$65,363	$69,713

        Excluded from the combined balance sheet are those entities that are presented as "Business Ventures Held for Sale". Such entities are included in the combined results of operations below until the date of sale. (see Note 5)

        The following tables present summary financial information for all operating entities being grouped by line of business for the three and nine months ended June 30, 2003 and 2002. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended June 30, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$4,657	$17,791	$2,931	$25,379
Cost of services and operating expenses	2,976	2,820	513	6,309
Selling, general and administrative	919	2,497	1,604	5,020
Depreciation and amortization	516	3,547	516	4,579

Operating income	246	8,927	298	9,471
Other (expense) income	(153)	20	447	314
Interest expense, net	(56)	(89)	50	(95)
Income taxes	—	(2,019)	(312)	(2,331)

Net income	$37	$6,839	$483	$7,359

Capital expenditures	$1,415	$7,300	$646	$9,361

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(74)	$3,418	$(309)	$3,035

	Three months ended June 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$22,591	$12,343	$4,257	$39,191
Cost of services and operating expenses	9,935	1,936	875	12,746
Selling, general and administrative	5,861	2,176	2,715	10,752
Depreciation and amortization	5,712	3,587	1,266	10,565

Operating income (loss)	1,083	4,644	(599)	5,128
Other (expense) income	(163)	339	657	833
Interest expense, net	(172)	(222)	(660)	(1,054)
Income taxes	(469)	(1,122)	—	(1,591)

Net income (loss)	$279	$3,639	$(602)	$3,316

Capital expenditures	$3	$6,502	$1,188	$7,693

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(26,163)	$1,757	$(271)	$(24,677)

	Nine months ended June 30, 2003
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$30,807	$49,341	$12,417	$92,565
Cost of services and operating expenses	15,584	7,926	2,513	26,023
Selling, general and administrative	8,014	5,965	7,184	21,163
Depreciation and amortization	5,257	11,177	3,267	19,701

Operating income (loss)	1,952	24,273	(547)	25,678
Other (expense) income	(1,170)	(328)	2,438	940
Interest expense, net	(356)	(38)	(916)	(1,310)
Income taxes	(1,012)	(6,271)	(343)	(7,626)

Net income (loss)	$(586)	$17,636	$632	$17,682

Capital expenditures	$3,117	$14,415	$2,127	$19,659

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(389)	$8,651	$592	$8,854

	Nine months ended June 30, 2002
	Fixed Telephony	Wireless Telephony	Cable Television	Total
Revenues	$70,667	$38,742	$17,044	$126,453
Cost of services and operating expenses	35,796	6,049	3,517	45,362
Selling, general and administrative	16,890	7,104	9,008	33,002
Depreciation and amortization	17,108	11,257	5,170	33,535
Asset impairment charge	440	—	—	440

Operating income (loss)	433	14,332	(651)	14,114
Other (expense) income	(69)	250	1,446	1,627
Interest expense, net	(1,929)	(891)	(2,155)	(4,975)
Income taxes	(1,913)	(2,715)	(260)	(4,888)

Net income (loss)	$(3,478)	$10,976	$(1,620)	$5,878

Capital expenditures	$3,381	$13,228	$5,108	$21,717

Equity in income (losses) of and write-down of investment in unconsolidated investees	$(28,851)	$6,267	$859	$(21,725)

        In the three and nine months ended September 30, 2002, a gain of $0.5 million and $1.0 million, respectively, was realized representing recovery of an equipment payment guarantee, arising from loan repayments made by a business venture during 2003. During 1999, the Company had recorded an impairment charge of $4.3 million relating to the guarantee of this loan. This guarantee has been cancelled as a result of the sales of the related business venture (See Note 6).

8.    Long-term Debt

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

        On April 24, 2003, the Company completed an exchange with Adamant of its ownership interest in certain of its business units in Russia for approximately $58.6 million, face value of the Senior Discount Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged (see Note 3, "Discontinued Business Components").

9.    Stockholders' Equity

Preferred Stock

        There are 70.0 million authorized shares of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, of which 4.1 million shares were outstanding as of September 30, 2003 and December 31, 2002.

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending September 30, 2004 will be $18.5 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of September 30, 2003, total dividends in arrears are $41.4 million. Holders of the preferred stock have the right to elect two new directors to the Company's Board of Directors. A holder of the Company's preferred stock has recently inquired about the appointment of preferred stock designees to the Company's Board of Directors and the Company is in the process of responding to that inquiry.

10.    Earnings (Loss) Per Share of Common Stock

        Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the periods ended September 30, 2003 and 2002. For the periods ended September 30, 2003 and 2002, 21.9 million and 23.8 million shares, respectively, attributable to the exercise of outstanding options, warrants and convertible preferred stock were excluded from the calculation of diluted EPS because the effect was antidilutive.

11.    Business Segment Data

        The Company operations provide the following services: (i) fixed telephony; (ii) wireless telephony and (iii) cable television.

        The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss), which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

        The Company's segment information is set forth as of and for the three and nine months ended September 30, 2003, and 2002 in the following tables (in thousands):

Three Months Ended September 30, 2003

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate and Eliminations	Consolidated
Revenues	$18,015	$—	$618	$—	$18,633
Cost of services and operating expenses	6,246	—	8	—	6,254
Selling, general and administrative	3,764	—	380	5,982	10,126
Depreciation and amortization	3,235	—	223	1,706	5,164

Operating income (loss)	$4,770	$—	$7	$(7,688)	$(2,911)

Equity in income (losses) of unconsolidated investees and write-down of investment in unconsolidated investees	$(74)	$3,418	$(309)		$3,035

Three Months Ended September 30, 2002

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate and Eliminations	Consolidated
Revenues	$15,353	$—	$499	$—	$15,852
Cost of services and operating expenses	3,977	—	46	—	4,023
Selling, general and administrative	3,885	—	491	3,487	7,863
Depreciation and amortization	2,923	—	351	2,245	5,519
Asset impairment charges	—	—	3,755	160	3,915

Operating income (loss)	$4,568	$—	$(4,144)	$(5,892)	$(5,468)

Equity in income (losses) of unconsolidated investees and write-down of investment in unconsolidated investees	$(26,163)	$1,757	$(271)		$(24,677)

Nine Months Ended September 30, 2003

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate and Eliminations	Consolidated
Revenues	$51,147	$—	$1,984	$—	$53,131
Cost of services and operating expenses	16,988	—	46	—	17,034
Selling, general and administrative	10,692	—	1,313	23,729	35,734
Depreciation and amortization	9,798	—	454	5,276	15,528

Operating income (loss)	$13,669	$—	$171	$(29,005)	$(15,165)

Equity in income (losses) of unconsolidated investees and write-down of investment in unconsolidated investees	$(389)	$8,651	$592		$8,854

Nine Months Ended September 30, 2002

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate and Eliminations	Consolidated
Revenues	$46,171	$—	$1,685	$—	$47,856
Cost of services and operating expenses	13,031	—	142	—	13,173
Selling, general and administrative	12,649	—	1,345	21,208	35,202
Depreciation and amortization	8,992	—	1,022	6,803	16,817
Asset impairment charges	—	—	3,755	160	3,915

Operating income (loss)	$11,499	$—	$(4,579)	$(28,171)	$(21,251)

Equity in income (losses) of unconsolidated investees and write-down of investment in consolidated investees	$(28,851)	$6,267	$859		$(21,725)

        Information about the Company's consolidated operating subsidiaries by geographic location for the nine months ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002, is as follows (in thousands):

	Revenues		Assets
	2003	2002	2003	2002
Russia	$51,147	$46,171	$102,056	$123,590
Georgia	1,984	1,685	27,171	31,539

	$53,131	$47,856	$129,227	$155,129

        Investments in and advances to business ventures and goodwill include amounts maintained at the corporate headquarters in the United States. Such amounts are relative to the Company's operations in Russia. In addition, the Company has cash and nominal fixed assets at its corporate headquarters in the United States.

12.    Other Consolidated Condensed Financial Statement Information

Accounts Receivable

        The total allowance for doubtful accounts at September 30, 2003 and December 31, 2002 was $2.3 million and $2.0 million, respectively.

Interest Expense

        Interest expense includes accretion of debt discount of $5.3 million for the nine months ended September 30, 2002.

Intangible Assets

        Intangible assets at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	2003			2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Licenses	$33,639	$(26,044)	$7,595	$33,639	$(21,160)	$12,479
Broadcast rights and other intangibles	3,931	(1,677)	2,254	3,188	(1,108)	2,080

	$37,570	$(27,721)	$9,849	$36,827	$(22,268)	$14,559

        Estimated amortization expense for the years ended December 31 is as follows (in thousands):

2004	$6,719
2005	$752
2006	$564
Thereafter	—

Accrued Expenses

        Accrued expenses at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Accrued professional fees	$3,796	$4,852
Self insurance reserves	3,641	4,357
Deferred revenue	3,304	2,690
Accrued pension and personnel costs	3,050	4,402
Accrued taxes	1,371	2,939
Accrued interest	152	5,681
Other accrued expenses	5,079	4,697

	$20,393	$29,618

Other Long-term Liabilities

        Other long-term liabilities at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Pensions	$6,035	$6,485
Deferred revenue	1,438	1,713
Other long-term liabilities	196	594

	$7,669	$8,792

Supplemental Disclosure of Cash Flow Information

        Supplemental disclosure of cash paid for the nine months ended September 30, 2003 and 2002 (in thousands):

	2003	2002
Interest	$19,889	$—

Income taxes	$4,585	$6,411

13.    Commitments

        The Company maintains certain benefit pension plans for former employees of the Company and its subsidiaries (the "Pension Plans"). During 2002, actual asset returns for the Company's plans were adversely affected by continued deterioration in the equity markets. For the year ended December 31, 2002, the asset returns on the Pension Plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected the Company's year-end funded status of these Pension Plans. However, additional contributions, which are expected to be $0.6 million in 2003, will favorably impact the funded status of these Pension Plans. As of December 31, 2002, the projected benefit obligations for these Pension Plans was $21.9 million based on the most recent actuarial analysis. As of September 30, 2003 and December 31, 2002, the assets for these Pension Plans were approximately $13.4 million and $12.7 million, respectively.

14.    Contingencies

Risks Associated with the Company's Investments

        The ability of the Company, its business ventures and its subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Russia and the Republic of Georgia. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

        Recent events in the Republic of Georgia arising from widespread discontent over prior public elections, including the premature resignation of President Eduard Shevardnadze and the recent election of Mikhail Saakashvili, have significantly increased the level of political uncertainty in that country. This condition, which is expected to extend into the foreseeable future, increases the level of economic and legal risks that the Company faces with respect to its operations in Georgia. In addition to those risks previously reported in the Company's Form 10-K/A for the period ending December 31, 2002, present conditions in Georgia significantly increase the possibility of general economic distress, civil unrest, terrorism and a collapse of consumer confidence in Georgia, each of which could have a material adverse effect on the Company's operations in that country.

        The Georgian Tax Inspectorate has recently performed a review of certain interconnect arrangements that Magticom has with other telecommunications businesses within the Republic of

Georgia to determine whether Magticom has complied with Georgian tax regulations. In addition, at the request of the Prosecutor General's Office of the Republic of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia (the "Representatives of the New Georgian Government") has recently begun an additional review of Magticom's interconnect arrangements to determine whether Magticom has complied with Georgian tax regulations. The Prosecutor General has publicly stated that Magticom will not be the only telecommunications business in the Republic of Georgia whose interconnect arrangements will be reviewed for compliance with Georgian tax regulations. It is possible that the Representatives of the New Georgian Government could interpret Georgian tax regulations differently than the previous Georgian government and assess additional taxes (including VAT, revenue based and other taxes), penalties and/or interest charges on Magticom going back to the inception of Magticom. It is also possible that the Representatives of the New Georgian Government could assert that Magticom intentionally violated Georgian tax regulations, in which event, criminal charges could be brought against the senior executives of Magticom.

        On February 20, 2004, Dr. George Jokhtaberidze, co-founder and majority owner of Magticom and son-in-law of former Georgian president Shevardnadze, was detained in the Republic of Georgia without any charges having been filed against him. As reported by various media sources, Dr. Jokhtaberidze is being held in connection with continuing investigation of various tax-related matters.

        The Company is not currently in a position to predict the outcome of the reviews of Magticom's interconnect arrangements, the potential for charges to be brought against Magticom and/or its senior executives and the current actions taken against Dr. George Jokhtaberidze, each as described above, or the extent to which the outcome of any of the foregoing could adversely affect the Company's carrying value of its investment in Magticom, its financial condition, its expected cash flows from Magticom and/or its results of operations, if at all.

Escrowed Severance

        As a condition of the settlement for the disposal of Snapper's assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $1.2 million and $2.3 million as of September 30, 2003 and December 31, 2002, respectively.

Employee Matters

        Under the terms of the key employee retention programs, the Company agreed to pay incremental termination benefits to employees in exchange for their agreement to remain employed through a specified termination date. Generally, the Company paid a portion of the termination benefits upon reaching agreement with the affected employees with the remainder due within 30 days of separation, which is at various dates through May 31, 2004. Following is a summary of the total termination benefits expected to be incurred in the nine months ended September 30, 2003 (in thousands):

	Total expected to be incurred	Amount incurred in nine months ended September 30, 2003	Amount paid in nine months ended September 30, 2003	Accrued at September 30, 2003
Continuing Businesses	$540	$178	$107	$71
Corporate	1,071	965	942	23
Discontinued Components	1,826	1,525	1,037	488

Total	$3,437	$2,668	$2,086	$582

Litigation

        Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. Subsequent to such date, the Company disposed of all assets and most liabilities of Snapper, Inc. However, the Company retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell expired on July 14, 2003. In light of Mr. Campbell's death, his complaint has been amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell's estate has been substituted as the plaintiff in this action. Discovery is ongoing in this case. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations. However, the Company has insurance for any claims in excess of $3.0 million.

        A complaint was filed against the Company in the Court of Chancery of the State of Delaware. In the complaint the Mr. McLaughlin, the plaintiff, is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks proper purpose. The Company is preparing to defend its position in court. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations.

        The Company is involved in other various legal and regulatory proceedings. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings will not have a material effect on the Company's consolidated financial position and results of operations.

Georgian Matters

        The Company has recently received letters from, and corresponded with, two Georgian individuals involved in the initial formation, approximately eight to ten years ago, of certain of the Company's business ventures in the Republic of Georgia. These individuals allege that the Company has not fully complied with its obligations to them under certain contracts. In addition, the individuals have alleged that Company personnel may have violated the Foreign Corrupt Practices Act and possibly engaged in other improper or illegal conduct. However, the individuals have so far refused to specify details of the alleged violations and have provided no evidence in support of the allegations that they have made.

        The Company had entered into contracts with these Georgian individuals. The contract with one of these individuals entitles him to 5% of any dividends the Company receives from Telecom Georgia. The contract with the other individual entitles him, assuming certain conditions were satisfied, to up to a 1% portion of the Company's equity interest in certain of the Company's business ventures in the Republic of Georgia, which the Company currently believes could only include Telecom Georgia, Ayety TV and Paging One (a now defunct paging company).

        The Company believes it has fully performed its obligations to date under the aforementioned contracts and has so informed the individuals. The Company also believes that the fair value of any continuing interest that these individuals may have in the Georgian businesses subject to the contracts is not material. Furthermore, nothing presented in the unsupported allegations of improper or illegal conduct of Company personnel has prompted the Company to amend or alter the report that it made to the United States Justice Department and the Securities and Exchange Commission in the first quarter of 2003 regarding possible violations of foreign and United States laws, including the FCPA. As a matter of prudence and to ensure the claims of these Georgian individuals are properly considered, the Company's Board of Directors has authorized the Company's outside counsel to conduct an independent inquiry into both the Company's obligations under the contracts referred to above and the allegations of possible improper or illegal conduct of Company personnel. The Company is not in a position to predict the outcome of this inquiry. However, due to the relatively low current fair value of the businesses subject to contracts with these Georgian individuals and in view of the unspecific and unsupported nature of the individuals' allegations, the Company believes that the inquiry will not result in any material adverse effect on the Company's business, financial condition or results of operations.

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

        Fees charged by Metromedia Company to the Company under the agreement amounted to $0.1 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively.

16.    Subsequent Events

Relocation of Corporate Headquarters

        As part of its continuing corporate restructuring initiatives, the Company has undertaken to move its corporate headquarters from New York City to Charlotte, North Carolina. Accordingly, on September 8, 2003, the Company entered into a five-year lease agreement for space for the corporate headquarters in Charlotte. A much downsized, accounting and financial reporting work force has been successfully recruited and in October the Charlotte office began operations. The Company closed its New York City office before the end of 2003.

Executive Employment Arrangements

        Mr. Hauf, Mr. Pyle and Mr. Elledge entered into new employment agreements with the Company on October 5, 2003. In addition, the Company entered into an employment agreement with Natasha Alexeeva, the Company's General Counsel on November 3, 2003. The agreement is such that Ms. Alexeeva's employment will terminate effective May 31, 2004. Ms. Alexeeva is entitled to her salary ($190,000 per annum) through the termination date and will be paid six months severance. In addition, Ms. Alexeeva will be entitled to a housing allowance and automobile allowance while in Charlotte, North Carolina, not to exceed $3,500 per month in total. To the extent that such allowances are considered taxable to Ms. Alexeeva, the Company will pay the amount equal to federal, state and local taxes.

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

Change in Par Value

        On November 5, 2003, the shareholders of the Company approved of an amendment to the Company's Amended and Restated Certificate of Incorporation decreasing the par of value of the common stock from $1.00 to $0.01 per share.

Sun TV Transaction

        On October 12, 2003, the Company sold its interest in the Moldovan cable television company Sun TV and Sun Constructie S.R.L., a Moldovan trading company to Lekert Management, LTD, a company organized under the laws of British Virgin Islands for cash consideration of $2.1 million. Lekert Management, Ltd. is an affiliated company with Neocom S.R.L., which owned 35% of Sun TV prior to the transaction. Such transaction resulted in the Company recording a loss on the disposition of $0.4 million. The Company recorded a charge to earnings in the third quarter of 2003 in the amount of $0.4 million to reflect its investment in Sun TV and Sun Constructie at the lower of cost or fair value less cost to sell. Such loss in included in the results of discontinued operations.

        Sun TV's fiscal year 2002 revenues were $2.2 million, with cost of services of $0.3 million and operating expenses of $1.3 million, which included $0.3 million of depreciation and amortization. Sun TV's nine month revenues were $1.6 million, with cost of services of $0.3 million and operating expenses of $1.7 million, which included $0.4 million of depreciation and amortization and a $0.4 million asset impairment charge in 2003. In addition, Sun TV had approximately 53,000 direct wire and wireless subscribers as of September 30, 2003.

Teleplus Transaction

        On November 21, 2003, the Company sold all of its interest in the St. Petersburg, Russia cable television company, Teleplus to a Russian company, "Svyaz-Kapital" and AVT Systems Ltd., a company organized under the laws of Cayman Islands, for cash consideration of $0.9 million. The Company anticipates recognizing a gain of $0.7 million on the disposition, which will be recorded in the three months ended December 31, 2003.

        Teleplus' fiscal year 2002 revenues were $0.4 million, with cost of services of $0.1 million and operating expenses of $0.8 million, which included $0.3 million of depreciation and amortization. Teleplus' nine month revenues were $0.3 million, with cost of services of $0.1 million and operating expenses of $0.6 million, which included $0.3 million of depreciation and amortization in 2003. In addition, Teleplus had approximately 7,000 direct wire line and wireless subscribers as of September 30, 2003.

Preferred Dividend

        During the fourth quarter of 2003, the Company's Board of Directors elected to not declare a dividend on its 7 1/4% cumulative convertible preferred stock for the quarterly dividend period ended on December 15, 2003.

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

Liquidity Issues

        As part of its overall restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. These actions were taken to help alleviate liquidity problems that the Company had faced for an extended period of time. However, the Company has recently entered into new employment agreements with certain of these employees, including the Company's Chief Financial Officer, and has recruited accounting and finance personnel who work in Charlotte, North Carolina at the Company's new corporate headquarters.

        In late third quarter, the Company began the process of relocating its corporate headquarters from New York City to Charlotte, North Carolina and closed its New York City office before the end of 2003. The Company's decision to move its corporate headquarters operation from New York City was principally driven by our commitment to substantially reduce corporate overhead expenditures. Upon completing this move, the Company will benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that upon the completion of the relocation of its corporate headquarters, that the accounting and finance personnel that are currently engaged and the workflow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company has experienced some delays in preparation of financial statements and reports.

        As of September 30, 2003 and January 31, 2004, the Company had $24.1 million and $23.3 million, respectively, of unrestricted cash at its headquarters level. The $24.1 million of cash at September 30, 2003 reflects cash held at headquarters subsequent to the Company's $8.0 million semi-annual interest payment, due on September 30, 2003, on its Senior Discount Notes due 2007.

        In addition, as of September 30, 2003, the Company had $2.5 million of cash at the Company's consolidated business ventures. Furthermore, as of September 30, 2003, the Company's unconsolidated business ventures had $2.3 million of cash.

        The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core operations will be sufficient for the Company to meet its future operating and debt service obligations on a timely basis. If the Company does not realize the cash proceeds it currently anticipates on further sale of its non-core businesses and does not receive the amount of dividends from the core operations that it currently anticipates, the Company does not believe that it will be able to fund its planned operating, investing and financing cash flows through September 30, 2004. Assuming no proceeds from further sale of non-core businesses nor dividends from core operations, the Company projects that its cash flow and existing capital resources will permit it to pay the $8.0 million semi-annual interest payment due on March 30, 2004 on its Senior Discount Notes.

        During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of the Company's 10 1/2% Senior Discount Notes due 2007 with a current outstanding principal balance (fully accreted) of $152.0 million (the "Senior Discount Notes") concerning restructuring of the Senior Discount Notes. To date, no restructuring has been agreed upon and further restructuring discussions with these substantial Senior Discount Note holders have been suspended. Opportunities to restructure the Company's balance sheet, including to refinance the Senior Discount Notes and its preferred stock, which had an aggregate preference claim of $248.4 million as of September 30, 2003, are being pursued, but present Company plans presume the continued service of the Senior Discount Notes debt on current terms and the continued deferral of the payment of preferred stock dividends. The Company cannot provide assurances at this time that capital restructuring effort will be undertaken or, if undertaken, that such effort would produce a material improvement in short-run cash flows or equity valuations.

        The outstanding principal on the Senior Discount Notes becomes due in full on September 30, 2007. Failure on the part of the Company to make any required payment of interest on the Senior Discount Notes would represent a default under the Senior Discount Notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the Senior Discount Notes would become immediately due and payable. If this occurs, the Company would not be able to repay the Senior Discount Notes and would likely not be able to borrow sufficient funds to refinance them.

        The Company has sold several businesses, which have yielded proceeds in excess of carrying values. The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken measures to maximize cash distributions from all of its business ventures. The Company believes these measures will succeed in providing sufficient liquidity to meet cash demands for the coming twelve months and beyond. However, the Company cannot assure that it will be successful in selling any of its non-core businesses or that these sales will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures or subsidiaries.

        If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide any assurance at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders deficit and has suffered recurring net operating cash deficiencies.

        The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending September 30, 2004 will be $18.5 million, including the effects of compounding and assuming there are no payments of the dividends.

        Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has elected not to declare dividend for any quarterly dividend periods ending after June 15, 2001. As of September 30, 2003, total dividends in arrears were $41.4 million. Holders of the preferred stock have the right to elect two new directors to the Company's Board of Directors. A holder of the Company's preferred stock has recently inquired about the appointment of the preferred stock designees to the Company's Board of Directors and the Company is in the process of responding to that inquiry.

Business Venture Support and Corporate Overhead Costs

        In the years ended December 31, 2002 and 2001, the Company expended $31.2 million, and $34.0 million, respectively on support of its subsidiary business ventures and headquarters overheads. The Company provides business development, engineering, marketing and financial reporting services to its operating units through its wholly-owned subsidiary Metromedia International Telecommunications, Inc. (MITI). The principal components of the Company's corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and associated administrative costs (insurance and regulatory compliance costs).

        The Company currently anticipates that its 2003 business venture support and corporate overhead costs will range from approximately $25.0 million to $30.0 million. A substantial portion of these costs were expended in fees for financial and legal advice, cost of severance, and other similar expenditures with respect to the Company's restructuring. As of September 30, 2003, the Company's year-to-date business venture support and corporate overhead costs were $23.7 million. Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit to such reduction without losing ability to provide the appropriate level of management oversight. Management's decision to relocate the corporate headquarters to Charlotte, North Carolina and terminate a number of corporate employees overseeing the core and non-core businesses should continue to assist management in its ability to reduce overhead costs.

Commitments

        The Company maintains certain benefit pension plans for former employees of the Company and its subsidiaries (the "Pension Plans"). During 2002, actual asset returns for the Company's Pension Plans were adversely affected by continued deterioration in the equity markets. For the year ended December 31, 2002, the asset returns on the Pension Plans were negative. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected the Company's year-end funded status of these Pension Plans. However, additional contributions, which are expected to be $0.6 million in 2003, will favorably impact the funded status of these Pension Plans. As of December 31, 2002, the projected benefit obligations for these Pension Plans was $21.9 million based on the most recent actuarial analysis. As of September 30, 2003 and December 31, 2002, the assets for these Pension Plans were approximately $13.4 million and $12.7 million, respectively.

        The Company has entered into credit agreements with its business ventures and subsidiaries to provide up to $39.2 million in funding of which $3.0 million in funding obligations remain at September 30, 2003. The Company's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The reduction in outstanding credit agreements and funding obligations since December 31, 2002 is principally due to the disposition of certain businesses during the nine months ended September 30, 2003. The principal reductions from such dispositions include credit lines of $20.2 million and $12.5 million with Kosmos TV and Baltcom TV, respectively. In addition, Magticom repaid the outstanding balance on its credit line and the credit line totaling $18.9 million was terminated during 2003. Management expects that such funding obligations will continue to decline as a result of planned dispositions of non-core assets.

Discussion of Changes in Financial Position

        As a result of the Company's determination that certain businesses meet the criteria for classification as discontinued components as outlined in SFAS No. 144 as of September 30, 2003 (see Note 3), the Company's consolidated condensed statements of cash flows for the current and previously reported periods reflect the cash flows of such discontinued business components, including any cash received on such disposition, within the "cash provided by (used in) discontinued business components" line item. Accordingly, the previously presented cash flows are no longer reflective of the cash flows from operations of core businesses.

        For example, in the Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission ("SEC"), the Company's consolidated statements of cash flows presented $10.3 million of cash outflows within the "additions to property, plant and equipment" investing activity line item. As $2.9 million of such cash flows were used to acquire property, plant and equipment principally for cable television and radio businesses, which management has determined that such business meet the criteria for classification as discontinued components as outlined in SFAS No. 144, these cash outflows have been restated in accordance with SFAS No. 144. As a result, the accompanying statement of cash flows for the nine months ended September 30, 2002, the $2.9 million of cash outflows were included within the "cash provided by (used in) discontinued components" line item.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Cash Flows from Operating Activities

        Cash used in operating activities for the nine months ended September 30, 2003 was $22.9 million, an increase of $16.5 million from cash used in operating activities from the same period in the prior year. Of the $16.5 million of unfavorable change in cash used in operating activities, the Company results from continuing operations provided an improvement in cash flows of $62.8 million, which was fully offset by a $71.0 million unfavorable change in non-cash items and $8.3 million unfavorable change in cash flows due to changes in operating assets and liabilities.

        Non-cash items decreased by $71.0 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. During the nine months ended September 30, 2003 the Company recognized a gain on the retirement of debt of $24.6 million. The Company also realized a $30.4 million decrease in the equity in income (losses) and write-down of investment in unconsolidated investees principally due to an impairment charge of $25.8 million recorded against the Company's investment in Comstar during the nine months ended September 30, 2002. The remaining components include a decrease in the accretion of debt discount of $5.3 million, a decrease in asset impairment charges of $3.9 million and a decrease in cumulative effect of change in accounting principle of $1.1 million.

        Of the $8.3 million unfavorable change in cash flows due to changes in operating assets and liabilities for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, the Company experienced an unfavorable change in cash flows of $15.8 million attributable to accrued interest payable with the remaining $9.2 million attributable to a favorable change in other operating assets and liabilities. The $15.8 million of unfavorable cash flows associated with accrued interest payable was due to the fact that the Company did not distribute its $11.2 million September 30, 2002 semi-annual interest payment until October 2002 and the Company distributed its September 2003 semi-annual interest payment on September 26, 2003.

Cash Flows from Investing Activities

        Cash provided by investing activities for the nine months ended September 30, 2003 amounted to $15.9 million as compared to $3.1 million for the nine months ended September 30, 2002, a favorable change in cash flows of $12.8 million. The increase in cash provided by investing activities is principally due to $10.0 million of additional cash in flows from business ventures and $4.5 million of incremental proceeds from the sale of businesses for the nine months ended September 30, 2003 as compared to the same period in 2002. The additional proceeds from ventures mainly relate to distributions from Magticom while the sale distributions are due to the dispositions of Baltcom TV for $14.5 million and Tyumenruskom for $1.2 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, proceeds from the dispositions of OMCL/CAT, CIBBV/BELCEL and Alma TV were $0.1 million, $1.7 million and $9.4 million, respectively. The additional proceeds were partially offset by increased incremental spending on property, plant and equipment, primarily at PeterStar for expansion and upgrades to the network infrastructure.

Cash Flows from Financing Activities

        Cash used in financing activities was $8.0 million for the nine months ended September 30, 2003 as compared to $1.8 million for the same period in the prior year, an unfavorable change in cash flows of $6.1 million. The increase in use of cash for financing activities in 2003 was due to a $3.2 million increase in dividends paid to the Company's minority shareholders in PeterStar and Magticom during the respective periods, cash borrowings on a line of credit at one of the Company's subsidiaries of $2.3 million in 2002, as well as a $0.6 million increase in debt payments.

Cash Flows from Discontinued Business Components

        Cash provided by discontinued business components was $15.1 million for the nine months ended September 30, 2003 as compared to a cash use by discontinued business components of $1.7 million for the nine months ended September 30, 2002, a favorable change in cash flows of $16.8 million. The favorable change in cash flows attributable to discontinued business components was due to cash receipts related to the final accounting of the Snapper transaction, cash proceeds from the sale of the Technocom business and sales of certain radio businesses in connection with the Adamant transaction of $6.0 million, $4.5 million and $5.0 million, respectively. These cash flows were partially offset by cash used to fund the operations of the remaining discontinued business components.

Subsequent Cash Flows

        Subsequent to September 30, 2003, in addition to normal operating activities, the Company received a tax refund of $2.1 million and has received $3.0 million for the disposition of Sun TV and Teleplus.

Results of Operations

Overview

        The Company has operations in northwestern Russia and the Republic of Georgia. The Company provides the following services: (i) fixed telephony; (ii) wireless telephony and (iii) cable television.

        The Company is presently in the process of an overall restructuring in which its interests in most cable television, radio and certain telephony businesses will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company at the beginning of 2002. This restructuring focuses on "core" telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company's debt service and overhead requirements. All other "non-core" operations will be sold; with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

Segment Information

        The following tables set forth operating results for the three and nine months ended September 30, 2003 and 2002, for the Company's business segments.

Segment Information
Three months ended September 30, 2003

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$18,015	$—	$618	$—	$18,633
Cost of services and operating expenses	6,246	—	8	—	6,254
Selling, general and administrative	3,764	—	380	5,982	10,126
Depreciation and amortization	3,235	—	223	1,706	5,164

Operating income (loss)	$4,770	$—	$7	$(7,688)	(2,911)

Unconsolidated Business Ventures
Revenues	$4,657	$17,791	$2,931
Costs of services and operating expenses	2,976	2,820	513
Selling, general and administrative	919	2,497	1,604
Depreciation and amortization	516	3,547	516

Operating income	$246	$8,927	$298

Net income	$37	$6,839	$483

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	$(74)	$3,418	$(309)		3,035

Interest expense, net					(4,058)
Gain on retirement of debt					465
Gain on disposition of businesses					12,031
Foreign currency loss					(1)
Other income					61
Income tax expense					(1,766)
Minority interest					(2,036)

Income from continuing operations before discontinued components and the cumulative effect of a change in accounting principle					$4,820

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Three months ended September 30, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$15,353	$—	$499	$—	$15,852
Cost of services and operating expenses	3,977	—	46	—	4,023
Selling, general and administrative	3,885	—	491	3,487	7,863
Depreciation and amortization	2,923	—	351	2,245	5,519
Asset impairment charges	—	—	3,755	160	3,915

Operating income (loss)	$4,568	$—	$(4,144)	$(5,892)	(5,468)

Unconsolidated Business Ventures
Revenues	$22,591	$12,343	$4,257
Costs of services and operating expenses	9,935	1,936	875
Selling, general and administrative	5,861	2,176	2,715
Depreciation and amortization	5,712	3,587	1,266

Operating income (loss)	$1,083	$4,644	$(599)

Net income (loss)	$279	$3,639	$(602)

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	$(26,163)	$1,757	$(271)		(24,677)

Interest expense, net					(5,217)
Gain on disposition of businesses					3,737
Foreign currency loss					(334)
Other income					181
Income tax expense					(1,431)
Minority interest					(1,224)

Loss from continuing operations before discontinued components and the cumulative effect of a change in accounting principle					$(34,433)

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Nine months ended September 30, 2003
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$51,147	$—	$1,984	$—	$53,131
Cost of services and operating expenses	16,988	—	46	—	17,034
Selling, general and administrative	10,692	—	1,313	23,729	35,734
Depreciation and amortization	9,798	—	454	5,276	15,528

Operating income (loss)	$13,669	$—	$171	$(29,005)	(15,165)

Unconsolidated Business Ventures
Revenues	$30,807	$49,341	$12,417
Costs of services and operating expenses	15,584	7,926	2,513
Selling, general and administrative	8,014	5,965	7,184
Depreciation and amortization	5,257	11,177	3,267

Operating income (loss)	$1,952	$24,273	$(547)

Net (loss) income	$(586)	$17,392	$632

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	$(389)	$8,651	$592		8,854

Interest expense, net					(13,754)
Gain on retirement of debt					24,582
Gain on disposition of businesses					12,031
Foreign currency loss					(465)
Other expense					(1)
Income tax expense					(4,642)
Minority interest					(5,931)

Income from continuing operations before discontinued components and the cumulative effect of a change in accounting principle					$5,509

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Nine months ended September 30, 2002
(in thousands)

	Fixed Telephony	Wireless Telephony	Cable Television	Corporate, Other and Eliminations	Consolidated
Consolidated
Revenues	$46,171	$—	$1,685	$—	$47,856
Cost of sales and operating expenses	13,031	—	142	—	13,173
Selling, general and administrative	12,649	—	1,345	21,208	35,202
Depreciation and amortization	8,992	—	1,022	6,803	16,817
Asset impairment charges	—	—	3,755	160	3,915

Operating income (loss)	$11,499	$—	$(4,579)	$(28,171)	(21,251)

Unconsolidated Business Ventures
Revenues	$70,667	$38,742	$17,044
Costs of sales and operating expenses	35,796	6,049	3,517
Selling, general and administrative	16,890	7,104	9,008
Depreciation and amortization	17,108	11,257	5,170
Asset impairment charge	440	—	—

Operating income (loss)	$433	$14,332	$(651)

Net (loss) income	$(3,478)	$10,976	$(1,620)

Equity in income (losses) of and write-down of investment in unconsolidated investees (Note 1)	$(28,851)	$6,267	$859		(21,725)

Interest expense, net					(15,139)
Gain on disposition of businesses					5,447
Foreign currency loss					(137)
Other income					561
Income tax expense					(64)
Minority interest					(3,765)

Loss from continuing operations before discontinued components and the cumulative effects of change in accounting principle					$(56,073)

Note 1: Equity in income (losses) of and write-down of investment in unconsolidated investees reflects elimination of intercompany interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Fixed Telephony

        Consolidated fixed telephony is comprised of PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia and Baltic Communications Ltd. ("BCL"), a local and long distance telephony operator in St. Petersburg, Russia.

        Revenues.    Fixed telephony revenues increased by $2.7 million (18%) to $18.0 million for the three months ended September 30, 2003 as compared to $15.3 million for the three months ended September 30, 2002. This revenue growth is primarily attributable to PeterStar.

        Revenues at PeterStar increased by $2.6 million (18%) to $16.4 million for the three months ended September 30, 2003 as compared to $13.9 million for the three months ended September 30, 2002. This growth in revenues is driven by a $1.2 million growth in carrier revenues, $0.9 million increase in data and internet services and a $0.5 million increase in equipment and other telecom revenues.

        The increase in carrier revenues is partially due to favorable pricing on transit based billings which are not expected to continue on a long-term basis. The increase in data and internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. In addition, management believes that PeterStar has increased its share of the market of internet services. Management expects that it will continue to experience revenue growth for its data and Internet product portfolio, however, the rate of growth may decline due to competitive pressures. The increase in equipment and other revenues is principally due to PeterStar's efforts to market its high speed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers which has resulted in customers purchasing telephony equipment (digital PBX's) directly from PeterStar. These marketing efforts have also resulted in 66% of new connections, as of September 30, 2003, utilizing the PeterStar digital fiber network versus 56% of new connections, as of March 31, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

        Revenues at BCL increased by $0.1 million (10%) to $1.6 million for the three months ended September 30, 2003 as compared to $1.5 million for the three months ended September 30, 2002. This growth is the result of increased revenue from data services.

        Gross margin.    Fixed telephony gross margin increased by $0.4 million (4%) to $11.8 million for the three months ended September 30, 2003 as compared to $11.4 million for the three months ended September 30, 2002. Gross margin as a percentage of revenues was 65% for the three months ended September 30, 2003 as compared to 74% for the three months ended September 30, 2002.

        PeterStar's gross margin increased by $0.4 million (8%) principally due to revenue growth offset by lower margins on long distance traffic. PeterStar's gross margin percentage decreased from 76% in 2002 to 66% in 2003. The decrease in gross margin percentage is primarily due to lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic volume is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar's interconnection costs have also increased since September 2002, which is another factor that has caused PeterStar's gross margin percentage to decline. As discussed previously, PeterStar has had success in marketing the use of its digital fiber network to its customer base, which management expects will slow the erosion of its gross margin as PeterStar should be able to reduce third-party access fees associated with its historical reliance upon leased copper line telephone infrastructure.

        BCL's gross margin was unchanged at $0.9 million for the three months ended September 30, 2003 and 2002.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $0.1 million (6%) to $3.8 million for the three months ended September 30, 2003 as compared to $3.9 million for the three months ended September 30, 2002. This decrease is principally the result of a decrease at PeterStar of $0.4 million (11%) principally due to a $0.3 million decrease in management fees, a $0.1 million decrease in advertising expenses and a $0.1 million decrease in taxes other than income. Such decrease is partially offset by an increase of $0.3 million at BCL, which is principally due to additional bad debts of $0.1 million and other increases.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by $0.3 million to $3.2 million for the three months ended September 30, 2003 as compared to $2.9 million for the three months ended September 30, 2002.

        PeterStar's depreciation and amortization expense increased $0.5 million to $3.2 million for the three months ended September 30, 2003 compared to $2.7 million for the three months ended September 30, 2002. This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to prior year.

        BCL's depreciation and amortization expense decreased $0.2 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This is principally due to the impairment of certain BCL fixed assets as of December 31, 2002, thereby creating a reduction in the fixed asset depreciable base when compared to prior year.

Cable Television

        Consolidated cable television is comprised of Ayety TV, a cable television provider in Tbilisi, Georgia.

        Revenues.    Cable television revenues for the three months ended September 30, 2003 increased by $0.1 million (24%) to $0.6 million for the three months ended September 30, 2003 as compared to $0.5 million for the three months ended September 30, 2002. The growth in revenue is due to an increase in the active subscriber base and a higher average revenue per user at Ayety TV.

        Gross margin.    Cable television gross margin increased by $0.1 million (35%) to $0.6 million for the three months ended September 30, 2003 as compared to $0.5 million for the three months ended September 30, 2002. The increase in revenues contributed to the growth in margins as Ayety TV pays a flat fee for broadcasting Russian TV channels which is the key driver for growth.

        Selling, general and administrative expenses.    Cable television selling, general and administrative expenses decreased by $0.1 million (23%) to $0.4 million for the three months ended September 30, 2003 as compared to $0.5 million for the three months ended September 30, 2002. The decrease is primarily due to reductions in bad debt expense and technical costs.

        Depreciation and amortization.    Cable television depreciation and amortization decreased by $0.1 million to $0.2 million for the three months ended September 30, 2003 as compared to $0.3 million for the three months ended September 30, 2002. The reduction relates to an impairment charge relating to fixed assets at Ayety TV recorded in the third quarter of 2002.

        Asset impairment charge.    During the three months ended September 30, 2002, the Company wrote-down goodwill and intangibles related to Ayety TV totaling $3.8 million to reflect the Company's assessment of the recoverability of long-lived assets at Ayety TV.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level increased from $3.5 million in the three months ended September 30, 2002 to $6.0 million for the three months ended September 30, 2003. The increase in selling, general and administrative expenses on a year-over-year basis is due to the incurrence of additional professional fees attributed principally to the Company's restructuring initiatives and severance related expenses due to the Company's actions to substantially down-size the Company's Corporate headquarters personnel in first quarter 2003. The Company incurred incremental professional and outside consulting fees of $1.7 million on a year over year basis and recognized severance related charges of $0.7 million in the three months ended September 30, 2003.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $2.2 million in the three months ended September 30, 2002 to $1.7million for the three months ended September 30, 2003. This is principally due to impairment changes recorded in 2002 related to the Company's intangibles related to BCL.

        Interest expense, net.    Interest expense decreased by $1.1 million to $4.1 million for the three months ended September 30, 2003 as compared to $5.2 million for the three months ended September 30, 2002. The decrease in interest is principally due to the retirement of $58.6 million of Senior Discount Notes in the second quarter of 2003.

        Equity in income (losses) of and write-down of investment in unconsolidated investees.    Equity in income of unconsolidated investees increased by $27.7 million to an income of $3.0 million for the three months ended September 30, 2003 as compared to a loss of $24.7 million for the three months ended September 30, 2002. The increase is principally the result of $25.8 million charge to earnings in 2002 for the Company's investment in Comstar, during the three months ended September 30, 2002, and also to the favorable year-over-year operating performance of Magticom.

        Gain on disposition of businesses.    On September 24, 2003, the Company sold its interest in Tyumenruskom and recognized a gain of $2.6 million. Additionally, on August 1, 2003, the Company sold its interests in Baltcom TV and recognized a gain of $9.3 million. On July 25, 2002, the Company disposed of its interest in CIBBV/BELCEL and recognized a gain of $1.3 million. On August 27, 2002, the Company disposed of its interest in OMCL/CAT and recognized a gain of $2.4 million on the transaction.

        Income tax expense.    Income tax expense increased by $0.4 million to $1.8 million for the three months ended September 30, 2003 as compared to $1.4 million for the three months ended September 30, 2002. The income tax expense in 2003 and 2002 is principally from foreign taxes on PeterStar's operations.

        Minority interest.    Minority interest represents the allocation of income and losses by majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest increased by $0.8 million to $2.0 million for the three months ended September 30, 2003 as compared to $1.2 million for the three months ended September 30, 2002. The minority interest amount principally relates to PeterStar's and Telcell Wireless's business operations. Telcell Wireless is a 70% owned holding company, which in turn holds a 49% ownership in Magticom.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Fixed Telephony

        Unconsolidated fixed telephony is comprised of the Company's 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the Republic of Georgia. Since the Company's US GAAP investment is $0 and as there is no obligation to fund operations, the Company does not record any share of the losses for Telecom Georgia. Therefore, the Company does not deem Telecom Georgia's current financial performance to be material. During the three months ended September 30, 2002, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

        Revenues.    Fixed telephony revenues decreased by $17.9 million (79%) to $4.7 million for the three months ended September 30, 2003 as compared to $22.6 million for the three months ended September 30, 2002. This decrease is principally attributable to the Company's sale of its business interests in Comstar and MTR Svyaz.

        Comstar and MTR Svyaz contributed revenues of $15.6 million and $0.3 million, respectively, for the three months ended September 30, 2002.

        Gross margin.    Fixed telephony gross margin decreased by $11.0 million (87%) to $1.7 million for the three months ended September 30, 2003 as compared to $12.7 million for the three months ended September 30, 2002. The decrease is primarily attributable to the Company's sale of its business interest in Comstar and MTR Svyaz in the second quarter of 2003.

        Comstar and MTR Svyaz contributed gross margins of $10.5 million and $0.1 million, respectively, for the three months ended September 30, 2002.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $4.9 million (84%) to $0.9 million for the three months ended September 30, 2003 as compared to $5.8 million for the three months ended September 30, 2002. The decrease is primarily attributable to the Company's sale of its business interest in Comstar.

        Comstar incurred selling, general and administrative expenses of $4.7 million for the three months ended September 30, 2002.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $5.2 million to $0.5 million for the three months ended September 30, 2003 as compared to $5.7 million for the three months ended September 30, 2002. The reduction in depreciation and amortization is principally due to a reduction of $4.9 million due to the sale of Comstar in the first quarter of 2003.

Wireless Telephony

        Unconsolidated wireless telephony is comprised of Magticom in Tbilisi, Georgia and Tyumenruskom in Tyumen, Russia. The Company owns effectively 35% of Magticom, which operates and markets mobile voice communications in the Republic of Georgia utilizing a GSM telephony infrastructure. The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interests in Tyumenruskom on September 24, 2003.

        Revenues.    Wireless telephony revenues increased by $5.5 million (44%) to $17.8 million for the three months ended September 30, 2003 as compared to $12.3 million for the three months ended

September 30, 2002. This growth in revenues is primarily attributable to Magticom, offset slightly by a reduction in revenues at Tyumenruskom.

        Revenues at Magticom increased by $5.8 million (53%) to $16.8 million for three months ended September 30, 2003 as compared to $11.0 million for three months ended September 30, 2002. This increase in revenues is due to strong growth in the subscriber base, a rate increase for incoming traffic and an increase in average minutes of use. Total subscribers were 284 thousand at September 30, 2003 compared to 205 thousand at September 30, 2002, an increase of 38%. Management expects future revenue growth to more closely follow subscriber growth.

        Tyumenruskom's revenues decreased by $0.4 million (29%) to $0.9 million for the three months ended September 30, 2003 compared to $1.3 million for the three months ended September 30, 2002. Subscribers were flat at 11 thousand at September 30, 2003 and September 30, 2002. Despite the flat level of subscribers, revenue decreased because of falling rates due to intense pricing competition from GSM companies in the region.

        Gross margin.    Wireless telephony gross margin increased by $4.6 million (44%) to $15.0 million for the three months ended September 30, 2003 as compared to $10.4 million for the three months ended September 30, 2002. This increase was due primarily to the increase in gross margin at Magticom of $4.9 million (52%) to $14.3 million for the three months ended September 30, 2003 as compared to $9.4 million for the three months ended September 30, 2002. Total gross margin dollars increased due to the strong increase in revenue.

        Tyumenruskom's gross margin decreased $0.3 million (31%) to $0.7 million for the three months ended September 30, 2003 as compared to $1.0 million for the three months ended September 30, 2002. This decrease is due to lower revenues because of decreased tariffs from increased GSM competition.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses increased by $0.3 million (15%) to $2.5 million for the three months ended September 30, 2003 as compared to $2.2 million for the three months ended September 30, 2002 mainly due to increased bad debts and taxes other than income incurred at Magticom.

        Tyumenruskom's selling, general and administrative expenses are flat at $0.4 million for the three months ended September 30, 2003 and 2002.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense decreased by $0.1 million to $3.5 million for the three months ended September 30, 2003 as compared to $3.6 million for the three months ended September 30, 2002. This decrease is due to Magticom's depreciation and amortization expense decreasing by $0.1 million to $3.1 million for the three months ended September 30, 2003 as compared to $3.2 million for the three months ended September 30, 2002 due to a decrease in the fixed asset base resulting from a change in functional currency in 2003.

        Tyumenruskom's depreciation and amortization expense is flat at $0.4 million for the three months ended September 30, 2003 and September 30, 2002.

Cable Television

        Unconsolidated cable television is comprised of Cosmos TV, a cable television provider in Minsk, Belarus of which the Company owns 50% and Baltcom TV, a cable television provider in Riga, Latvia. The Company disposed of its interest in Baltcom TV on August 1, 2003.

        Revenues.    Cable television revenues for the three months ended September 30, 2003 decreased by $1.4 million (31%) to $2.9 million as compared to $4.3 million for the three months ended September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in the second quarter of 2003. Kosmos TV contributed $1.7 million during the three months ended September 30, 2002. This decrease is partially offset by increased revenues of $0.2 million each at Baltcom TV and Cosmos Minsk for the comparable periods.

        Cost of services.    Cable television cost of services decreased by $0.4 million (41%) to $0.5 million for the three months ended September 30, 2003 as compared to $0.9 million for the three months ended September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in April 2003. Kosmos TV cost of services during the three months ended September 30, 2002 was $0.3 million.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $1.1 million (41%) to $1.6 million for the three months ended September 30, 2003 as compared to $2.7 million for the three months ending September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in April 2003. Kosmos TV incurred selling, general and administrative expenses of $1.1 million during the three months ended September 30, 2002.

        Depreciation and Amortization.    Cable television depreciation and amortization decreased by $0.8 million to $0.5 million for the three months ended September 30, 2003 as compared to $1.3 million for the three months ended September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in April 2003. Kosmos TV incurred depreciation and amortization expenses of $0.7 million during the three months ended September 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Fixed Telephony

        Consolidated fixed telephony is comprised of PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia and Baltic Communications Ltd. ("BCL"), a local and long distance telephony operator in St. Petersburg, Russia.

        Revenues.    Fixed telephony revenues increased by $4.9 million (11%) to $51.1 million for the nine months ended September 30, 2003 as compared to $46.2 million for the nine months ended September 30, 2002.

        Revenues at PeterStar increased by $5.4 million (13%) to $46.2 million for the nine months ended September 30, 2003 as compared to $40.8 million for the nine months ended September 30, 2002. This growth in revenues was driven by a $2.3 million growth in carrier revenues, a $2.2 million increase in data and Internet services and $0.9 million higher equipment sales and other telecom revenues.

        The increase in carrier revenues is partially due to favorable pricing on transit based billings, which are not expected to continue on a long-term basis. The increase in data and Internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. In addition, management believes that PeterStar has increased its share of the market of Internet services. Management expects that it will continue to experience revenue growth for its data and Internet product portfolio; however, the rate of growth may decline due to competitive pressures. The increase in equipment and other revenues is principally due to PeterStar's efforts to market its high speed digital fiber network, in lieu of the traditional copper telephone infrastructure, to its business customers which has resulted in customers purchasing telephony equipment (digital PBX's) directly from PeteStar. These marketing efforts have also resulted in 66% of new connections, as of September 30, 2003, utilizing the PeterStar digital fiber network versus 56% of new connections, as of March 31, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

        Revenues at BCL decreased by $0.5 million (8%) to $4.9 million for the nine months ended September 30, 2003 as compared to $5.4 million for the nine months ended September 30, 2002. This decrease is principally the result of a $1.0 million drop in call revenue due to the loss of a major customer.

        Gross margin.    Fixed telephony gross margin increased by $1.1 million (3%) to $34.2 million for the nine months ended September 30, 2003 as compared to $33.1 million for the nine months ended September 30, 2002. Fixed telephony gross margin as a percentage of revenues was 62% for the nine months September 30, 2003 as compared to 72% for the nine months ended September 30, 2002

        PeterStar's gross margin increased $0.6 million (2%) to $31.2 million for the nine months ended September 30, 2003 as compared to $30.6 million for the nine months ended September 30, 2002. PeterStar's gross margin percentage decreased from 75% in 2002 to 67% in 2003. The decrease in the gross margin percentage is primarily due to lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic volume is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar's interconnection costs have also increased during the period. As discussed previously, PeterStar has had success in marketing the use of its digital fiber network to its customer base, which management expects will slow the erosion of its gross margin as PeterStar should be able to reduce third-party access fees associated with its historical reliance upon leased copper line telephone infrastructure.

        BCL's gross margin increased $0.5 million (19%) to $3.0 million for the nine months ended September 30, 2003 compared to $2.5 million for the nine months ended September 30, 2002. BCL's gross margin percentage increased from 47% in 2002 to 61% in 2003. This increase in gross margin on both on an absolute dollar basis and on a percentage of sales is the result in a change of product mix as low margin transit traffic was replaced by high margin data revenues.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $1.9 million (15%) to $10.7 million for the nine months ended September 30, 2003 as compared to $12.6 million for the nine months ended September 30, 2002.

        PeterStar's selling, general and administrative expenses decreased $1.4 million (14%) to $8.9 million for the nine months ended September 30, 2003 as compared to $10.3 million for the nine months ended September 30, 2002. Management fee expenses decreased by $0.9 million, advertising expenses decreased by $0.3 million, bad debt decreased by $0.1 million and taxes other than income decreased by $0.2 million. BCL's selling, general and administrative expenses decreased by $0.6 million (32%) to $1.7 million for the nine months ended September 30, 2003 as compared to $2.3 million for the nine months ended September 30, 2002 due to the reduction of bad debt expense.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense increased by $0.8 million to $9.8 million for the nine months ended September 30, 2003 as compared to $9.0 million for the nine months ended September 30, 2002.

        PeterStar's depreciation and amortization increased $1.2 million to $9.6 million for the nine months ended September 30, 2003 compared to $8.4 million for the nine months ended September 30, 2002. This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to prior year.

        BCL's depreciation and amortization decreased $0.4 million to $0.2 million for the nine months ended September 30, 2003 as compared to $0.6 million for the nine months ended September 30, 2002. This was principally due to the impairment of certain BCL fixed assets as of December 31, 2002, thereby creating a reduction in the fixed asset depreciable base when compared to a year-ago.

Cable Television

        Consolidated cable television is comprised of Ayety TV, a cable television provider in Tbilisi, Georgia.

        Revenues.    Cable television revenues increased by $0.3 million (18%) to $2.0 million for the nine months ended September 30, 2003 as compared to $1.7 million for the nine months ended September 30, 2002. The growth in revenue is due to an increase in the active subscriber base and a higher average revenue per user.

        Gross profit.    Cable television gross profit increased by $0.4 million (26%) to $1.9 million for the nine months ended September 30, 2003 as compared to $1.5 million for the nine months ended September 30, 2002. The increase in revenues contributed to the growth in margins as Ayety TV pays a flat fee for broadcasting Russian TV channels which is the key driver for growth at Ayety TV.

        Selling, general and administrative.    Cable television selling, general and administrative expenses were unchanged at $1.3 million for the nine months ended September 30, 2003 and 2002.

        Depreciation and amortization.    Cable television depreciation and amortization decreased by $0.5 million to $0.5 million for the nine months ended September 30, 2003 as compared to $1.0 million for the nine months ended September 30, 2002. The decrease in amortization is principally due to an impairment charge that was recorded in the third quarter of 2002 as well as the fact that Ayety TV's network was built several years ago and as a result, a number of fixed assets have become fully depreciated.

        Asset impairment charge.    During the nine months ended September 30, 2002, Ayety TV wrote-down goodwill and intangibles totaling $3.8 million to reflect the Company's assessment of the recoverability of long-lived assets.

OTHER CONSOLIDATED RESULTS

        Other consolidated results include the activities of the segment headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

        Selling, general and administrative.    Selling, general and administrative expenses at the corporate level increased from $21.2 million in the nine months ended September 30, 2002 to $23.7 million for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses on a year-over-year basis is due to the incurrence of additional professional fees attributed principally to the Company's restructuring initiatives and severance related expenses due to the Company's actions to substantially down-size the Company's Corporate headquarters personnel in first quarter 2003. The Company recognized severance related charges of $3.4 million in the nine months ended September 30, 2003 and incurred incremental professional and outside consulting fees of $2.8 million on a year over year basis. These incremental costs were partially offset by reduced payroll and related benefits as well as overall discretionary spending in the amount of $3.7 million as a result of the Company's downsizing efforts.

        Depreciation and amortization.    Depreciation and amortization at the corporate level decreased from $6.8 million in the nine months ended September 30, 2002 to $5.3 million for the nine months ended September 30, 2003. This is principally related to impairment of certain intangibles in the fourth quarter of 2002, which had been recorded at the corporate level.

        Interest expense, net.    Interest expense decreased by $1.3 million to $13.8 million for the nine months ended September 30, 2003 as compared to $15.1 million for the nine months ended September 30, 2002. The decrease is principally due to the reduction of outstanding Senior Discount Notes.

        Equity in income (losses) of and write-down of investment in unconsolidated investees.    Equity in losses of and write-down of investment in unconsolidated investees increased by $30.6 million to $8.9 million for the nine months ended September 30, 2003 as compared to a loss of $21.7 million for the nine months ended September 30, 2002. The increase is principally the result of $25.8 million charge to earnings in 2002 for the Company's investment in Comstar, during the nine months ended September 30, 2002, and also to the favorable year-over-year operating performance of Magticom.

        Gain on retirement of debt.    On April 24, 2003, the Company completed an exchange with Adamant of certain business ventures for $58.6 million of the Company's Senior Discount Notes. The Company recognized a gain of $24.6 million related to the early extinguishment of the exchanged Senior Discount Notes.

        Gain on disposition of businesses.    On September 24, 2003, the Company sold its interest in Tyumenrusrom and recognized a gain of $2.6 million. Additionally, on August 1, 2003, the Company sold its interests in Baltcom TV and recognized a gain of $9.3 million. On May 24, 2002, the Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on the transaction. On July 25, 2002, the Company disposed of its interest in CIBBV/BELCEL and recognized a gain of $1.3 million on the transaction. On August 27, 2002, the Company disposed of its interest in OMCL/CAT and recognized a gain of $2.4 million on the transaction.

        Income tax expense.    Income tax expense increased by $4.5 million to $4.6 million for the nine months ended September 30, 2003 as compared to $0.1 million for the nine months ended September 30, 2002. The income tax expense in 2003 and 2002 is principally from foreign income taxes on PeterStar's operations. In 2002, the foreign taxes were offset by tax benefits realized related to alternative minimum tax carry backs of $4.2 million.

        Minority interest.    Minority interest represents the allocation of income and losses by the Company's majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest increased by $2.1 million to $5.9 million for the nine months ended September 30, 2003 as compared to $3.8 million for the nine months ended September 30, 2002. The minority interest amount principally relates to PeterStar's and Telcell Wireless's operations. Telcell Wireless is a 70% owned holding company, which in turn holds a 49% investment in Magticom.

        Cumulative effect of a change in accounting principle.    The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" effective January 1, 2002. Accordingly, the Company recorded the cumulative effect of adoption for transitional impairment as a charge to earnings of $1.1 million. There was no such similar charge in the nine months ended September 30, 2003.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Fixed Telephony

        Unconsolidated fixed telephony is comprised of the Company's 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the Republic of Georgia. Since the Company's US GAAP investment is $0 and as there is no obligation to fund operations, the Company does not record any share of the losses for Telecom Georgia. Therefore, the Company does not deem Telecom Georgia's current financial performance to be material. During the nine months ended September 30, 2002, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

        Revenues.    Fixed telephony revenues decreased by $39.9 million (56%) to $30.8 million for the nine months ended September 30, 2003 as compared to $70.7 million for the nine months ended September 30, 2002. This decrease is principally attributable to the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz.

        Comstar, Teleport-TP and MTR Svyaz contributed additional incremental revenues of $30.9 million, $7.2 million and $0.6 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

        Gross margin.    Fixed telephony gross margin decreased by $19.6 million (56%) to $15.2 million for the nine months ended September 30, 2003 as compared to $34.8 million for the nine months ended September 30, 2002. This decrease is principally due the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz contributed additional incremental gross margins of $18.7 million, $1.7 million and $0.5 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

        Selling, general and administrative.    Fixed telephony selling, general and administrative expenses decreased by $8.9 million (53%) to $8.0 million for the nine months ended September 30, 2003 as compared to $16.9 million for the nine months ended September 30, 2002. This decrease is principally attributable to the sales of the Company's interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz incurred additional selling, general and administrative expenses of $8.0 million, $1.0 million and $0.2 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

        Depreciation and amortization.    Fixed telephony depreciation and amortization expense decreased by $11.8 million to $5.3 million for the nine months ended September 30, 2003 as compared to $17.1 million for the nine months ended September 30, 2002. The reduction in depreciation and amortization is principally due to the sales of the Company's interest in Comstar, Teleport-TP and MTR Svyaz in second quarter of 2003.

        Comstar, Teleport-TP and MTR Svyaz incurred incremental depreciation and amortization expense of $10.6 million, $0.2 million and $0.3 million, respectively for the nine months ended September 30, 2002.

        Asset impairment charge.    During the second quarter of 2002, Comstar wrote down certain assets totaling $0.4 million related to one of its locations. No such charge was incurred in 2003.

Wireless Telephony

        Unconsolidated wireless telephony is comprised of Magticom in Tbilisi, Georgia and Tyumenruskom in Tyumen, Russia. The Company owns effectively 35% of Magticom, which operates and markets mobile voice communications in the Republic of Georgia utilizing a GSM telephony infrastructure. The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interests in Tyumenruskom on September 24, 2003.

        Revenues.    Wireless telephony revenues increased by $10.6 million (27%) to $49.3 million for the nine months ended September 30, 2003 as compared to $38.7 million for the nine months ended September 30, 2002. This growth in revenues is primarily attributable to Magticom.

        Revenues at Magticom increased by $14.2 million (44%) to $46.1 million for nine months ended September 30, 2003 as compared to $31.9 million for nine months ended September 30, 2002. This increase in revenues is due to strong growth in the subscriber base, a rate increase for incoming traffic and an increase in average minutes of use. Total subscribers were 284 thousand at September 30, 2003 compared to 205 thousand at September 30, 2002, an increase of 39%.

        Tyumenruskom's revenues decreased by $0.6 million (16%) to $3.2 million for the nine months ended September 30, 2003 compared to $3.8 million for the nine months ended September 30, 2002. Subscribers were flat at 11 thousand at September 30, 2002 and at September 30, 2003. Despite the flat level of subscribers, revenue decreased because of falling rates due to intense pricing competition from GSM companies in the region. The Company disposed of its interest in Tyumenruskom on September 24, 2003.

        BELCEL which was sold in July 2002 included revenues of $3.0 million for the nine months ended 2002.

        Gross margin.    Wireless telephony gross margin increased by $8.7 million (27%) to $41.4 million for the nine months ended September 30, 2003 as compared to $32.7 million for the nine months ended September 30, 2002. This increase is due primarily to the increase in gross margin at Magticom of $11.6 million (42%) to $38.9 million for the nine months ended September 30, 2003 as compared to $27.3 million for the nine months ended September 30, 2002. Total gross margin dollars increased due to the strong increase in revenue.

        Tyumenruskom's gross margin decreased by $0.4 million (13%) to $2.5 million for the nine months ended September 30, 2003 as compared to $2.9 million for the nine months ended September 30, 2002. Lower revenues contributed to the decrease in margins.

        BELCEL which was sold in July 2002 included gross margin of $2.5 million for the nine months ended September 30, 2002.

        Selling, general and administrative.    Wireless telephony selling, general and administrative expenses decreased by $1.1 million (16%) to $6.0 million for the nine months ended September 30, 2003 as compared to $7.1 million for the nine months ended September 30, 2002. This decrease is principally related to BELCEL which was sold in July 2002 and incurred $1.1 million of expenses the nine months ended September 30, 2002.

        Depreciation and amortization.    Wireless telephony depreciation and amortization expense decreased by $0.1 million to $11.2 million for the nine months ended September 30, 2003 as compared to $11.3 million for the nine months ended September 30, 2002.

        Magticom's depreciation and amortization expense increased $0.6 million to $9.9 million for the nine months ended September 30, 2003 as compared to $9.3 million for the nine months ended September 30, 2002 due to depreciation on new capital expenditures supporting geographic network expansion and increasing subscriber capacity at existing cell sites, partially offset by a decrease in the fixed asset base resulting from a change in functional currency in 2003.

        Tyumenruskom's depreciation and amortization expense increased $0.3 million to $1.3 million for the nine months ended September 30, 2003 as compared to $1.0 million for the nine months ended September 30, 2002. The increase relates to a building that was put into service along with expansion of the network.

        Incremental depreciation and amortization at Magticom and Tyumenruskom was partially offset by $0.9 million of depreciation and amortization that was included for BELCEL for the nine months ended September 30, 2002.

Cable Television

        Unconsolidated cable television is comprised of Cosmos TV, a cable television provider in Minsk, Belamus of which the Company owns 50% and Baltcom TV, a cable television provider in Riga, Latvia. The Company disposed of its interest in Baltcom TV on August 1, 2003.

        Revenues.    Cable television revenues decreased by $4.6 million (27%) to $12.4 million for the nine months ended September 30, 2003 as compared to $17.0 million for the nine months ended September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in April 2003 and Alma TV in May 2002.

        Kosmos TV and Alma TV contributed incremental revenue of $1.5 million and $4.0 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

        Baltcom TV and Cosmos Minsk experienced revenue growth of $0.5 million each primarily driven by growth of wired cable subscribers.

        Cost of services.    Cable television cost of services decreased by $1.0 million (29%) to $2.5 million for the nine months ended September 30, 2003 as compared to $3.5 million for the nine months ended September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in April 2003 and Alma TV in May 2002.

        Kosmos TV and Alma TV incurred additional costs of services of $0.3 million and $0.5 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

        Baltcom TV's cost of services decreased $0.3 million to $1.2 million for the nine months ended September 30, 2003 as compared to $1.5 million for the nine months ended September 30, 2002 as a result of renegotiating the rate for a Russian channel.

        Selling, general and administrative.    Cable television selling, general and administrative expenses decreased by $1.8 million (20%) to $7.2 million for the nine months ended September 30, 2003 as compared to $9.0 million for the nine months ending September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in April 2003 and Alma TV in May 2002.

        Kosmos TV and Alma TV incurred additional selling, general and administrative expenses of $0.8 million and $1.6 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

        Baltcom TV's selling, administrative and general expenses increased by $0.5 million to $3.4 million for the nine months ended September 30, 2003 from $2.9 million for the nine months ended September 30, 2002. This increase is primarily related to a general increase in salaries, network expenses, advertising and management fees.

        Depreciation and amortization.    Cable television depreciation and amortization decreased by $1.9 million to $3.3 million for the nine months ended September 30, 2003 as compared to $5.2 million for the nine months ended September 30, 2002. Such decrease is principally due to the disposal of Kosmos TV in the second quarter of 2003 and Alma TV in May 2002.

        Kosmos TV and Alma TV incurred additional depreciation and amortization expenses of $0.6 million and $1.3 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.

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

        In addition, on May 5, 2003 the Company completed the sale of its ownership interests in Radio Georgia. Further, on September 30, 2003, the Board of Directors formally approved management's plan to dispose of the remaining non-core Radio businesses.

        Revenues.    Radio broadcasting revenues decreased by $1.1 million (8%) for the nine months ended September 30, 2003 to $12.5 million as compared to $13.6 million for the nine months ended September 30, 2002. The decrease is principally due to the disposal of the interests in the Russian radio stations and Radio Georgia, partially offset by increased revenue at Country Radio, Radio Juventus and Trio Radio as well as currency appreciation. A total of $1.1 million of the revenue increase was due to local currency appreciation to the U.S. dollar, principally in Hungary, the Czech Republic, Finland and Estonia.

        ZAO SAC, ZAO Radio Katusha and Radio Georgia contributed incremental revenue of $2.4 million, $0.9 million and $0.1 million, respectively, for the nine months ended September 30, 2003.

        Revenues at Country Radio increased by $0.3 million (32%) on a comparable currency basis for the nine months ended September 30, 2003 due to a change of the sales house selling advertising in the station's programming on an exclusive basis to national clients, resulting in improved terms of representation.

        The comparable currency basis increase of $0.4 million (10%) at Juventus includes the effect of increased sales from non-owned network affiliate sales, the additional revenue from Sztar FM, which the company manages under a management agreement and the acquisitions of two stations in Miskolc, a key secondary market after Budapest.

        Trio Group recorded an increase in revenues of $0.2 million (15%) on a comparable currency basis. The increase was primarily due to increases in agency revenue due to the exit of state TV from the advertising market as of August 2002, which resulted in an across-the-board increase in the pricing of advertising in electronic media. In addition, revenues were bolstered by an improvement in Trio's revenue market share, resulting from hiring additional sales force in the third quarter of 2002.

        Operating loss.    Radio broadcasting operating loss increased from $0.2 million in the nine months ended September 30, 2002 to $1.6 million in the nine months ended September 30, 2003. The increase is principally due to the disposal of the interests in the Russian radio stations.

        ZAO SAC and ZAO Radio Katusha contributed incremental operating income of $1.3 million and $0.4 million, respectively, for the nine months ended September 30, 2003.

Cable Businesses

        On September 30, 2003, the Board of Directors formally approved management's plan to dispose the remaining non-core Cable businesses, with the exception of Aytey TV.

        Revenues.    Revenues increased by $0.1 million (1%) to $9.3 million for the nine months ended September 30, 2003 as compared to $9.2 million for the nine months ended September 30, 2002. This increase is principally due to increased subscribers at ATK and Vilsat TV, partially offset by incremental revenue in 2002 from Ala TV which was sold during the first quarter of 2003.

        Operating income (loss).    Operating income decreased from $0.3 million in the nine months ended September 30, 2002 to an operating loss of $0.8 million for the nine months ended September 30, 2003. The decrease is primarily attributable to $1.3 million in impairment charges for Sun TV and ATK recorded in accordance with the provisions of SFAS No. 142 based evaluations of their respective fair values during the current year.

        Cumulative effect of a change in accounting principle.    In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of the Cable businesses and determined there was a transitional impairment charge required and accordingly recorded a $2.0 million charge as of January 1, 2002.

Snapper, Telephony Businesses, Cardlink and Metromedia China Corporation

        During 2002, the company disposed of Snapper and certain telephony ventures, ALTEL and CPY Yellow Pages ("Yellow Pages"). Accordingly, there are no results reported in 2003 for these business operations. In addition, in 2003, the Company disposed of its interests in Technocom. Together these business ventures are collectively referred to as the "Telephony businesses." During 2002 and 2003, the Company disposed of its interests in Cardlink and Metromedia China Corporation ("MCC") and its related operating subsidiaries.

        Revenues.    Revenues for Snapper and the Telephony businesses, including Cardlink and MCC, for the nine months ended September 30, 2002 were $108.6 million and $17.3 million, respectively. The

Telephony businesses (Technocom) had revenues of $0.3 million in the nine months ended September 30, 2003.

        Operating loss.    Snapper operating loss was $6.3 million in the nine months ended September 30, 2002. Telephony business, including Cardlink and MCC, operating loss was $9.6 million for the nine months ended September 30, 2002. Technocom and MCC operating losses were not material for the nine months ended September 30, 2003.

        Cumulative effect of a change in accounting principle.    In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper and determined there was a transitional impairment charge required and accordingly recorded a $13.6 million charge as of January 1, 2002.

Critical Accounting Policies

        The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes, among others. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

        During the year ended December 31, 2002, the FASB issued several new accounting standards including, SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002, the FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". These standards did not have a material impact on the consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition of SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No.123 fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. SFAS No. 148 disclosure provisions are effective for years ending after December 15, 2002. We have adopted the amendments to SFAS No. 123 disclosure provisions required under SFAS No. 148 but we will continue to use the intrinsic value method under APB No. 25 to account for stock-based compensation. As such, the adoption of SFAS No. 148 did not have an impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 defines the concept of "variable interest" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. In October 2003, the FASB delayed the effective date of FIN No. 46 for entities created before February 1, 2003 until it completed debate on an amendment during the fourth quarter. The amendment to FIN No. 46 will be effective in the first quarter of 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet completed its analysis of the effect of adopting the provisions of FIN No. 46. The Company has determined that its investment in Magticom will not be consolidated under this interpretation. The Company holds interest in another telephony venture for which the analysis is not yet complete. See Note 7 for further discussions and summary financial information of the Company's unconsolidated investees.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on the financial position or results of operations.

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

        The Company is exposed to foreign exchange price risk in that a substantial portion of its operations is located outside of the United States. In remeasuring the financial statements stated in the local currency into the functional currency, U.S. dollars, a gain or loss may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a further 10% devaluation of the Russian ruble in the first nine months of 2003, for example, would have resulted in a decrease to the Company's net income of $0.3 million, with all other variables held constant. In addition, certain of the Company's business ventures accounted for under the equity method are exposed to foreign exchange price risk. The Company's exposure to these risks is limited by its less significant ownership interest.

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

        Due to liquidity pressures, management and the Board of Directors determined that it was most appropriate to terminate the employment of a significant number of personnel that oversaw or provided supporting services to the Company's various European business ventures. Such terminations had effective dates that were staggered in relation to expected disposal dates of various ventures and businesses. There is no guarantee that the Company will be able to dispose of these various ventures and businesses during the employment periods of the affected individuals. However, the Company believes that relations with these individuals are generally good and that should the disposals not occur within the time frame estimated by management, that the individuals would likely extend their employment to the dates of disposal. Should the disposals not occur within management's estimated time frame, there can be no guarantees that the affected individuals would agree to similar terms for an extended period. Under such circumstances, the Company could be significantly hindered in production of books and records within a timely fashion to remain compliant with its financial reporting obligations.

        As part of its restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. However, the Company has entered into new employment agreements with certain individuals, including the Company's Chief Financial Officer, Chief Accounting Officer and General Counsel, and has recruited accounting and finance personnel who work in Charlotte, North Carolina. Furthermore, during the third quarter of 2003, the Company began the process of relocating its corporate headquarters from New York City to Charlotte and closed its New York City office before the end of 2003. The Company's decision to move its corporate headquarters operation from New York City was principally driven by the Company's commitment to substantially reduce corporate overhead expenditures. Upon completing this move, the Company will benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that upon the completion of the relocation of its corporate headquarters, that the accounting and finance personnel that are currently engaged and the workflow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company has experienced some delays in preparation of financial statements and reports.

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

Most of these refunds were received because the Company became eligible to carry back certain losses and recover taxes previously paid to various taxing authorities five or more years ago. One of these refunds resulted from a change in tax laws. The Company has determined that not having full-time in-house tax personnel resulted in this error not being detected on a more timely basis. In an effort to prevent these errors from occurring again, the Company recently hired a tax director to oversee the preparation of tax filings and deferred tax computations. In addition, the Company intends to implement a more stringent review process over the filing of tax returns and preparation of its deferred tax computations on a prospective basis.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Georgian Matters

        The Company has recently received letters from, and corresponded with, two Georgian individuals involved in the initial formation, approximately eight to ten years ago, of certain of the Company's business ventures in the Republic of Georgia. These individuals allege that the Company has not fully complied with its obligations to them under certain contracts. In addition, the individuals have alleged that Company personnel may have violated the Foreign Corrupt Practices Act and possibly engaged in other improper or illegal conduct. However, the individuals have so far refused to specify details of the alleged violations and have provided no evidence in support of the allegations that they have made.

        The Company had entered into contracts with these Georgian individuals. The contract with one of these individuals entitles him to 5% of any dividends the Company receives from Telecom Georgia. The contract with the other individual entitles him, assuming certain conditions were satisfied, to up to a 1% portion of the Company's equity interest in certain of the Company's business ventures in the Republic of Georgia, which the Company currently believes could only include Telecom Georgia, Ayety TV and Paging One (a now defunct paging company).

        The Company believes it has fully performed its obligations to date under the aforementioned contracts and has so informed the individuals. The Company also believes that the fair value of any continuing interest that these individuals may have in the Georgian businesses subject to the contracts is not material. Furthermore, nothing presented in the unsupported allegations of improper or illegal conduct of Company personnel has prompted the Company to amend or alter the report that it made to the United States Justice Department and the Securities and Exchange Commission in the first quarter of 2003 regarding possible violations of foreign and United States laws, including the FCPA. As a matter of prudence and to ensure the claims of these Georgian individuals are properly considered, the Company's Board of Directors has authorized the Company's outside counsel to conduct an independent inquiry into both the Company's obligations under the contracts referred to above and the allegations of possible improper or illegal conduct of Company personnel. The Company is not in a position to predict the outcome of this inquiry. However, due to the relatively low current fair value of the businesses subject to contracts with these Georgian individuals and in view of the unspecific and unsupported nature of the individuals' allegations, the Company believes that the inquiry will not result in any material adverse effect on the Company's business, financial condition or results of operations.

James S. Campbell v. Snapper, et al.

        Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. Subsequent to such date, the Company disposed of all assets and most liabilities of Snapper, Inc. However, the Company retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell expired on July 14, 2003. In light of Mr. Campbell's death, his complaint has been amended to include a wrongful death claim and a claim of compensatory damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell's estate has been substituted as the plaintiff in this action. Discovery is ongoing in this case. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations. However, the Company has insurance for any claims in excess of $3.0 million.

Matthew McLaughlin v. Metromedia

        The plaintiff in this case, Matthew McLaughlin, filed a complaint against the Company in the Court of Chancery of the State of Delaware. In his complaint the plaintiff is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks a proper purpose. The Company is preparing to defend its position in court. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company's financial condition and results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

        On November 5, 2003, the shareholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation decreasing the par of value of the common stock from $1.00 to $0.01 per share.

Item 3. Defaults Upon Senior Securities

Preferred Stock

        The Company has authorized 70.0 million shares of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share of which 4.1 million shares were outstanding as of September 30, 2003 and December 31, 2002.

        Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending September 30, 2004 will be $18.5 million, including the effects of compounding and assuming there are no payments of the dividends.

        The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of September 30, 2003, total dividends in arrears are $41.4 million. As the Company has not paid the dividend on the preferred stock for at least six consecutive quarters as required, holders of the preferred stock have the right to elect two new directors to the Company's Board of Directors. A holder of the Company's preferred stock has recently inquired about the appointment of the preferred stock designees to the Company's Board of Directors and the Company is in the process of responding to the inquiry.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's 2003 Annual Meeting of Stockholders held on November 5, 2003, the stockholders of the Company were asked to consider and vote on the following matters: (i) the election of two members to the Company's Board of Directors to serve as Class II Directors for three year terms ending in the year 2006; (ii) the Proposed Amendment to the Amended and Restated Certificate of Incorporation to decrease the par value of the common stock from $1.00 to $0.01 per share; and (iii) the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2003.

        At such meeting, a majority of the Company's stockholders voted to approve the election of I. Martin Pompadur and Leonard White as Class II Directors for three year terms ending in the year 2006; the Amendment to the Amended and Restated Certificate of Incorporation to decrease the par value of the common stock from $1.00 to $0.01 per share and the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2003.

        The following is a summary of the voting results with respect to each of the proposals:

Proposal		Votes For	Votes Against	Withheld	Abstention & Broker Non-Votes
1.	The Election of Class II Directors
Name
	I. Martin Pompadur	69,168,376	—	3,351,258	—
	Leonard White	67,881,840	—	4,637,794	—
2.	Amendment to the Amended and Restated Certificate of Incorporation to decrease the par value of the common stock from $1.00 to $0.01 per share	69,995,665	2,319,797	204,172	2,319,797
3.	Ratification of the Appointment of Independent Accountants	70,859,565	1,548,717	111,352	1,548,717

        No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
(a) Exhibits
3.7*	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.
10.56*	Employment Agreement by and between Metromedia International Telecommunications, Inc. and Natasha Alexeeva dated January 1, 2003
10.57*	Retention Agreement, dated as of November 3, 2003, between Metromedia International Group, Inc. and Natasha Alexeeva
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  On August 6, 2003, the Company filed a current report on Form 8-K (Items 5 and 7), on August 19, 2003 the Company filed a current report on Form 8-K (Items 5 and 7), on September 26, 2003 the Company filed a current report on Form 8-K (Items 5 and 7 and on January 13, 2004, the Company filed a current report on Form 8-K (Item 5).).

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ HAROLD F. PYLE, III Harold F. Pyle, III Executive Vice President Chief Financial Officer and Treasurer
By:	/s/ B. DEAN ELLEDGE B. Dean Elledge Vice President and Chief Accounting Officer

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
Three Months Ended September 30, 2003
Three Months Ended September 30, 2002
Nine Months Ended September 30, 2003
Nine Months Ended September 30, 2002
Segment Information Three months ended September 30, 2003
Segment Information Three months ended September 30, 2002 (in thousands)
Segment Information Nine months ended September 30, 2003 (in thousands)
Segment Information Nine months ended September 30, 2002 (in thousands)
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES