Form 10-K
period 2003-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-05-26
CIK 39547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2003

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

(704) 321-7380

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value
7 1/4% Cumulative Convertible Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐

      Indicate by check mark if disclosure whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934     Yes ☐          No ☑

      The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant at April 30, 2004 based on the average bid and ask prices of its Common Stock on the over-the-counter market on such date of $0.29 per share was approximately $21,848,512.

      The number of shares of Common Stock outstanding as of April 30, 2004 was 94,034,947.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

      Certain statements set forth below in this Form 10-K constitute “Forward-looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” on page 32.

PART I

Item 1.	Business

      Metromedia International Group, Inc. (“MIG” or the “Company”) is a holding company owning interests in business ventures, through its wholly owned subsidiary Metromedia International Telecommunications, Inc. (“MITI”), that principally provide telecommunication services to customers in Northwestern Russia and the Republic of Georgia. The Company’s interests in the business ventures are managed and operated in the following three business segments: fixed telephony, wireless telephony and cable television. In addition, the Company is currently in the process of disposing of certain non-core media businesses that consist of eighteen radio businesses operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania.

      The Company’s principal executive offices are located at 8000 Tower Point Drive, Charlotte, North Carolina, 28227, telephone: (704) 321-7380, fax: (704) 845-1835.

Recent Developments

Restructuring Strategy

      In the first quarter of 2003, the Company embarked on an overall restructuring of its business (the “Restructuring”). The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. In this Restructuring, the Company undertook to sell its non-core businesses, which at the beginning of the Restructuring included nine cable television networks, twenty radio broadcasting stations and various non-core telephony businesses located in Western, Central and Eastern Europe. Proceeds of these sales mitigated short-term liquidity concerns and provided capital for further core business development. Upon the completion of all planned sales, the Company will emerge as a business with its principal attention focused on the continued development of its core telephony businesses in Northwest Russia and the Republic of Georgia. In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate.

      The Restructuring of business interests and corporate operations has progressed substantially and will soon be fully completed. The Company’s remaining non-core media businesses held for sale consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania. Sale of these remaining non-core businesses is expected within the first half of 2004. The Company has relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a significant reduction in its corporate personnel and office related expenditures. Further reductions in corporate overhead expenditures will follow the final disposition of all non-core operations. The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

Both of these business ventures are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also intends to retain its ownership in Ayety TV, a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest. The Company expects that these businesses can be further developed to strengthen the market position of

Magticom. The Company intends to use its corporate cash reserves to provide for the development of these core businesses, with the expectation that their future dividend distributions will be sufficient to meet, on a timely basis, the Company’s corporate overhead requirements and interest payment obligations, including those associated with its $152.0 million aggregate principal (fully accreted) 10 1/2% Senior Notes, due 2007 (the “Senior Notes”).

Liquidity Concerns

      The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2003 and April 30, 2004, the Company had approximately $25.6 million and $30.0 million, respectively, of unrestricted cash on hand that can be used to meet corporate liquidity requirements. In addition, as of December 31, 2003, the Company had approximately $1.4 million of cash at the Company’s consolidated business ventures. Furthermore, as of December 31, 2003, the Company’s unconsolidated business ventures had approximately $18.0 million of cash, $17.6 million of which is held in banks in the Republic of Georgia.

      Due to legal and contractual restrictions, cash balances at the Company’s business ventures cannot be readily accessed without distribution of dividends, which require formal declarations to effect transfers to the Company to meet the Company’s corporate liquidity requirements. Furthermore, the dividend policy of Magticom must be approved by the Company’s partners and thus, is not under the Company’s exclusive control. See “— Risks Associated with the Company — The Company is materially dependent on future distributions from PeterStar and Magticom” and See “— Risks Associated with the Company — The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results from Operations — Liquidity and Capital Resources.”

      The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet, on a timely basis, its future corporate overhead requirements and interest payment obligations, associated with its Senior Notes. However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in selling any additional non-core businesses or that these sales, if they occur, will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

      Separately, the Company projects that it has sufficient corporate cash on hand today to support the Company’s planned operating, investing and financing cash flows through the end of 2004, including the Company’s $8.0 million semi-annual interest payment due on September 30, 2004 on its Senior Notes. This projection does not include cash inflows that might reasonably arise from operating business venture dividend distributions or cash proceeds from the sale of the remaining non-core media businesses; either of which would further strengthen our current liquidity position.

      However, the Company does not believe that it has sufficient corporate cash on hand today to support the Company’s planned operating, investing and financing cash flows through March 31, 2005, including the Company’s $8.0 million semi-annual interest payment that is due on March 31, 2005 associated with its Senior Notes.

      The outstanding principal on the Senior Notes becomes due in full on September 30, 2007. Failure on the part of the Company to make any required payment of interest or principal on the Senior Notes would represent a default under the Senior Notes. A default, if not waived, could result in acceleration of the Company’s indebtedness, in which case the full amount of the Senior Notes would become immediately due and payable. If this occurs, the Company would not be able to repay the Senior Notes and would likely not be able to borrow sufficient funds to refinance them.

      If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot assure at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders deficit and has suffered recurring operating losses and net operating cash deficiencies.

      The factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sale of Businesses

      In early 2002, the Company began assessing the marketability of its business ventures, which at that time consisted of fixed-line and wireless telephony businesses, cable television businesses, radio broadcast businesses, China software development businesses and the Company’s US-based lawn and garden equipment manufacturer (“Snapper”). This assessment anticipated the Company undertaking sales transactions that could yield sufficient cash to meet the Company’s mounting corporate obligations.

      In June 2002, the Company engaged United Financial Group (“UFG”) in an advisory capacity to assist the Company in evaluating certain unsolicited offers that it had received for its Russian and Georgian telephony businesses, including its PeterStar and Magticom business ventures. This engagement eventually led to UFG formally undertaking to market the Company’s Telephony businesses. This marketing process actively proceeded into early 2003 and included solicitation of formal bids. Based somewhat on the disappointing results of this marketing effort and on current management’s view of the development potential presented by PeterStar and Magticom, the Company terminated the UFG marketing process associated with its PeterStar, BCL and Magticom business ventures in April 2003. This action was connected with initiation of the Company’s aforementioned Restructuring strategy in early 2003. Marketing of other telephony interests continued, eventually resulting in sale of these interests later in 2003 as described in detail elsewhere herein.

      In February 2003, and also connected with initiation of the Restructuring Strategy, the Company engaged Communications Equity Associates (“CEA”) in an advisory capacity to assist the Company in marketing its the “non-core” cable television and radio broadcast and businesses, which included at that time, nine cable television networks and twenty radio broadcast stations located in Western, Central and Eastern Europe. As of today, the Company’s remaining non-core media businesses consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania. The Company currently anticipates that these remaining businesses will be disposed by June 30, 2004

      In 2002, the Company held various interests in China which it also considered to be “non-core.” In July 2002, the Company commenced a rights offering to the existing minority shareholders of Metromedia China Corporation (“MCC”), a majority owned subsidiary. The rights offering expired on August 22, 2002. Management determined prior to commencing the rights offering that it could not continue to fund MCC’s operations or meet the minimum capital contributions required under the existing charter documents for MCC’s operating subsidiaries. Management further recognized that if the rights offering were successful in raising the minimal funding required to sustain the operations, the Company would be substantially diluted in its ownership rights in MCC.

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

      On November 27, 2002, the Company completed the sale of substantially all of the assets and certain liabilities of Snapper, Inc. (“Snapper”) to Simplicity Manufacturing, Inc. (“Simplicity”) for an ultimate sale price of $60.0 million. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

      The Company recorded an estimated loss on disposal of $10.1 million during the year ended December 31, 2002. Such loss was based on the minimum amount of cash expected once the final terms of the settlement with the buyer were agreed. The $10.1 million estimated loss was comprised of a write down of assets and estimated severance and disposal costs.

      In the six months ended June 30, 2003, a final accounting for this transaction was made, and the Company adjusted a receivable that was due from Simplicity to $6.0 million to include additional net proceeds due to the Company of $0.7 million. The additional net proceeds were recorded as an adjustment to the loss on sale in income from discontinued components in the six months ended June 30, 2003 and resulted in an adjusted net loss on disposal of $9.4 million. Simplicity paid the $6.0 million to the Company in the quarter ended September 30, 2003.

      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. Management anticipates that the remaining non-core media businesses will be disposed by June 30, 2004.

      Non-core businesses to be disposed include:

•	all remaining radio businesses; and

•	all remaining cable television businesses with the exception of Ayety TV.

      In light of these events, the Company has concluded that certain businesses ventures meet the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these entities have been presented as such within the consolidated financial statements.

      Accordingly, as of December 31, 2003, the statement of operations of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income (loss) from discontinued components and the balance sheet presents the assets and liabilities of such operations as assets and liabilities of discontinued components.

      A summary of business venture dispositions from January 1, 2002 to December 31, 2003 are summarized below:

				Proceeds
Business Unit	Location	Nature of Business	Date of Sale	($ millions)

Snapper	USA	Lawn Care Products	November 27, 2002	21.6
Baltcom TV	Latvia	Cable TV	August 1, 2003	14.5
Alma TV	Kazakhstan	Cable TV	May 24, 2002	8.5
ALTEL	Kazakhstan	Mobile Telephony	October 2, 2002	4.8
Technocom/ Teleport-TP	Russia	Fixed Telephony	June 25, 2003	4.5
CYP Yellow Pages	Russia	Directory Services	October 18, 2002	2.4
Sun TV	Moldova	Cable TV	November 12, 2003	2.1
BELCEL	Belarus	Mobile Telephony	July 25, 2002	1.6
Tyumenruskom	Russia	Mobile Telephony	September 24, 2003	1.2
Teleplus	Russia	Cable TV	November 21, 2003	0.9
Caspian American Telecommunications	Azerbaijan	Wireless Local Loop	August 27, 2002	0.1
Comstar	Russia	Fixed Telephony	April 24, 2003	(1)
Kosmos TV	Russia	Cable TV	April 24, 2003	(1)
SAC/ Radio 7	Russia	Radio Broadcasting	April 24, 2003	(1)
Radio Katusha	Russia	Radio Broadcasting	April 24, 2003	(1)

(1)	The Company exchanged these businesses for $58.6 million face value Senior Notes, $3.5 million accrued interest and $5.0 million cash.

      In addition to the business venture dispositions noted above, the Company has disposed of certain business ventures subsequent to December 31, 2003, which include the following:

				Proceeds
Business Unit	Location	Nature of Business	Date of Sale	($ millions)

FX Communications/ FX Internet	Romania	Cable TV	March 4, 2004	16.0
Arkhangelsk Television Company	Russia	Cable TV	March 26, 2004	1.5
Cosmos TV	Belarus	Cable TV	March 26, 2004	0.7
Radio Skonto	Latvia	Radio Broadcasting	April 28, 2004	0.5

Impairment Charges

      The Company recognized non-cash charges of $1.5 million, $34.1 million and $36.8 million in its 2003, 2002 and 2001 consolidated financial statements, respectively. These charges result from the Company’s analysis of the recoverability of long-lived assets and investments in certain of its continuing and equity business ventures. In addition, the Company recognized charges of $1.3 million, $3.9 million and $113.0 million on its discontinued components in 2003, 2002 and 2001, respectively. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge of $16.8 million as of January 1, 2002 of which $15.7 million is included in discontinued components. See “Item 8: Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements — Note 1 Basis of Presentation, Going Concern and Recent Developments”.

Restructure of Balance Sheet

      During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of the Company’s Senior Notes concerning a restructuring of the Senior Notes. To date, no restructuring has been agreed upon and further restructuring discussions with these substantial Senior Note holders were suspended.

      Beginning in late 2003 and continuing into 2004, the Company has had and continues to have discussions with several holders of the Company’s 7 1/4% cumulative convertible preferred stock (the “Preferred Stock”) regarding the preferred stockholders’ right to elect two new directors to the Company’s Board of Directors.

      Opportunities to restructure the Company’s balance sheet, including to refinance the Senior Notes and Preferred Stock, which had an aggregate preference claim of $252.9 million and $257.4 million as of December 31, 2003 and March 31, 2004, respectively, are being pursued, but present Company plans presume the continued service of the Senior Notes on current terms and the continued deferral of the payment of dividends on the Preferred Stock. The Company cannot provide assurances at this time that a capital restructuring effort will be undertaken or, if undertaken, that such effort would produce a material improvement in short-run cash flows or equity valuations.

Delisting

      On February 25, 2003, the Company received notice from the staff of the American Stock Exchange (the “Exchange” or “AMEX”) indicating that the Exchange filed an application with the United States Securities and Exchange Commission on February 20, 2003, to strike the Company’s Common Stock and 7 1/4% Cumulative Convertible Preferred Stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003.

      From March 3, 2003 through September 23, 2003, the Company’s equity securities were quoted on the OTC Bulletin Board trading system (“OTCBB”); however, on September 24, 2003, the Company’s equity securities were removed from quotation on the OTCBB because the Company was not then in compliance with the NASD Rule 6530. The Company was required to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 with the SEC by September 23, 2003 to remain in compliance with Rule 6530. As a result, the Company’s Common Stock (OTCPK: MTRM) and 7 1/4% Cumulative Convertible Preferred Stock (OTCPK: MTRMP) is traded only by means of the “Pink Sheets.”

Available Information

      The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      The Company maintains an Internet website at: www.metromedia-group.com that investors and interested parties can access, free-of-charge, to obtain copies of all reports, proxy and information statements and other information that the Company submits to the SEC. This information includes copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

      Investors and interested parties can also submit electronic requests for information directly to the Company at the following e-mail address: investorrelations@mmgroup.com. However, please be aware that the Company may not respond immediately, since the Company does not employ an individual whose sole responsibility is investor relations, the Company’s investor relations function is currently managed by the Company’s Chief Financial Officer. Furthermore, with the exception of the Company’s annual communication with its shareholders, the Company’s current investor relations policy is to only provide information in an electronic format, in lieu of paper format, to keep the costs of managing investor relations to a minimum.

      Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Corporate History

      The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. Prior to 1995, the Company operated under the names of “The Actava Group Inc.” and “Fuqua Industries, Inc.”, and during that time period, the Company owned, operated and sold dozens of companies in diverse industries, including photofinishing, lawn and garden equipment and sporting goods. On November 1, 1995, as a result of the merger of Orion Pictures Corporation (“Orion”) and Metromedia International Telecommunications, Inc. (“MITI”) with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated (“MCEG”) with and into the Company, the Company changed its name from “The Actava Group Inc.” to “Metromedia International Group, Inc.” MITI held interests in communications and media ventures operating principally in countries that were formerly part of the Soviet Union. Orion was a motion picture production and distribution company. MCEG was an independent film production and distribution company. With the November 1995 mergers, the Company adopted a strategy of development of media, communications and entertainment holdings, with emphasis on developments in the emerging markets of the former Soviet Union countries. On February 28, 1997, as a result of the merger of Asian American Telecommunications into a wholly owned subsidiary of the Company, the scope of communications business development was extended to include the People’s Republic of China.

      On July 10, 1997, the Company consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel Goldwyn Company and Motion Picture Corporation of America (and each of their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for a gross consideration of $573.0 million. Thereafter, on April 16, 1998, the Company sold to Silver Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark Theatre Group (“Landmark”), except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain

Landmark liabilities. These transactions provided significant funds for the Company’s expansion of its emerging market communications and media businesses.

      On September 30, 1999, the Company consummated the acquisition of PLD Telekom, holder of interests in several communications businesses providing high quality long distance and international telecommunications services in the Commonwealth of Independent States (“CIS”). In December 1999, the Company was forced to liquidate its interests in the telecommunications business ventures in China by order of the Chinese government, and the Company’s subsequent interests in China were limited to several start-up E-commerce business ventures.

      By 2002, the Company operated as a holding company for telephony, radio and cable TV business operations located essentially in Eastern Europe, Russia and Central Asia. Remaining operations in China were in early development. The Company also owned the non-strategic business Snapper Inc., a lawn and garden equipment manufacturer. Cash proceeds of prior year operations and sale of business holdings had been invested in acquisition or development of the Company’s primary communications and media businesses in Europe, Russia and Central Asia. Cash reserves had been substantially depleted by these investments, coupled with a historically high level of overhead spending. The Company faced a serious liquidity situation, compounded by the onset of semi-annual interest payment obligations for the Senior Notes commencing in September 2002.

      During 2002, and in response to growing liquidity pressures, the Company implemented measures to monetize its interest in several non-core businesses. Sufficient cash was generated from these sales and from dividends received from remaining business operations to meet 2002 requirements, including payment in October 2002 of $11.2 million of interest then due on the Senior Notes. The Company, however, continued to face serious liquidity pressures on entering 2003. At this time, the Company adopted the aforementioned Restructuring strategy. Additional cash reserves were developed from business sales undertaken in 2003, and the Company eliminated nearly one-third of the outstanding principal on its Senior Notes. In consequence, the Company was able to meet its historical and ordinary course business obligations and pay the semi-annual $8.0 million interest due on its Senior Notes. The Company believes that its strategy of monetizing interest in non-core media businesses, reduction of operating overheads and focused attention on further development of PeterStar and Magticom, its core telephony business ventures, will yield sufficient cash from sale proceeds and dividend distributions to meet current overhead requirements and interest payment obligations. This strategy aims to yield a stable, ongoing business focused, initially at least, on telecommunications services in Northwestern Russia and the Republic of Georgia. However, no assurances can be made that the Company’s present strategy will be successful.

Description of Business — Fixed Telephony

Overview

      The Company owns interest in PeterStar, a fixed telephony business with operations centered in St. Petersburg and the Northwest Region of Russia. PeterStar provides local telephony services, transit services for other telecommunications operators, and data communications services for businesses and individual customers. These services are delivered to stationary locations via copper, fiber optic or wireless loop connections. PeterStar operates as a “Competitive Local Exchange Carriers” or CLEC, providing telephony services in a market also served by an incumbent monopoly carrier. A CLEC obtains telephone numbers and access to national or international telephone networks via interconnection with the incumbent monopoly operator.

      The Company also owns interest in Telecom Georgia, a long distance access and transit business centered in Tbilisi, Georgia. Telecom Georgia provides domestic and international long distance access to telephone subscribers within Georgia. Customers of mobile and fixed line operators in Georgia can access Telecom Georgia’s domestic and international calling gateway by dialing code 810, the most common dialing prefix for long distance calls in former Soviet Union countries. Telecom Georgia also provides terminating access to Georgian fixed and mobile subscribers for international callers from outside Georgia. These call terminations are arranged through Telecom Georgia’s interconnections to most of Georgia’s other telecommunications service providers. Telecom Georgia acts as a “Transit Operator”, arranging through its own switches calls among customers of other domestic and international operators.

      The following table summarizes the Company’s interests in PeterStar and Telecom Georgia at December 31, 2003 and the Company’s voting interest percentage in each company at that date:

Business Venture(1)	Company Voting %

PeterStar (St. Petersburg, Russia)	71%
Telecom Georgia (Tbilisi, Georgia)(2)(3)	30%

(1)	Each parenthetical notes the area of operations for each operational business venture.

(2)	The Company follows the equity method of accounting for this business operation within the Company’s 2003 consolidated financial statements.

(3)	Since the Company’s investment in Telecom Georgia, as pursuant to United States generally accepted accounting principles, is zero and that there is no obligation for the Company to fund its operations, the Company has ceased to record its share of the operational losses of Telecom Georgia. Further, the operating performance of Telecom Georgia will not be reported within the Company’s public disclosures, until such time that circumstances surrounding the Company’s investment interest has substantially changed, which could include the Company deciding to make further investments and or loans to the business venture.

      To remain competitive, the Company may need to make further investment in these business ventures to fund capital spending for construction, development and maintenance of their network infrastructure and operational systems. The planned capital expenditures program for PeterStar, for the twelve months ended December 31, 2004, is approximately $11.6 million. The Company anticipates that this capital expenditure program will be self-funded from PeterStar’s current cash reserves and its anticipated 2004 operating cash flows and will, thus, not require additional Company investment. Telecom Georgia’s capital improvements program for the current year has not yet been finalized, but current plans do not indicate the need for any additional funding from Telecom Georgia’s shareholders.

PeterStar (St. Petersburg, Russia)

      The Company owns a 71% equity interest in PeterStar. The remaining 29% is owned by Telecominvest, a telecommunications holding company with interests in over 30 telecommunications, media and technology companies in Russia.

      Overview: PeterStar is the leading CLEC in Russia’s second largest city, St. Petersburg and is licensed to offer telecommunications services throughout the Northwest Region of Russia and Moscow. PeterStar commands a significant share of the St. Petersburg market and a volume of business almost twice that of its nearest CLEC competitor.

      PeterStar operates a digital, fiber optic telecommunications network that is fully interconnected with the incumbent network of St. Petersburg Telephone Network (PTS, recently renamed North-West Telecom) and has a transport and access network comprising of approximately 2,000 kilometers of fiber optic cable in St. Petersburg with national and international switches and more than 70 kilometers of fiber optic cable installed in Moscow.

      PeterStar is increasing the long-run stability of its business by expanding its own facilities network, thereby decreasing dependence on PTS. During 2003, approximately 80% of PeterStar’s new connections were served via PeterStar’s owned infrastructure. PeterStar is also aggressively introducing its own data transport, Internet and Voice-Over-IP (VoIP) services. These new generation services meet the steadily expanding demand for data and IP-based trafficking among commercial customers and provide a low-cost, high-function alternative to traditional circuit switched telephony. The PeterStar brand is well established in St. Petersburg as a hallmark for high quality service at competitive prices.

      PeterStar opened branch operations in Moscow in 2003 to expand services to those of its St. Petersburg customers with Moscow business interests. PeterStar anticipates further expansions into the Northwest region of Russia, exploiting its established St. Petersburg operational capacities, customer base and network. In March 2004, Peterstar executed an agreement to acquire a controlling interest in Pskov Telephone Company, the incumbent fixed line telephony service provider in the City of Pskov. Acquisition or start-up of fixed line businesses in other Northwest Region cities is also currently underway. PeterStar’s immediate strategy focuses on rapidly developing a position as the Northwest Region’s largest independent fixed line operator centered on its dominant position in the St. Petersburg area.

      As of October 1, 2003, Baltic Communications Limited (“BCL”) became a wholly owned subsidiary of PeterStar. Prior to that time, BCL was a wholly owned subsidiary of MIG.

      The following table summarizes PeterStar’s and BCL’s combined key operating and financial results for the last three years:

	2003	2002	2001

	(Amount in millions unless
	otherwise noted)
Revenues	$70.5	$62.8	$55.1
Gross Margin(1)	46.9	43.8	39.4
Selling, General and Administrative Expenses	13.7	16.7	15.3
Depreciation and Amortization	20.3	18.8	21.7
Capital Expenditures	16.2	13.1	8.3
Active Numbers(2) — Business	58,880	54,555	52,742
Active Numbers(2) — Vasilievsky Island	37,051	35,801	34,697
Number of Leased Lines(2)	3,150	1,839	1,251
Number of Dial-up Customers(2)	16,238	10,144	3,552

(1)	Excludes depreciation and amortization of the network infrastructure.

(2)	Amounts represent whole numbers.

      Customers and Markets: PeterStar provides integrated, high-quality telecommunications services to business and residential customers, principally in the city of St. Petersburg and on a developing basis throughout the Northwest Region of Russia. In addition to its CLEC operations, PeterStar is the main fixed-line telecommunications services provider on Vasilievsky Island, a predominantly residential district in the city of St. Petersburg where it serves nearly all of the residential subscribers. Although the tariffs of PeterStar in this area are regulated so as to be equal to those of the incumbent operator PTS, PeterStar management believes that Vasilievsky Island represents a significant opportunity because of the large potential base of customers it offers for PeterStar’s Internet and VoIP services.

      Customers are connected to the PeterStar network via direct fiber optic connection or via copper links or wireless local loops to nearby fiber optic nodes. The method of connection depends on the services subscribed, availability of direct fiber access, and traffic volume. Large corporate users with greater requirements are generally linked to the PeterStar network directly via fiber optic cable. This results in efficient, inexpensive, more reliable connections with high data transmission speeds. PeterStar implemented narrow band wireless local loop capabilities in 1999 and in first quarter 2003 launched wireless broad-band capabilities, thus enabling it to speedily extend services to customers not yet reached by its fiber networks. This capability allows rapid service deployment to new customers and reduces reliance on rented copper facilities provided by PTS.

      PeterStar has opened its own IP traffic interconnection nodes in London and New York. Through these nodes, PeterStar can directly exchange IP-based voice and data traffic with international operators. The nodes are connected to PeterStar’s switching systems and customer base in Northwest Russia over high capacity channels, enabling PeterStar to directly terminate international traffic in Russia at attractive rates and to deliver Russia-originated IP traffic to international destinations at low cost. Foreign tourists, travelers and local residents needing to make national and international telephone calls are also served by PeterStars’ network of pre-paid and credit card pay phones, located in the main tourist and transport centers of St. Petersburg as well as on the main highway to Finland and at the Russian-Finnish border crossings.

      Services: Services provided include local, national and international long distance voice telephony, data transfer, Internet access, and value added services such as Voice-Over-IP (VoIP) services. PeterStar offers both regular numbers (one line — one number), and serial numbers (several lines — one number). Several subscriber lines can be grouped into series, with one number assigned to the combined series. Serial numbers can support several simultaneous calls and are an effective solution for the offices of large companies, and information and reference systems.

      PeterStar has developed a number of telephony and data transmission services for its business customers. These services include: point-to-point channels, ISDN services, broadband Internet access via its fiber network, digital dedicated circuit services, frame relay services and DSL services (providing high speed Internet access). Within this service line, PeterStar offers telephony equipment installation services (including the development of technical requirements and network design) at customer’s offices, and after-sale support. PeterStar also offers dial-up Internet access (available to both its telephony subscribers and to the subscribers of other operators).

      PeterStar is the official distributor of Avaya equipment, enabling it to offer turn-key solutions for its customers (telecommunications services plus hardware). The equipment is sold to customers who use PeterStar network services. PeterStar also sells Ericsson, Cisco and General Datacom equipment.

      PeterStar-issued calling cards can be used in the following Russian cities — Moscow, St Petersburg, and Novgorod, as well as in the countries of Australia, Belgium, Denmark, Finland, France, Germany, Norway, Sweden and the United Kingdom.

      PeterStar provides a high level of service support through its Russian and English speaking customer service team and also provides a 24 hours, 7 days per week bilingual helpdesk. PeterStar also maintains a separate customer service support team whose focus is to support only highly valued customers.

      Network and Technology: PeterStar’s fully digital telephone network is built on the nodes of PTS network and has connections to the networks of other operators: Petersburg Transit Telecom, Telecom XXI, Metrocom, Golden Telecom, Rostelecom, and others. The PeterStar telephone network makes it possible to provide telephony services to customers over analog communication lines as well as over E1 digital trunks with the possibility of implementing ISDN functions.

      The PeterStar wireless access network (“WAN”) is built using a cellular structure, with cells covering the St. Petersburg region and Leningrad oblast. Each cell contains a base station with one or more radio ports. Each radio port is equipped with sector antennas to implement the point-to-multipoint access scheme. Subscriber terminals enable between one and four subscriber lines to be connected. PeterStar WAN consists of two segments — 1.5 GHz and 2.4 GHz. Currently, both networks connect 3,890 lines.

      PeterStar data and Internet access network covers St. Petersburg and the neighboring regions, such as Petrodvorets, Pavlovsk, Pushkin, Sestroretsk, Zelenogorsk, and Krondshtadt. The network has gateways to all carriers represented on the territory of St. Petersburg and the Leningrad oblast. At present, PeterStar possesses four Internet access nodes in order to access the Internet over dedicated switched circuits. The capacity of PeterStar Internet nodes is 1,680 simultaneous switched connections and 558 dedicated channels, 64 Kbps each. The Company has the following external Internet channels: Cable & Wireless — 155 Mbps, Golden Telecom (TeleRoss) — 100 Mbps and Rostelecom 100 Mbps. A VoIP node has been installed for 1,290 simultaneous connections.

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

      Competition: There are a number of competitive local exchange carriers operating in St. Petersburg, including PTT, Golden Telecom, Equant and Metrocom. Although targeting the same market segments, PeterStar remains the market leader amongst St. Petersburg operators, boasting the widest network coverage after PTS (the local incumbent operator) with direct access to end users. PeterStar also competes with PTS on certain services.

      In 2001, PeterStar lost its wholesale mobile transit business to PTT, which had the same shareholder as two out of three St. Petersburg mobile operators: Delta Telecom and North West GSM. At the time, mobile transit traffic provided a significant portion of PeterStar’s operating margins, and the loss had an immediate negative impact on PeterStar’s earnings. Nevertheless, PeterStar continued to show healthy financial results and strong revenue growth. By year-end 2002, revenues had recovered to near pre-2001 levels, based principally on growth in conventional telephony and new data services.

      Licenses: PeterStar holds various material licenses to provide telecommunications, telematic, data transmission and video conference services; it also holds a license to lease circuits. These licenses are generally granted by various Russian regulatory authorities for 5 to 10 years and are typically renewable through negotiations.

      PeterStar’s license for local and national telephony connections contains the provision that PeterStar shall, by the end of 2001, deploy 70% of 300,000 telephone numbers originally allowed for PeterStar’s use. PeterStar did not meet the terms of this provision. PeterStar and Company management believe that the telephone number deployment level set out in the license is permissive rather than mandatory; setting an upper limit on PeterStar’s use of telephone numbers rather than imposing a requirement to deploy numbers to that limiting level. This interpretation is supported by the fact that PeterStar’s license as a whole has not been challenged in annual reviews by the Russian regulatory authority, despite the fact that the regulator did note PeterStar’s non-conformity with the aforementioned number deployment provision in its October 2003 and April 2004 reviews. Furthermore, this authority is directly involved in all continuing telephone number deployment activities, including those of PeterStar. However, if the aforementioned license provision were ever to be interpreted as expressing a mandatory deployment requirement, this could have an adverse effect on PeterStar. While it is highly unlikely that the license would be revoked under such circumstances, PeterStar could be obligated to purchase and implement telephone numbers up to the level set out in the aforementioned license provision. This could entail substantial unplanned and uncompensated expense. PeterStar could also be at risk of having the maximum limit on its telephone numbering capacity lowered from the current level of 300,000. This could impose limitations on PeterStar’s future capacity to grow revenues associated with telephone number based service offerings.

      The granting authorities have the power to terminate the licenses at any time, subject to certain restrictions. PeterStar cannot operate its business without these licenses. See “— Risks Associated with the Company — Licenses on which the Company’s business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses.”

Telecom Georgia (Tbilisi, Georgia)

      The Company owns 30% of Telecom Georgia. The Georgian state government, with a 51% ownership interest, and Bulcom-c Ltd., a private Cyprus company with the remaining 19% ownership interest, owns the remaining 70% of Telecom Georgia.

      Since the Company’s investment in Telecom Georgia, as pursuant to United States generally accepted accounting principles, is zero and that there is no obligation for the Company to fund its operations, the Company has ceased to record its share of the operational losses of Telecom Georgia. Further, the operating performance of Telecom Georgia will not be reported within the Company’s public disclosures, until such time that circumstance surrounding the Company’s investment interest has substantially changed, which could include the Company deciding to make further investments and or loans to the business venture.

      By virtue of its controlling ownership position, the state government has treated Telecom Georgia essentially as a state-owned entity. Telecom Georgia had been almost solely directed by the Georgian Telecommunications Ministry and, more recently, the Georgian State Property Commission. In consequence, the Company’s participation in the management of Telecom Georgia has been sharply limited and operations of Telecom Georgia have often been quite opaque. Although Telecom Georgia had delivered dividends until 1999, the absence of dividends since that time has reflected a sharp decline in Telecom Georgia’s cash flows. This condition, coupled with the very limited degree to which the Company has been able to influence operations within Telecom Georgia, prompted the Company’s decision to completely write-down its interest in this asset. The Company, however, has not moved to divest its interests in Telecom Georgia on the possibility of ultimately being able to obtain the state’s interest in a future privatization by virtue of the pre-emptive rights the Company has as a current shareholder in Telecom Georgia. Under such circumstances, the business of Telecom Georgia could reasonably be developed in conjunction with the Company’s other business interests in Georgia.

      In the fourth quarter of 2003 widespread discontent over prior public elections in the Republic of Georgia resulting in the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili, has significantly increased the level of political uncertainty within the Republic of Georgia. See “— Risks Associated with the Company — The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments” and See “— Risks Associated with the Company — The Company operates in countries with significant political, social and economic uncertainties which might have a material adverse effect on its operations in these areas” and See “— Risks Associated with the Company — The Company faces unusual economic and legal risks by operating abroad.” This condition could affect the further development prospects of Telecom Georgia as well as the Company’s potential to secure a controlling interest or other rights to significant participation in management.

      Overview: Telecom Georgia is an international and long distance telephony service provider in the Republic of Georgia, with more than 1,100 international channels and direct interconnect arrangements with international long distance carriers. Telecom Georgia is the oldest independent long distance operator in Georgia and has exclusive rights to use the dialing code 810, which was the long distance access code employed throughout the former Soviet Union. This positioning had earlier enabled Telecom Georgia to virtually monopolize long distance trafficking in Georgia; however, a number of competitor long distance operators have come into being since Telecom Georgia’s formation. Nonetheless, Telecom Georgia remains the largest long distance operator in the country and enjoys the widest range of connections to international operators.

      The Georgian government had earlier announced its intention to privatize its 51% stake in Telecom Georgia; however, attempts to privatize were not successful. With the formation of a new Georgian government in late 2003 following a revolution in that country, the Company re-opened discussion with government representatives concerning acquisition of the states’ 51% controlling ownership interest in Telecom Georgia. See “— Risks Associated with the Company — The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments” and See “— Risks Associated with the Company — The Company operates in countries with significant political, social and economic uncertainties which might have a material adverse effect on its operations in these areas” and See ‘— Risks Associated with the Company — The Company faces unusual economic and legal risks by operating abroad.” Although Telecom Georgia’s financial performance and competitive positioning have declined in recent years, the Company believes that, with restructured and redirected management, Telecom Georgia could capture the predominant share of Georgia’s voice long distance market and its rapidly growing IP traffic market. The Company cannot, however, provide assurances that current discussions with the Georgian government will be fruitful or that significant improvement in Telecom Georgia’s financial and competitive positioning can be realized, even if the Company is able to secure a controlling interest or other participating right in Telecom Georgia’s management.

      Customers and Products: Telecom Georgia markets its services on the basis of a strong advertising campaign, competitive tariffs and high quality service, principally on residential subscribers. The company has exclusive rights to the 810 international long distance dialing code, which is the most known and frequently used long distance prefix.

      Network and Technology: Telecom Georgia’s long distance telecommunications network splits Georgia into eastern and western zones, with digital transit switches in each zone that are connected via SDH microwave. In turn, they are linked in Tbilisi with Intelsat and Turksat earth stations. Telecom Georgia also has connections to fiber capacity both within the country and to international carriers.

      Competition: Although Telecom Georgia remains a significant provider of international and long distance services, barriers to entry to this market are very low and competition has increased significantly since the opening of the market in 1998. Currently there are several operators holding significant shares of Georgia’s international telephone service market, including Georgia Online, Sactelcomplus and Global One. Telecom Georgia competes primarily on the basis of quality of service, tariffs, contractual relationships and the well-known status of its 810 dialing code.

      Although Telecom Georgia has maintained a significant market share in international and long distance telephony services in Georgia, its margins have continually eroded due to price competition, declining traffic termination rates and high overhead costs. In the third quarter of 2002, the Georgian state-owned fixed telephony operator, GEC, began to offer services competing with those of Telecom Georgia. GEC had previously utilized Telecom Georgia to handle a significant portion of its international telephony traffic. Telecom Georgia believes that GEC has a significant competitive advantage over Telecom Georgia due to its customer base, brand and country wide last mile capabilities.

Description of Business — Wireless Telephony

Overview

      The Company owns an interest in Magticom, a GSM wireless telephony operator in the Republic of Georgia. Magticom offers mobile telephony and roaming services, and related information services for businesses and individual customers. It provides these services via wireless mobile telephony networks, and has an operating process that is substantially different from that of the Company’s fixed telephony businesses.

      To remain competitive the Company may need to make further investment in Magticom to fund capital spending for construction, development and maintenance of network infrastructure and operational systems. The planned capital expenditures program for Magticom, for the twelve months ended December 31, 2004, is expected to be $13.6 million. The Company anticipates that this capital expenditure program will be self-funded from Magticom’s current cash reserves and its anticipated 2004 operating cash flows and will, thus, not require additional Company investment.

Magticom (Tbilisi, Georgia)

      The Company owns a 70.41% interest in Telcell Wireless LLC, a Delaware LCC with Western Wireless, a US public company, as the sole other partner, Telcell Wireless, in turn, is a direct 49% shareholder of Magticom. In this fashion, the Company currently owns a 34.5% economic interest in Magticom. As the managing partner of Telcell Wireless, the Company essentially exercises all rights to participation in Magticom management connected with Telcell Wireless’s 49% Magticom share holding. Dr. George Jokhtaberidze, a Georgian private citizen and co-founder of Magticom directly owns the remaining 51% interest in Magticom.

      In the fourth quarter of 2003 widespread discontent over prior public elections in the Republic of Georgia resulted in the premature resignation of President Eduard Shevardnadze and the so-called “Rose Revolution” in Georgia.See “— Risks Associated with the Company — The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments” and See “— Risks Associated with the Company — The Company operates in countries with significant political, social and economic uncertainties which might have a material adverse effect on its operations in these areas” and See “— Risks Associated with the Company — The Company faces unusual economic and legal risks by operating abroad.” On February 20, 2004, Dr. Jokhtaberidze, who is the son-in-law of former president Shevardnadze, was detained in the Republic of Georgia pursuant to laws pertaining to investigative detention and without any charges having been filed against him. As reported by various media sources, Dr. Jokhtaberidze was being held in connection with the post-revolutionary Georgian government’s investigation of various tax-related matters. Beginning in January 2003, the Georgian Tax Inspectorate initiated review of certain interconnect arrangements that Magticom has with other telecommunications businesses within the Republic of Georgia to determine whether Magticom has complied with Georgian tax regulations. At the request of the Prosecutor General’s Office of the Republic of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia (the “Representatives of the New Georgian Government”) coincidentally initiated an additional review of Magticom’s interconnect arrangements to determine whether Magticom has complied with Georgian tax regulations.

      On April 26, 2004, the Georgian government’s prosecution of Dr. Jokhtaberidze was dropped without finding any wrong-doing and Dr. Jokhtaberidze was released from investigative detention. At the same time, the Georgian government investigations into past business and tax payment practices of Magticom were completed with no adverse findings. Roughly coincident with these events, Dr. Jokhtaberidze and the Georgian government entered into certain memoranda of understanding with the Company, as described in detail hereinafter, concerning changes in ownership position in Magticom. The Company now believes that no further investigations or prosecutions of Magticom, Magticom personnel or Dr. Jokhtaberidze with respect to past business or tax payment practices will be undertaken by the Georgian Government.

      The Company, the equity holders of Telcell and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. The Company will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, the Company will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. The parties anticipate that all transactions contemplated in this memorandum of understanding will be concluded by end of second quarter 2004.

      Further, ITC entered into a memorandum of understanding with the Georgian Government providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest from ITC in Magticom after completion of the restructuring of Dr. George Jokhtaberidze’s ownership interest in Magticom as discussed above (the “Magticom Restructuring”). The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities, as defined in the MOU, (a “Qualified Holder”), provided that the transfer of the Option to a Qualified Holder which directly or indirectly owns or controls or is controlled by or is under common control with any telecommunications business in the Republic of Georgia is subject to approval by ITC at its sole discretion. Furthermore, no Qualified Holder is permitted to transfer the Option. The exercise price of the Option is based on a formula that is calculated by using twenty percent of the product of Magticom’s earnings before income taxes, depreciation and amortization for the four most recently ended fiscal quarters prior to the date of the exercise of the Option multiplied by 2.5. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years. The Option will have a limited exercise period of 12 months from the date of issuance.

      Upon completion of the Magticom Restructuring and if the Option is exercised, ITC will retain a 31% direct ownership in Magticom and a 34.5% indirect ownership in Magticom through Telcell. In such event, the Company would have the largest effective ownership interest in Magticom, at 32.8%, and will be able to exert operational control over Magticom as a result of its status as majority stockholder of ITC and managing member of Telcell.

      Overview: Magticom operates and markets mobile voice communication services to private and commercial users nationwide in Georgia utilizing that utilizes a GSM telephony infrastructure. Magticom has built a nationwide network with coverage that supports roaming throughout Georgia.

      The following table summarizes Magticom’s key operating and financial results for the last three years. The results for 2002 and 2001 represent the twelve months ended September 30, 2002 and 2001, respectively, as Magticom was previously reported on a three-month lag.

	2003	2002	2001

	(Amount in millions unless
	otherwise noted)
Revenues	$72.1	$46.4	$35.0
Gross Margin(1)	61.7	39.6	29.9
Selling, General and Administrative Expenses	9.1	7.1	7.1
Depreciation and Amortization	12.9	12.7	9.8
Capital Expenditures	19.4	14.2	20.2
Number of Subscribers(2)	350	242	154
Number of Minutes	447	278	213

(1)	Excludes depreciation and amortization of the network infrastructure.

(2)	Amounts in thousands.

      Magticom began to operate and offer services in the 1800 MHz range in 2000 (in addition to its existing 900 MHz range), thereby providing a substantial expansion to available capacity. In 2002 and 2003, Magticom continued to extend its service coverage from urban areas into surrounding locales.

      Management believes the comparatively low mobile penetration level and telephone density in Georgia, together with competitive advantages in coverage and distribution, will support steady subscriber growth for Magticom.

      Services: Magticom’s services are marketed primarily on a pre-paid basis through sale of scratch cards that enable buyers to obtain a given amount of service usage. Such pre-payments may be applied to conventional voice calls, short message services (SMS) or other vertical service offerings. If pre-paid amounts are fully used, a subscriber’s service is automatically stopped until another pre-payment is made. Prepayment accounts for more than 90% of Magticom’s service revenue. Post-paid customers have access to all Magticom services but are billed after the fact for services actually used.

      Customers and Markets: Magticom offers mobile telephony and roaming services to business and consumer users in Georgia. The company’s wide range of coverage in Georgia supports country-wide roaming and distinguishes Magticom from its competitors. Magticom frequently introduces innovative scratch card pricing and promotion programs to continually adapt its effective rate structure to meet current consumer interests. For its high-end customers, Magticom offers wireless internet and messaging services. In 2003 it introduced a series of information services for consumers, including games, sport scores and horoscopes. These have proven to be immediately attractive. Magticom has distinguished itself by providing access into remote areas of the Caucasus mountains providing basic telephone access for previously isolated villages.

      Network and Technology: Magticom’s network operates using the GSM standard, which is the leading standard for wireless service throughout Western Europe and Asia and allows Magticom’s customers to roam throughout Europe. The establishment of GSM as the leading standard in terms of number of networks and subscribers in Asia and Europe, as well as facilities such as automatic global roaming between networks, provides a comparative advantage over competing digital wireless systems or analog systems (such as AMPS) which cannot readily offer international roaming service. Magticom’s network covers essentially all populated areas of Georgia.

      Competition: Magticom’s primary competitors are Geocell, a Georgian-Turkish business venture using a GSM system, and an existing smaller provider of wireless telephony services which uses the AMPS technology in its network, both of which commenced service prior to Magticom. Competition between operators has been on the basis of coverage but is transitioning to a combination of pricing, services and brand recognition.

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

      License. Magticom holds material licenses to provide telecommunications. These licenses are generally granted by regulatory authorities for a ten year time period and are typically renewable through negotiations. The granting authorities have the power to terminate the license any time, subject to certain restrictions. Magticom cannot operate its business without these licenses. See “— Risks Associated with the Company — Licenses on which the Company’s business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses.”

     Description of Business — Cable TV

Overview

      The Company owns interest in Ayety TV, a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest. The remaining 15% ownership interest is held by Mtatsminda Tower, a privately owned Georgian company that controls Tbilisi’s main television broadcasting center and tower.

      To remain competitive the Company may need to make further investment in Ayety to fund capital spending for construction, development and maintenance of network infrastructure and operational systems. The planned capital expenditures program for Ayety for the twelve months ended December 31, 2004, is expected to be $0.2 million. The Company anticipates that this capital expenditure program will be self-funded from Ayety’s current cash reserves and its anticipated 2004 operating cash flows and will, thus, not require additional Company investment.

      The following table summarizes the consolidated cable TV business (Ayety TV) key operating and financial results for the last three years. The results for 2002 and 2001 represent the twelve months ended September 30, 2002 and 2001, respectively, as the cable TV businesses were previously reported on a three-month lag.

(Amounts in millions unless otherwise noted)	2003	2002	2001

Revenues	$2.6	$2.3	$2.0
Gross Margin(1)	2.6	2.1	1.7
Selling, General and Administrative Expenses(3)	2.3	2.1	0.9
Depreciation and Amortization	0.5	1.1	1.9
Capital Expenditures	0.3	0.6	1.3
Cable Wire Subscribers(2)	37.2	34.2	28.8
Cable MMDS Subscribers(2)	7.3	7.3	7.3

(1)	Excludes depreciation and amortization of the network infrastructure.

(2)	Amounts in thousands.

(3)	Exclusive of asset impairment charges

      Overview: Ayety is the first provider of quality multi-channel pay television services in Tbilisi currently providing service using both wireless and wired network technology.

      Ayety has been concentrating its investment focus on wired network deployment, further reducing its dependence on exiting wireless systems. These measures are intended to enable Ayety to broaden its service offerings to at least two and possibly three revenue streams over a common fiber-coax infrastructure (TV, internet and voice) thus maximizing margins and returns. Although ventures will continue to operate MMDS networks, the Company does not anticipate significant growth coming from these operations in the future.

      Programming and Marketing: Ayety believes that programming is a critical component in building a successful cable television business. Ayety currently offer a wide variety of programming including Russian, Georgian and English. In order to maximize penetration and revenues per subscriber, the cable TV ventures generally offer multiple levels of service including, at a minimum, a “lifeline” service, a “basic” service and a “premium” service. The lifeline service generally provides programming of local off-air channels. The basic and premium services generally include the channels which constitute the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies.

      Competition: Ayety currently competes with a number of entities in Tbilisi, including other cable television and over the air broadcast television operators. Many of Ayety’s competitors provide wired cable television services on semi-pirating basis which puts Ayety at a competitive disadvantage since it must pay programming fees for certain of the content that it sells to its customers.

      Ayety endeavors to compete in its markets on the following bases:

•	Quality of programming line-ups: Ayety offers quality programming and has established relationships with many international programming providers.

•	Price of services: Ayety provides tiered pricing and services to allow for a low entry point and an upgrade path for higher levels of services.

•	Customer service: Ayety provides superior customer service by employing proven western style management techniques and by installing western subscriber management software and customer care centers into its business.

•	Bundled Internet (dial-up and broadband) and CATV services: Ayety believes that its subscriber base is the broadest demographic group from which to market additional services. Its network is well positioned in Tiblisi and has captured a sizable share of Internet usage in Georgia.

•	Barriers to entry: Ayety pre-wires certain geographic areas to create a barrier to entry in locations where it perceives a competitive threat.

      Licenses: Ayety holds various MMDS licenses, licenses to operate cable television networks, licenses to provide internet services, or licenses to use certain frequencies for broadband wireless internet services. These licenses are generally granted by various regulatory authorities and are typically renewable through negotiations.

      Ayety, is currently operating its business without a license for certain (but not all) of its channels. The Company’s minority shareholding partner in Ayety TV, has the license rights for the channels in question. Despite efforts to do so, Ayety TV has been unable to apply for the license in its own name because the governmental licensing agency is not currently accepting license applications. Ayety TV management has received oral assurances that the licenses will be granted, but no assurance can be made that it will receive the licenses. In the event that it does not receive the licenses and enforcement action is taken, Ayety TV would be able to continue to operate, but would only be permitted to broadcast over fewer channels which could have a material adverse effect on its results of operations or financial condition.

Discontinued Businesses

      As of today, the Company’s remaining non-core media businesses consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania. The Company anticipates the sale of these remaining non-core businesses within the first half of 2004.

     Description of Business — Radio Broadcasting

Overview

      The following table summarizes the Company’s Radio Broadcasting principal operating business ventures at December 31, 2003 and the Company’s voting interest percentage in each business venture at that date:

Business Venture (1)	Company Voting %

Radio Juventus (Budapest, Hungary)(2)	100%
Country Radio (Prague, Czech Republic)	85%
Radio One (Prague, Czech Republic)	80%
Metroradio EOOD (Bulgaria)	100%
Oy Metromedia Finland Ab (Finland)	100%
Radio Skonto (Riga, Latvia)(3)	55%
AS Trio LSL (Estonia)(4)	67%

(1)	Each parenthetical notes the area of operations for each operational business venture.

(2)	Radio Juventus operates a radio station serving the larger Budapest region, and through a network of six (6) radio stations, the rest of the country.

(3)	Radio Skonto was sold in April 2004.

(4)	AS Trio LSL operates six radio stations covering, in various degrees, the territory of Estonia.

      The Company entered the radio broadcasting business in Central and Eastern Europe (“CEE”) through the acquisition of Radio Juventus in Hungary in 1993. Ten years later, the Company operated the largest Radio group, by number of individual radio stations, in the CEE region. With a portfolio of seventeen wholly or majority-owned radio stations in six countries, the Company has well-established brand names in a number of key markets in the region, including Hungary, Prague (Czech Republic), Bulgaria, Estonia, Riga (Latvia), and Finland.

      The table below summarizes the consolidated Radio Broadcasting businesses key operating and financial results for the last three years. The results for 2002 and 2001 represent the twelve months ended September 30, 2002 and 2001, respectively, as the radio businesses were previously reported on a three-month lag.

(Amounts in millions unless otherwise noted)	2003	2002	2001

Revenues	$13.8	$17.7	$14.1
Selling, General and Administrative Expenses	15.3	17.1	12.7
Depreciation and Amortization	1.8	1.7	1.8

      Radio Strategy: As part of its restructuring strategy, the Company intends to sell its interests in radio businesses (See “Item 1: Business — Recent Developments — Restructuring Strategy”). Until such sales are consummated, however, the Company remains focused on maximizing the cash flow generation from its radio businesses. To this end, business development and results improvement programs are being pursued at all of the radio ventures; and, where feasible, new licenses and business alliances are being pursued. The Company organized a Radio Group management unit during 2002 to oversee these efforts.

      The Company’s radio stations operate with either national coverage or, at the least, with coverage of the capital city in their respective country. Expansion to national coverage is generally sought in all markets. The Company’s radio operations currently enjoy high level of consolidation in Estonia, Bulgaria, and increasingly, in Hungary and Finland. National or near-national distribution is achieved in Estonia and Bulgaria, while semi-national is achieved in Finland and Hungary. In the Czech Republic and Latvia the Company’s operations are local to the capital city only.

      The Company’s radio business ventures also engage in businesses ancillary to FM radio broadcasting, such as Internet radio broadcasting, operation of Internet portals, streaming services and concert organizing.

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

      Programming: The Company’s Radio Group management team utilizes its programming expertise to identify available opportunities within each market, using sophisticated in-house research techniques, and to then tailor the programming of each station to provide maximum coverage of a targeted demographic group.

      The Company’s radio business ventures make efforts to implement only such formats that appeal to a demographic group of a particular interest to the local advertisers. Each of the radio stations adheres to single, clearly identifiable programming format. In the majority of the markets the Company’s radio business ventures operate radio stations with formats consisting primarily of popular music from the United States, Western Europe and the local region. In several of its markets, the Company’s radio business ventures have also identified a significant audience niche for local-music programming, and in such markets have launched radio stations broadcasting music exclusively in the local language.

      News programming is provided on all of the radio stations, and is delivered by local announcers and in the local language. Commercials are also locally produced and are in the local language.

      The Company’s radio business ventures place a strong emphasis on programming research in ongoing operations in each of its radio markets. The existing radio stations use music research to ensure that they maintain their initial strong appeal to their target audiences. The Company’s radio business ventures have developed proprietary software and hardware for programming and music research, which eliminates the incurrence of third party costs by the radio stations, and ensures regular, cyclical testing of the competitive positioning of most of its stations.

      In markets where the Company operates more than one radio station, it attempts to diversify its program offerings so that each local group of radio stations (“cluster”) reaches the maximum number of different listeners. In almost all cases (with the exception of the two radio stations in Prague), stations in the same market are operated as clusters, with common management and synchronized programming strategies. Certain programming elements, and the related costs, such as news and music databases, are routinely shared among cluster stations.

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

      Marketing and Advertising: The Company’s radio stations are generally targeted to audiences that are large in absolute numbers and interesting to the advertisers in the respective market. In certain cases, primarily in cluster (station group) environments, the Company may operate niche stations that do not produce high absolute listener numbers but target a particularly affluent or otherwise attractive demographic.

      To the extent consistent with its current strategy, the Company makes a conscious effort to increase, through acquisitions or license applications, the number of radio programs it offers in each of its market of operations. Whenever this is not feasible, the Company attempts to increase the scope of its demographics offerings to advertisers through local co-marketing arrangements (“LMAs”) with outside radio stations. Under LMAs, the Company’s business ventures represent the audiences of such outside stations, in addition to their own audiences, to the Company’s stations advertising clients. Starting in 2003, the Company’s ventures operate LMAs in Hungary, and until the acquisition of an LMA partner by the Company, in Bulgaria. Through a combination of acquisitions, green-field licenses and LMAs, the Company seeks to achieve a broader scale of the audiences its business ventures offer their advertisers, as through this it is able to gain marketing leverage and other competitive advantages over competing, single-station broadcasters.

      Advertising on the Company’s radio stations is sold to local and national advertisers. The radio stations handle their advertising sales through a combination of in-house sales staff and outside sales agencies. Most of the outside sales agencies have a non-exclusive mandate to broker advertising time on the Company’s radio stations to end-user clients, while the Company reserves its right to deal with the end client directly. The exception to this rule is the Czech Republic, where the outside sales agency has exclusive rights to sell advertising time on the Company’s stations to national clients, in exchange for a contractual commitment for a certain volume of sales.

      The Company emphasizes and encourages the role of in-house sales departments in working with the end client, even when advertising contacts are mediated through outside sales agencies. The Company believes this helps establish long-term relationships between each radio station and its advertising clients, which usually result in increased loyalty toward the radio station and in achieving a share of the advertising market that exceeds the respective radio station’s share of the audience.

      In cluster environments, the Company’s business ventures generally offer advertising in suites over several of their radio stations (advertising packages), in addition to individual advertising possibilities on each station. Such multi-station advertising packages tend to divert advertising expenditures from competitors, as they frequently offer sufficient coverage of the demographic groups desired by advertisers.

      Competition: While the Company’s radio stations generally occupy leading ratings positions in each of their respective markets, they are exposed to significant competition from other operating radio stations in most of the Company’s markets. In some of the markets, such as Bulgaria and Estonia, the Company’s stations are exposed to competition from more than twenty other radio stations. Other media businesses, including broadcast television, cable television, newspapers, magazines and billboard advertising also compete indirectly with the Company’s radio stations for advertising revenues.

      For the most part, the Company’s radio stations compete with other radio stations and other advertising media on the basis of the cost to the advertiser per targeted consumer reached. The radio stations that have the greatest audience reach, as evidenced by market-accepted third-party ratings surveys, generally obtain the highest advertising rate. Clustered operations that offer advertising packages of more than one radio station and thereby wider reach also enjoy an advantage over single-station operations. Further, advertisers generally prefer radio stations that broadcast nationally to local broadcast radio stations.

      In certain markets, competitors operate stations with larger coverage than the Company’s stations. Such is the case in Hungary, Finland, and Czech Republic, where competitors with complete national coverage are able to garner a higher share of national advertising than the Company’s stations. In other markets, clusters owned by competitors contain a larger number of individual stations, as is the case in the Czech Republic, Latvia and Hungary. Further, in many markets certain competitors are able to market their radio stations more extensively, either through the availability of shareholder funding for marketing, or through cross-media ownership.

      Licenses: The Company’s Radio businesses hold various broadcast licenses in various regions. These licenses are generally granted by various Russian regulatory authorities and are typically renewable through negotiations. The granting authorities have the power to terminate the licenses at any time, subject to certain restrictions. The Company’s radio business ventures cannot operate their business without these licenses. See “— Risks Associated with the Company — Licenses on which the Company’s business depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses.”

Other Business Factors

Environmental Protection

      The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2003. As of December 31, 2003, the Company had a remaining reserve of approximately $0.4 million to cover its obligations to its former subsidiary.

      In 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan (Butterworth) that the former subsidiary might also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been determined. The Company believes that such liability will not exceed the reserve. See “— Risks Associated with the Company — The Company could incur environmental liabilities as a result of its current operations and past divestitures, the costs of which could materially affect its results of operations”.

Employees

      As of April 30, 2004, the Company and its consolidated core business ventures had approximately 740 regular employees, of which 24 were employed in the Company’s headquarters and with the remaining principally employed by PeterStar. In addition, our unconsolidated core business ventures had approximately 780 employees at April 30, 2004. The Company believes that its employee relations are generally good.

Segment and Geographic Data

      Business segment data and information regarding the Company’s foreign revenues by country/geographic area are included in Notes 1 and 12 in the Notes to Consolidated Financial Statements included in Item 8 hereof.

Risks Associated with the Company

The Company faces significant liquidity limitations and may not be able to continue as a going concern.

      Throughout 2002, 2003 and at the present time, the Company has generated less cash from its business ventures than has been required to fund its overhead and indebtedness interest payment obligations associated with its Senior Notes. As a consequence, the Company undertook to sell certain of its non-core business holdings to generate needed cash and has substantially reduced its rate of overhead spending through outplacement of personnel and elimination of professional support services (See “— Recent Developments — Restructuring Strategy”). Although these measures are ultimately intended to provide sufficient liquidity to support continued operation, at the present time the Company has insufficient cash on hand to meet its projected obligations through March 31, 2005. If the cash proceeds from the sale of remaining non-core businesses and the anticipated dividends from core operations fail to meet expectations, or if reduced overhead spending levels cannot be sustained, the Company may not realize sufficient cash to continue operations.

      KPMG LLP, our independent auditor, issued a report dated May 14, 2004 stating their opinion that our recurring operating losses and net operating cash deficiencies, and our insufficiency of funds on hand to meet our current debt obligations raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP.

      The Company is a holding company and, accordingly, realizes cash only through distributions from business ventures, to the extent such distributions are made, and from the sale of business ventures. As of December 31, 2003 and April 30, 2004, the Company had approximately $25.6 million and $30.0 million, respectively, of unrestricted cash on hand. The uses of corporate cash for the twelve months following April 30, 2004 are expected to include cash payments of $15.8 million for the interest payments on the Senior Notes and an estimated $10.0 million to $14.0 million for corporate overhead expenditures. Thus, cash resources as of April 30, 2004 must be augmented by proceeds of non-core business sales and dividend distribution from core businesses to assure sufficient liquidity. Although the Company expects to realize cash from sales of its non-core businesses and distributions from its core businesses in excess of amounts required to meet all short-term obligations, it cannot assure you that it will be successful in doing so. If insufficient cash is realized from these sources or expenditures materially exceed currently projected levels, the Company would not be able to continue as a going concern and would have to seek restructuring or liquidation under the US Bankruptcy Code. In such event, the Company’s common and preferred stock may have little or no value.

Absent the completion of the sale of its non-core businesses and the receipt of cash distributions from business venture operations, the Company may not have sufficient liquidity to meet interest obligations on its Senior Notes for the next twelve months, which would constitute an event of default under its indenture.

      In addition to its overhead costs and the need to support its operating business ventures, the Company commenced paying interest on its outstanding Senior Notes beginning September 30, 2002. The semi-annual interest payment is approximately $8.0 million, due in September and March. The principal on the remaining Senior Notes, in a fully accreted amount, is $152.0 million (due in full on September 30, 2007).

      The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core asset sales and continuing dividends from core operations will be sufficient for the Company to meet its future operating expenses and interest payment obligations associated with the Senior Notes on a timely basis until March 31, 2005. During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of the Senior Notes concerning a restructuring of the Senior Notes. To date, no restructuring has been agreed upon and further restructuring discussions with these substantial Senior Note holders have been suspended. Opportunities to restructure the Company’s balance sheet, including the Senior Notes and Preferred Stock, which had an aggregate preference claim of $252.9 million and $257.4 million, as of December 31, 2003 and March 31, 2004, respectively, are being pursued, but present Company plans presume the continued service of the Senior Notes in accordance with their terms and the continued deferral of the payment of dividends on the Preferred Stock. The Company cannot provide assurances at this time that a capital restructuring effort will be undertaken or, if undertaken, that such an effort would produce a material improvement in short-run cash flows or equity valuations. If the Company does not realize the cash proceeds it anticipates from further sales of its non-core businesses or receive the anticipated cash dividends from the core-businesses, the Company does not believe that it will be able to pay the approximately $8.0 million interest payment due on March 31, 2005 on its Senior Notes and fund its operating, investing and financing cash flows through March 31, 2005. Assuming no proceeds from further sales of non-core businesses and no further cash dividends from core-businesses, the Company projects that its corporate cash on hand today is sufficient to support the Company’s planned operating, investing and financing cash flows, including the $8.0 million semi-annual interest payment due on September 30, 2004 on its Senior Notes, through the end of 2004. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

      Failure on the part of the Company to make any required payment of interest on the Senior Notes would represent a default under the Senior Notes. A default, if not waived, could result in acceleration of the Company’s indebtedness, in which case the full amount of the debt would become immediately due and payable. The Company would be unable to repay its senior debt in full and would likely not be able to borrow sufficient funds to refinance this debt. Thus, in the event of acceleration following a default, the Company would have to seek protection under the U.S. Bankruptcy Code. In a restructuring or liquidation pursuant to a bankruptcy filing, common and preferred stock holdings may be very substantially diluted or completely eliminated.

The Company’s planned sale of non-core business ventures may be compromised by adverse market conditions that could materially limit proceeds of these sales.

      The Company is presently marketing its remaining non-core media businesses (See: “— Recent Developments — Restructuring Strategy”). The Company’s distressed financial condition has been publicized in markets where non-core business sales are now being pursued. This can have the effect of reducing prices offered by purchasers expecting to capitalize on a perceived urgency on the Company’s part to sell. This can have the further effect of generally reducing the level of prices offered by all potential purchasers.

      The aforementioned conditions could have the effect of significantly reducing the proceeds the Company realizes on sales of its non-core businesses. The Company has made reasonable allowance for this in its projections and has undertaken to effectively manage its overall marketing efforts. No assurance can be given, however, that the Company’s marketing efforts will be successful or that non-core business sales will yield cash proceeds in amounts and on a schedule as currently projected. If ultimate sale proceeds are substantially less than currently projected, the Company may not be able to meet its debt service and other obligations over the coming twelve months. In such event, the Company might have to seek further restructuring or liquidation under the US Bankruptcy Code.

The Company has experienced a significant reduction in its personnel, which may affect the Company’s ability to develop and execute its business strategies and manage its operations.

      As part of its restructuring efforts, the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel during the first quarter of 2003. However, the Company has employed a Charlotte, North Carolina workforce that the Company believes is adequate to manage its businesses. However, a small number of key employees manage all of the Company’s operations, and the loss of one or more of them would materially affect the Company’s ability to operate. In addition, the reduced size of the Company’s work force could limit the Company’s ability to develop and execute business strategies and manage operations. Either occurrence could adversely affect the Company’s results of operations and financial condition. See “Item 9a: Internal Controls and Procedures”.

The Company has substantial debt leverage, which may limit its ability to borrow, restrict the use of its cash flows and constrain its business strategy.

      The Company has substantial debt and debt service requirements. The Company’s substantial debt has important consequences, including:

•	the Company’s ability to borrow additional amounts for working capital, capital expenditures or other purposes may be limited,

•	a substantial portion of the Company’s cash flow from operations is required to make debt service payments, and

•	the Company may not be able to capitalize on significant business opportunities and its flexibility to react to changes in general economic conditions, competitive pressures and adverse changes in government regulation is limited.

      Restrictions imposed by the indenture governing the Senior Notes may significantly limit the Company’s business strategy and increase the risk of default under the Company’s debt obligations. The indenture for the Company’s outstanding Senior Notes contains a number of significant covenants. These covenants limit the Company’s ability to, among other things:

•	borrow additional money,

•	make capital expenditures and other investments,

•	repurchase its own common and preferred stock,

•	pay dividends,

•	merge, consolidate, or dispose of its assets,

•	enter into transactions with related entities and

•	use proceeds from asset sales.

      If the Company fails to comply with these covenants, a default will occur under the indenture. A default, if not waived, could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable. If this occurs, the Company would not be able to repay its debt, and would likely not be able to borrow sufficient funds to refinance.

      Complying with these covenants may cause the Company to take actions that it otherwise would not take, and these actions may have the effect of reducing or diluting the value of the Company’s common and preferred stock.

The Company’s current financial situation may prevent it from successfully supporting future profitable operations of its core businesses.

      The Company is presently restructuring its holdings to ultimately include only two core business operations, PeterStar and Magticom. In addition, the Company intends to retain its ownership interest in both Ayety TV and Telecom Georgia (see: “— Recent Developments — Restructuring Strategy”). The Company anticipates that dividend distributions from PeterStar and Magticom, in conjunction with cash proceeds from the sale of non-core businesses and cash-on-hand, will be sufficient to meet the Company’s future operating expenses and interest payment obligations on its Senior Notes on a timely basis. Both PeterStar and Magticom are presently self-financed for capital expenditures and are projected to remain so. The Company, however, cannot assure you that the projected operating performance of PeterStar and Magticom and the Company’s other core businesses will be realized without further investment by the Company. Due to its general financial situation, the Company may not be able to summon the financial resources required by its core businesses in such circumstances. If core business performance deteriorates, cash flows upon which the Company relies to maintain adequate liquidity might be jeopardized. This condition, if sustained, could result in insolvency.

The Company is materially dependent on future distributions from PeterStar and Magticom.

      The Company is a holding company with no direct operations and no assets of significance other than its investment in its business ventures. The Company is presently engaged in marketing efforts aimed at monetizing its interests in remaining non-core businesses. Upon completion of this effort, the Company’s sole material source of cash will be dividend distributions from its PeterStar and Magticom business ventures. The Company projects that such cash distributions will be sufficient to meet the Company’s future operating expenses and interest payment obligations on its Senior Notes on a timely basis. However, both PeterStar and Magticom are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. Furthermore, the dividend policy of Magticom must be approved by the Company’s partners and thus, is not under the Company’s exclusive control. The Company cannot assure you that PeterStar or Magticom will perform profitably or to a level sufficient to support dividends to the Company in an amount sufficient to meet the Company’s liquidity needs, or that the partners in Magticom will approve dividend distributions at the level projected by the Company.

The Company may be materially and adversely affected by competition from larger global communications companies or the emergence of competing technologies in its current or future markets.

      The Company’s core businesses operate in highly competitive markets and compete with other well-known and well-financed communications companies that have established operating infrastructures, management capacities and other resources comparable to or exceeding the Company’s core business units. In addition, the Company’s partner in PeterStar owns interests that compete directly with PeterStar. Although the Company’s core business units presently enjoy leadership positions in their respective markets, no assurance can be given that this situation can or will be preserved indefinitely. Current brand recognition and positioning as market leader allows the Company’s business units to command premium prices and limits certain service delivery expenses; advantages that would be threatened if the business units were displaced by competitors. The effect of competition could also generally erode prices in these markets and require larger than projected expenditure on promotion and service operations.

Certain risks exist with respect to continuation of PeterStar’s license to offer local and national telephony connections.

      PeterStar’s license for local and national telephony connections contains a provision mandating that PeterStar deploy 70% of the 300,000 telephone numbers originally allowed for PeterStar’s use by the end of 2001. PeterStar did not meet the terms of this provision. PeterStar and Company management believe that the telephone number deployment level set out in the license is permissive rather than mandatory; setting an upper limit on PeterStar’s use of telephone numbers rather than imposing a requirement to deploy numbers to that limiting level. This interpretation is supported by the fact that PeterStar’s license as a whole has not been challenged in annual reviews by the Russian regulatory authority, despite the fact that the regulator did note PeterStar’s non-conformity with the aforementioned number deployment provision in its October 2003 and April 2004 reviews. Furthermore, this regulatory authority is directly involved in all continuing telephone number deployment activities, including those of PeterStar. However, if the aforementioned license provision were ever to be interpreted as expressing a mandatory deployment requirement, this could have an adverse effect on PeterStar and, by extension, the Company. While it is highly unlikely that the license would be revoked under such circumstances, PeterStar could be obligated to purchase and implement telephone numbers up to the level set out in the aforementioned license provision. This could entail substantial unplanned and uncompensated expense. PeterStar could also be at risk of having the maximum limit on its telephone numbering capacity lowered from the current level of 300,000. This could impose limitations on PeterStar’s future capacity to grow revenues associated with telephone number based service offerings.

Licenses on which the Company’s businesses depend could be cancelled or not renewed, resulting in material impairment to the value of these businesses.

      The Company’s business ventures, including PeterStar and Magticom, operate under licenses that are generally issued for limited periods. Failure to obtain renewals of these licenses would have a material adverse effect on these businesses. For most of the licenses held or used by the Company’s business ventures, no statutory or regulatory presumption exists for renewal by the current license holder and the Company cannot assure you that these licenses will be renewed upon the expiration of their current terms. The current effectiveness of licenses and ability to renew expiring licenses is a material factor in determining the value of the Company’s non-core businesses now being offered for sale. Impending expiration without guaranteed renewal could result in reduced sale prices.

      The Company’s cable venture in Georgia, Ayety TV, is currently operating its business without a license for certain (but not all) of its channels. The Company’s minority shareholding partner in Ayety TV has the license rights for the channels in question. Despite efforts to do so, Ayety TV has been unable to apply for the license in its own name because the governmental licensing agency is not currently accepting license applications. Ayety TV management has received oral assurances that the licenses will be granted, but no assurance can be made that it will receive the licenses. In the event that it does not receive the licenses and enforcement action is taken, Ayety TV would be able to continue to operate, but would only be permitted to broadcast over fewer channels which could have a material adverse effect on its results of operations or financial condition.

The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments.

      The Company has invested in substantially all of its business ventures with local partners. In certain cases, the voting power and veto rights of its business venture partners limit the Company’s ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. In such instances, performance of those business ventures may not yield economic benefits to the Company to the same degree as would be the case if the Company exerted control over those business ventures. The Company is dependent on the continuing cooperation of some of its partners in its business ventures and any significant disagreements among the participants could have a material adverse effect on those business ventures’ operations.

      Certain of the Company’s business ventures have from time to time been unable and may in the future be unable to prevent expenditures and commitments that do not provide full economic benefit to the business venture’s operations, although no such expenditures or commitments have been material to the Company’s historical results of operations and financial condition. Further, management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements. However, future transactions may impact the amounts that the Company will be able to repatriate from those business ventures. In light of the Company’s current liquidity issues and limited cash resources, any limitation on the Company’s ability to repatriate amounts from those business ventures could adversely affect its future cash flows.

      In certain instances, the Company’s partners in a business venture include a governmental entity or an affiliate of a governmental entity. This poses a number of risks, including:

•	the possibility of decreased governmental support or enthusiasm for the business venture as a result of a change of government or government officials,

•	a change of policy by the government, and

•	the ability of the governmental entities to exert undue control or influence over the business ventures in the event of a dispute or otherwise.

In addition, to the extent the Company’s business ventures are profitable and generate sufficient cash flows in the future, there is no assurance that the business ventures will pay dividends or return capital at any time. Moreover, the Company’s equity interests in these investments generally are not always freely transferable. Therefore, there is no assurance that the Company will realize economic benefits through the sale of its interests in its business ventures.

The Company’s dependence on local operators, interconnect parties or local customers may materially and adversely affect its operations.

      PeterStar and Magticom are dependent on access to networks of local operators or inter-connect parties for a significant portion of their telephony operations. There is no assurance that these businesses will continue to have access to these operators’ networks or that such access will be on favorable tariffs. The loss of access to these networks or substantial increases in tariffs would have a material adverse effect on performance of these businesses, the effect of which could be to materially reduce or eliminate dividends paid by these businesses to the Company. These businesses are also dependent on the non-network facilities of local operators or inter-connect parties’ for certain of its operations; including, for example, rights to use buildings, ducts or tunnels. The loss of the right to use such facilities could have a material adverse effect on these operations.

      Certain customers account for a significant portion of PeterStar’s revenues. The loss of these customers would materially and adversely affect their results of operations. In addition, several of the businesses’ customers, interconnect parties or local operators experience liquidity problems from time to time. The businesses’ dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

The Company’s equipment may not be approved by the authorities regulating the markets in which it operates, which could have a material adverse effect on its operations in these markets.

      Operations at PeterStar and Magticom are, from time to time, dependent upon type approval of equipment by the communications authorities of the markets in which these businesses operate. The equipment that the Company planned for use in these markets may not be approved. The failure to obtain approval could have a material adverse effect on future operations of these units.

The Company may not be able to keep pace with the emergence of new technologies and changes in market conditions that might materially and adversely affect its results of operations.

      The communications industry has been characterized in recent years by rapid and significant technological changes and changes in market conditions. Competitors could introduce new or enhanced technologies with features that could render the Company’s technology obsolete or significantly less marketable. The ability of the Company’s core businesses to compete successfully will depend to a large extent on their ability to respond quickly and adapt to technological changes and advances in their industry and markets. There can be no assurance that they will be able to keep pace, or will have the financial resources to keep pace, with the technological demands of the marketplace.

The Company operates in countries with significant political, social and economic uncertainties which might have a material adverse effect on its operations in these areas.

      The Company operates in Russia and the Republic of Georgia, and other selected emerging markets. These countries face significant political, social and economic uncertainties that could have a material adverse effect on its operations in these areas. These uncertainties include:

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

      Many of the countries in which the Company operates, particularly in Russia and the Republic of Georgia where the Company derives most of its revenues, are lacking in standard Western management, accounting, financial reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

      The Company has continued its efforts to improve its management, accounting, financial reporting and business operations processes. However, the Company’s liquidity constraints have, and are likely to continue to limit the size of the workforce the Company can engage to implement improvements to its management and accounting, reporting and business operations processes.

      As part of its restructuring, the Company has recruited Charlotte, North Carolina based headquarters personnel. These personnel replaced the New York City personnel whom were historically engaged in preparation of financial statements and reports. The Company may, however, experience delays or difficulties in implementing these plans that could hamper its ability to collect timely and accurate information from its business operations.

The Company faces unusual economic and legal risks by operating abroad.

      The Company has invested all of its resources in operations outside of the United States. The Company is exposed to a number of risks by investing in foreign countries including:

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks,

•	increases in taxes and governmental royalties and involuntary changes to its licenses issued by, or contracts with, foreign governments or their affiliated commercial enterprises,

•	changes in foreign and domestic laws and policies that govern operations of overseas-based companies,

•	amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of the Company’s business ventures and subsidiaries,

•	criminal organizations in certain of the countries in which the Company operates that could threaten and intimidate our businesses. The Company cannot assure you that pressures from criminal organizations will not increase in the future and have a material adverse effect on its operations,

•	high levels of corruption and non-compliance with the law exist in many countries in which the Company operates businesses. This problem significantly hurts economic growth in these countries and the ability of the Company to compete on an even basis with other parties, and

•	official data published by the governments of many of the countries in which it operates is substantially less reliable than that published by Western countries.

Laws restricting foreign alliances, partnerships and investments in the telecommunications industry could adversely affect the Company’s operations in these countries.

      Laws restricting foreign alliances, partnerships and investment in the field of communications and information industries may also materially and adversely affect the Company. Some countries in which the Company operates have extensive restrictions on foreign alliances, partnerships and investments in the communications field and information industries. There is no way of predicting whether additional limitations will be enacted in any of the Company’s markets, or whether any such law, if enacted, will force the Company to reduce or restructure its ownership interest in any of its ventures or modify or terminate its alliances and partnerships. If additional limitations are enacted in any of the Company’s markets and the Company is required to reduce or restructure its ownership interests in or relationships with any ventures, it is unclear how this reduction or restructuring would be implemented, or what impact this reduction or restructuring would have on the Company and on its financial condition or results of operations.

Fluctuations in currency exchange rates in the countries in which the Company operates could negatively impact the Company’s results of operations in these countries.

      The values of the currencies in the countries in which the Company operates fluctuate, sometimes significantly. The Company currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time any of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Company. Also, revenues and cash available for dividends can be negatively affected should devaluation of the Russian Ruble or Georgian Lari occur.

The tax risks of investing in the markets in which the Company operates can be substantial and can make effective tax planning difficult, which could materially affect its financial condition.

      Taxes payable by the Company’s business ventures are substantial and the Company may be unable to obtain the benefits of tax treaties due to:

•	the documentary and other requirements imposed by the government authorities,

•	the unfamiliarity of those administering the tax system with the international tax treaty system of their country, or their unwillingness to recognize the treaty system, and

•	the absence of applicable tax treaties in certain countries in which the Company operates.

      The Company’s tax planning initiatives to reduce its overall tax obligations may be negated or impaired by the need to deal with these issues. Furthermore, the taxation systems in the countries in which the Company operates are at early stages of development and are subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In some instances, new taxes and tax regulations have been given retroactive effect, which further complicates effective tax planning.

Commercial and corporate legal structures are still developing in the Company’s target markets, which create uncertainties as to the protection of its rights and operations in these markets.

      Commercial and corporate laws in Russia and the Republic of Georgia are less developed or clear than comparable laws in the United States and the countries of Western Europe. These laws remain subject to frequent changes, preemption and reinterpretation by local or administrative regulations, and by administrative officials. There may also be inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. In some cases, laws are imposed with retroactive force and punitive penalties. In other cases, laws go un-enforced. The Company cannot assure you that the uncertainties associated with the existing and future laws and regulations in these markets will not have a material adverse effect on its ability to conduct its business and to generate profits.

      There is also significant uncertainty as to the extent to which local parties and entities, particularly government authorities, in the Company’s markets will respect the Company’s contractual and other rights and also the extent to which the “rule of law” has taken hold and will be upheld in each of these countries. The courts in many of the Company’s markets often do not have the experience, resources or authority to resolve significant economic disputes and enforce their decisions, and may not be insulated from political considerations and other outside pressures. The Company cannot assure you that the licenses held by its businesses or the contracts providing its businesses access to the airwaves or other rights or agreements essential for operations will not be significantly modified, revoked or canceled without justification. If that happens, the Company’s ability to seek legal redress may be substantially delayed or even unavailable in such cases.

The Telecommunication laws of Russia are evolving and may be difficult or financially material to the Company to comply with such changes.

      On January 1, 2004, a new Russian law on Communications (the “2004 Law”) came into effect. The 2004 Law outlines the regulatory framework for the telecommunications industry and clarifies certain areas of Russian telecommunications law, such as interconnection and licensing. It sets forth general principles for the right to carry on telecommunications activities, describes government involvement in telecommunications regulation and operation, establishes the institutional framework involved in regulation and administration of telecommunications, and deals with various operational matters, such as ownership of networks, protection of fair competition, interconnection, privacy and liability. Separate legislation and administrative regulations implement this institutional framework.

      The 2004 Law introduces a Universal Service Fund (“USF”), which will result in higher taxes for all operators, including PeterStar. Under the 2004 Law, all telecom operators will be expected to contribute to the USF, but clarity as to how the USF will be collected and administered is not yet available. The amount payable by each operator is not specified in the 2004 Law. However, the Ministry of Communications has stated that it will not exceed 3% of a company’s revenues. It is expected that the USF will not be operatable before 2005.

      The 2004 Law also introduces the “significant operator” concept. Significant operators are defined as those companies which generate either more than 25% of traffic or possess more than 25% of the local infrastructure. Significant operators may not refuse to provide interconnect services and interconnect rates should be public and equal for all operators. This change will make it more difficult for regional operators to discriminate against competitors in order to protect their own operations, which could have an impact on PeterStar’s operations.

      The 2004 Law also makes the telecommunications licensing process more transparent. Licenses must be issued with frequencies attached to them. Frequencies are to be sold through tenders or auctions and licenses must be issued within thirty days if the frequencies are available.

      We cannot predict with any certainty how the 2004 Law will affect us. We expect a period of confusion and ambiguity as regulators interpret the legislation. We cannot predict with any certainty whether we will face additional costs associated with the implementation of the 2004 Law.

Russian law may hold the Company liable for the debts of its business ventures, which could have a material adverse effect on its financial condition.

      Generally, under the Civil Code of the Russian Federation and the Law of the Russian Federation on Joint Stock Companies, shareholders in a Russian joint stock company are not liable for the obligations of the joint stock company, and only bear the risk of loss of their investment. However, if a parent company has the capability under its charter or by contract to direct the decision-making of a subsidiary company, the parent company will bear joint and several responsibility for transactions concluded by its subsidiary in carrying out its direction. In addition, a parent company capable of directing the actions of its subsidiary is secondarily liable for its subsidiary’s debts if the subsidiary becomes insolvent or bankrupt as a result of the action or inaction of its parent. In this instance, other shareholders of the subsidiary could claim compensation for the subsidiary’s losses from the parent company that caused the subsidiary to take action or fail to take action, knowing that this action or failure to take action would result in losses. It is possible that the Company may be deemed to be this type of parent company for some of its business ventures, and could therefore be liable in some cases for the debt of these business ventures, which could have a material adverse effect on the Company.

The Company has shareholder interests in countries where the laws may not adequately protect shareholder rights.

      Shareholders have limited rights and legal protections under the laws in many of the countries in which the Company operates. The concept of fiduciary duties on the part of management or directors to their companies is also new and is not well developed. In some cases, the officers of a company may take actions without regard to or in contravention of the directions of the shareholders or the board of directors appointed by the shareholders. In other cases, a shareholder’s ownership interest may be diluted without its knowledge or approval or even erased from the shareholder’s ownership registry. The Company cannot assure you that it could obtain legal redress for any such action in the court systems of these countries.

The Company could incur environmental liabilities as a result of its past divestitures, the costs of which could materially affect its results of operations.

      The Company has been in operation since 1929 through its predecessors and, over the years, has operated in diverse industries within the United States including equipment, sporting goods and furniture manufacturing, sheet metal processing, and trucking. The Company has already divested all of its non-communications and non-media-related operations. However, in the course of these divestitures, it has retained certain indemnification obligations for environmental cleanup matters. In one case, the Company has undertaken specific clean up activities at a contaminated parcel. It could incur additional cleanup obligations with respect to environmental problems at other locations that so far have remained undetected. Furthermore, its obligation to clean up could arise as a result of changes in legal requirements since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure you that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

Legal proceedings could adversely affect the Company’s financial condition.

      The Company is involved in several legal and regulatory matters that could adversely affect the Company’s financial condition. See “Item 3: Legal Proceedings”.

      The Company has had discussions with the United States Justice Department and Securities and Exchange Commission (the “SEC”) regarding the fact that certain personnel engaged in conduct that may have violated foreign and United States laws, including the Foreign Corrupt Practices Act. This conduct, which involved certain of the Company’s business ventures in the Commonwealth of Independent States, was the subject of an investigation by special outside counsel. The last time that the Company engaged, whether directly or indirectly through its legal counsel, in discussions with the United States Justice Department and Securities and Exchange Commission regarding the matters referred to above was in the First Quarter of 2003.

      The Company has concluded that the transactions were not material to the Company’s historical results of operations or financial condition, and management currently does not anticipate any restatement of the Company’s past financial results. The Company cannot predict with any certainty whether, as a result of its disclosures, the Justice Department or the SEC will commence formal civil or criminal investigations. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations. See “Item 3: Legal Proceedings”.

      The Company is involved in several regulatory matters in connection with its Defined Benefit Plans. The Company has undertaken remedial efforts and reported its lack of compliance with certain ERISA and Internal Revenue Code provisions to the Pension Benefit Guaranty Corporation and the Internal Revenue Service. While the Company believes that the measures it has undertaken are sufficient to bring it into compliance with all legal requirements, it is possible that the Company could be assessed a fine, penalty or directed to undertake an action sufficient to have a material adverse effect on its financial condition. See “Item 3: Legal Proceedings”.

      A complaint was filed against the Company in the Court of Chancery of the State of Delaware. The plaintiff is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks a proper purpose. The Company is preparing to defend its position in court. The parties anticipate that the trial in this case can be scheduled by the Court as early as August 2004. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations. See “Item 3: Legal Proceedings”.

      In addition, several stockholders of the Company have commenced derivative actions against some of the current and former officers and directors of the Company. The Company has agreed to indemnify its officers and directors to the extent not prohibited by law. See “Legal Proceedings.”

      In light of the Company’s current liquidity issues and limited cash resources, the future costs of defense or settlement of any of these or any other legal or regulatory proceedings could be material, and could adversely affect the future cash flows of the Company.

Special Note Regarding Forward-Looking Statements

      Any statements in this document about the Company’s expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often but not always made through the use of words or phrases like “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative of these words or phrases or other variations on these words or phrases or comparable terminology, or by discussions of strategy that involves risks and uncertainties.

      These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

•	liquidity issues facing the Company, and the restructuring of the Company,

•	the ability of the Company to consummate sales of its non-core businesses,

•	the ability to obtain the requisite consents for any sales of Company businesses;

•	the timing and structure of any sale of the Company’s businesses;

•	the consideration or values obtained by the Company for any businesses that are sold;

•	general economic and business conditions, which will, among other things, impact demand for the Company’s products and services,

•	competition from other communications companies or companies engaged in related businesses, which may affect the Company’s ability to enter into or acquire new businesses, or generate revenues,

•	political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Russia and the Republic of Georgia, which may affect the Company’s results of operations,

•	timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of these projects,

•	developing legal structures in Russia and the Republic of Georgia, which may affect the Company’s ability to enforce its legal rights,

•	cooperation of local partners in the Company’s communications investments in Russia and the Republic of Georgia, which may affect the Company’s results of operations,

•	exchange rate fluctuations,

•	license renewals for the Company’s communications investments in Russia and the Republic of Georgia,

•	the loss of any significant customers, or the deterioration of credit quality of the Company’s customers,

•	changes in business strategy or development plans,

•	the quality of management,

•	the availability of qualified personnel,

•	changes in or the failure to comply with government regulation or actions of regulatory bodies, and

•	other factors referenced in this document.

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

Item 2.	Properties

      The following table contains a list of the Company’s principal properties as of April 30, 2004:

	Number of

Description	Owned	Leased	Location

Office Space	—	1	Moscow, Russia
Office Space	—	1	Vienna, Austria*
Office Space	—	1	Charlotte, USA

      The Company’s management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

*	The Company filed notice with its landlord that it intends to vacate such premises by June 30, 2004.

      In addition, the Company’s business ventures own and lease properties in Northwestern Russia and the Republic of Georgia.

Item 3.	Legal Proceedings

Fuqua Industries, Inc., Shareholder Litigation

      In re Fuqua Industries, Inc. Shareholder Litigation, Del. Ch., Consolidated C.A. No. 11974, plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery on February 22, 1991 against Fuqua Industries, Inc. (predecessor company to The Actava Group), Intermark, Inc., the then-current directors of Fuqua Industries and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua Industries from Fuqua to Intermark and sought a judgment against the defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua Industries and Intermark in the absence of approval by a majority of Fuqua Industries’ disinterested shareholders. Subsequently, two similar actions, styled Behrens v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11988 and Freberg v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

      On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. After the motion was briefed, oral argument was held on November 6, 1996. On May 13, 1997, the Court issued a decision on defendants’ motion to dismiss, the Court dismissed all of plaintiffs’ class claims and dismissed all of plaintiffs’ derivative claims except for the claims that Fuqua Industries board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark) was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which

4.9 million shares of Fuqua Industries common stock were repurchased, allegedly both in furtherance of an entrenchment plan. On January 16, 1998, the Court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.

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

      On May 2, 2002, Chancellor Chandler issued a decision granting in part and denying in part plaintiff’s motion to compel production of documents. In his decision, the Chancellor determined that some of the documents as to which the Company had asserted the attorney-client privilege in the litigation would have to be produced, but declined to order the Company to produce documents for which the work product privilege had been asserted. The parties have completed document production and have participated in numerous depositions. Plaintiffs have submitted pre-trial orders to the defendants. On March 1, 2004, the defendants filed a motion for summary judgment seeking to dispose of the case in its entirety. In response, the plaintiffs have filed briefs in opposition to the motion for summary judgment. A trial date has not been scheduled by the court.

      The Company’s Directors and Officers liability insurance carrier for this litigation is Reliance Insurance Company. On May 29, 2001, Reliance consented to the entry of an Order of Rehabilitation by the Commonwealth Court of Pennsylvania. On October 3, 2001, the court ordered Reliance Insurance Company into liquidation. The current status of Reliance Insurance Company raises doubt concerning Reliance’s ability to reimburse the Company for any litigation expenses incurred by the Company in connection with this litigation.

Report to the Pension Benefit Guaranty Corporation (“PBGC”)

      The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation (“PBGC”). In June 2003, we notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan, (iii) that the Company had recently added extra contributions to one plan, and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not formally responded to our June 2003 notification but it may seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

Campbell Litigation

      On March 31, 2003, Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. In November 2002, the Company disposed of all assets and most liabilities of Snapper, Inc., but retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell expired on July 14, 2003. In light of Mr. Campbell’s death, his complaint has been amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell’s estate has been substituted as the plaintiff in this action. Also named as a defendant in this case is Briggs & Stratton, the company that manufactured the engine of the lawnmower. Discovery is ongoing in this case. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations. The Company has historically self-insured itself for product liability related claims; however, the Company does have stop-loss coverage for settlement damages in excess of $3.0 million. The stop-loss coverage does not apply to any legal fees that the Company may incur to defend itself.

Demand for Books and Records

      On January 8, 2004, a complaint was filed against the Company in the Court of Chancery of the State of Delaware. In the complaint Mr. McLaughlin, the plaintiff, is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks proper purpose and is preparing to defend its position in court. However, in order to minimize costs of a potential trial, the Company has entered into discussions with the plaintiff regarding the nature of information sought by him. The parties anticipate that the trial in this case can be scheduled by the Court as early as August 2004. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations.

     Georgian Matters

      The Company has received letters from, and has corresponded with, two Georgian individuals involved in the initial formation, approximately eight to ten years ago, of certain of the Company’s business ventures in the Republic of Georgia. These individuals allege that the Company has not fully complied with its obligations to them under certain contracts. In addition, the individuals have alleged that Company personnel may have violated the Foreign Corrupt Practices Act and possibly engaged in other improper or illegal conduct. However, the individuals have so far refused to specify details of the alleged violations and have provided no evidence in support of the allegations that they have made.

      The Company had entered into contracts with both of these Georgian individuals. The contract with one of these individuals entitles him to 5% of any dividends the Company receives from Telecom Georgia. The Company believes it has fully performed its obligations to date under this contract and has so informed the individual. The Company also believes that the fair value of the continuing dividend interest that the individual has in Telecom Georgia is not material. The contract with the other individual entitled him, assuming certain conditions are satisfied, to up to a 1% portion of the Company’s equity interest in certain of the Company’s business ventures in the Republic of Georgia, which the Company currently believes could only include Telecom Georgia, Ayety TV and Paging One (a now defunct paging company). In the first quarter of 2004, the Company entered into a settlement with the latter individual, which included a release by such individual of all claims to equity interests in any of the Company’s business ventures in the Republic of Georgia.

      As a matter of prudence and to ensure the claims of these Georgian individuals are properly considered, the Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into both the Company’s obligations under the contracts referred to above and the unspecified allegations of possible improper or illegal conduct referenced above, as well as to investigate the existence of other contractual obligations that the Company or its subsidiaries may have with regard to the Company’s Georgian business ventures.

      This investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation has not uncovered any specific factual support for the allegations regarding alleged improper or illegal conduct, nor has it uncovered any other contractual obligations that the Company or its subsidiaries may have with regard to their Georgian business ventures. Additionally, the Company does not believe that the investigation has uncovered any facts which would require the Company to amend or alter the report that it made to the United States Justice Department and the Securities and Exchange Commission in the first quarter of 2003 regarding possible violations of foreign and United States laws, including the FCPA. As previously disclosed, the Company has settled the contractual dispute with one of the Georgian individuals by entering into a settlement agreement with him. Due to the relatively low current fair value of the business subject to contract with the second Georgian individual and in view of the unspecific and unsupported nature of the individual’s allegations, the Company believes that these matters will not result in any material adverse effect on the Company’s business, financial condition or results of operations.

Indemnification Agreements

      In accordance with Section 145 of the General Corporation Law of the State of Delaware, pursuant to the Company’s Restated Certificate of Incorporation, the Company has agreed to indemnify its officers and directors against, among other things, any and all judgments, fines, penalties, amounts paid in settlements and expenses paid or incurred by virtue of the fact that such officer or director was acting in such capacity to the extent not prohibited by law.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      The American Stock Exchange (the “Exchange”) suspended the Company’s common stock from trading from November 26, 2002 until January 6, 2003. On February 25, 2003, the Company received notice from the staff of the Exchange indicating that the Exchange filed an application with the United States Securities and Exchange Commission on February 20, 2003, to strike the Company’s common stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003. From March 3, 2003 through September 23, 2003, the Company’s equity securities were quoted on the OTC Bulletin Board trading system (the “OTCBB”); however, on September 24, 2003, the Company’s common stock was removed from quotation from the OTCBB trading system because the Company was not then in compliance with NASD Rule 6530. Under Rule 6530 the Company was required to keep current with its periodic reporting filing requirements with the SEC. As a result, the Company’s common stock (OTCPK:MTRM) is traded only by means of the “Pink Sheets”.

      The following table sets forth the high and low bid quotations per common share as reported on the over-the-counter market from March 4, 2003 through December 31, 2003 and the high and low bid information as reported by the AMEX for prior periods.

	Market Price of Common Stock

	2003		2002

Quarter Ended	High	Low	High	Low

March 31	$0.07	$0.01	$0.90	$0.28
June 30	$0.15	$0.01	$0.34	$0.04
September 30	$0.21	$0.10	$0.12	$0.04
December 31	$0.21	$0.09	$0.15	$0.02

      Holders of Common Stock are entitled to such dividends as may be declared by the Company’s Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its common stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company’s future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends, including the contractual limitations set forth in the indenture for the Senior Notes and the certificate of designation for the Company’s existing Preferred Stock. In addition, the Company’s ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      As of April 30, 2004, there were approximately 6,547 record holders of common stock.

      The following table sets forth information regarding the Company’s equity compensation plans:

	Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities to Be		Compensation Plans
	Issued Upon Exercise of	Weighted-Average Exercise	(Excluding
	Outstanding Options,	Price of Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,082,850	$6.70	3,524,291
Equity compensation plans not approved by security holders	2,000,000	7.44	—

Total	4,082,850	$7.06	3,524,291

      The equity compensation plan not approved by security holders listed in the table above consists of two options to purchase shares of common stock of the Company granted to John Kluge and Stuart Subotnick. The options were granted on April 18, 1997, allowing each optionee to purchase 1,000,000 shares of common stock of the Company at a price of $7.44 per share. The options are fully vested and are exercisable until their expiration on April 17, 2007.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements, including the notes thereto, and the other consolidated financial data included elsewhere in this report. The consolidated statements of operations data and consolidated balance sheet data as of and for the five years ended December 31, 2003 are derived from our consolidated financial statements and the notes related thereto, which were audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and the report of KPMG LLP thereon, are included elsewhere in this report. The report of KPMG LLP contains an explanatory paragraph that states that the Company has suffered recurring operating losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in“Item 15: Exhibits, Financial Statements, Schedules and Reports on Form 8-K — Notes to Consolidated Financial Statements — Note (1) Basis of Presentation, Going Concern and Recent Developments.” The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

	Years Ended December 31

	2003	2002		2001	2000(6)	1999(7)

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$73,121	$65,112		$57,086	$79,213	$19,139
Asset impairment charges	—	6,728		—	—	14,252
Equity in income (losses) of and write-downs of investment in unconsolidated investees	14,298	(21,908)		(47,150)	(12,689)	(18,824)
Income (loss) from continuing operations before the cumulative effect of changes in accounting principles and discontinued components	138	(71,770)		(107,756)	(589)	(61,152)
Income (loss) from discontinued components(1)	8,306	(35,578)		(140,775)	(23,715)	(80,831)
Cumulative effect of changes in accounting principles	2,012 (2)	(1,127	)(3)	—	—	—
Net income (loss)	10,456	(108,475)		(248,531)	(24,304)	(141,983)
Net loss attributable to common stockholders	(7,031)	(124,749)		(263,539)	(39,312)	(157,343)
Income (loss) per common share — Basic and diluted:
Continuing operations before the cumulative effect of changes in accounting principles and discontinued components	$(0.18)	$(0.94)		$(1.30)	$(0.17)	$(1.02)
Discontinued components(1)	0.09	(0.38)		(1.50)	(0.25)	(1.07)
Cumulative effect of changes in accounting principles	0.02 (2)	(0.01	)(3)	—	—	—
Net loss	$(0.07)	$(1.33)		$(2.80)	$(0.42)	$(2.09)
Ratio of earnings to fixed charges(4)	n/a	n/a		n/a	n/a	n/a
Weighted average common shares outstanding	94,035	94,035		94,035	93,978	75,232
Dividends per common share	—	—		—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents(5)	$26,925	$26,467		$24,059	$70,856	$43,216
Total assets	226,966	290,148		469,721	736,119	776,854
Notes and subordinated debt	154,759	215,661		206,484	188,500	180,905
Redeemable preferred stock	207,000	207,000		207,000	207,000	207,000
Stockholders’ (deficiency) equity	(13,155)	(22,498)		90,776	343,676	384,935

(1)	On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. Management presently anticipates that the remaining non-core media businesses will be disposed of by June 30, 2004. In light of these events, the Company concluded that such businesses meet the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these entities have been presented as such within the consolidated financial statements. In addition to remaining non-core media business, certain other business disposed of during 2003 and 2002, including Snapper, Inc. and Metromedia China Corp., have been classified as discontinued business components in the consolidated financial statements. In addition, the Company recorded a $12.8 million charge in discontinued components in 1999, which represented the net present value of the payments to be made as a result of a settlement relative to litigation concerning certain entertainment group discontinued operations.

(2)	Effective January 1, 2003, the Company changed its policy regarding accounting for certain business ventures previously reported on a lag basis. All of the Company’s current operating business ventures with the exception of PeterStar have historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the years ended December 31, 2002, 2001, 2000 and 1999 includes the results for those business ventures for the twelve months ended September 30, 2002, 2001, 2000 and 1999, respectively. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Therefore, the financial results as of and for the twelve months ended December 31, 2003 reflect the change of bringing all business ventures off of the three month lag. As a result of this change, a $2.5 million decrease to beginning accumulated deficit was recorded, of which $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and the remaining $0.5 million is included in income from discontinued components for the twelve months ended December 31, 2003.

(3)	On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of applying the provisions of SFAS No. 142, the Company recorded a transitional impairment charge of $1.1 million in continuing operations and $15.7 million in discontinued operations as of January 1, 2002. Amortization of goodwill for the years ended December 31, 2001, 2000 and 1999 was $3.6 million, $4.9 million and $1.9 million, respectively. Goodwill amortization included in equity in losses and write-downs of investment in unconsolidated investees for the years ended December 31, 2001, 2000 and 1999 was $4.9 million, $5.1 million, $4.3 million, respectively.

(4)	For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for the cumulative effect of a change in accounting principle, minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on Preferred Stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were: $64.6 million; $105.4 million; $101.7 million; $85.4 million and $104.8 million, respectively.

(5)	Cash balances at the Company’s business ventures are generally only made available to the Company as a result of the declaration and payment of dividends by the ventures. Due to legal and contractual restrictions on the declaration and payment of dividends, such cash balances can not be readily accessed by the Company to meets it liquidity needs. Moreover, dividends require formal declarations to effect transfers to the Company. “See Item 1: Business — Risks Associated with the Company — The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results from Operations — Liquidity and Capital Resources.”

(6)	In October 2000, the Company sold its indirect 22% interest in Baltcom GSM for a total cash consideration of $66.3 million and recorded an after tax gain on the sale of $57.4 million.

(7)	The Company acquired PLD Telekom Inc on September 30, 1999 for 24.1 million shares of its common stock valued at $4.3125 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and the “Business” section included as Item 1 herein.

Liquidity and Capital Resources

The Company

      Overview. In the first quarter of 2003, the Company embarked on an overall restructuring of its business (the “Restructuring”). The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. In this Restructuring, the Company undertook to sell its non-core businesses, which at the beginning of the Restructuring included nine cable television networks, twenty radio broadcasting stations and various non-core telephony businesses located in Western, Central and Eastern Europe. Proceeds of these sales mitigated short-term liquidity concerns and provided capital for further core business development. Upon completion of the planned sales, the Company will emerge as a business with its principal attention focused on the continued development of its core telephony businesses in Northwest Russia and the Republic of Georgia. In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate.

      The Restructuring of business interests and corporate operations has progressed substantially and will soon be fully completed. The Company’s remaining non-core media businesses held for sale consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania. Sale of these remaining non-core businesses is expected within the first half of 2004. The Company has relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a significant reduction in its corporate personnel and office related expenditures. Further reductions in corporate overhead expenditures will follow the final disposition of all non-core operations. The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

      Both of these business ventures are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also intends to retain its ownership in Ayety TV, a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest. The Company expects that these businesses can be further developed to strengthen the market position of Magticom. The Company intends to use its corporate cash reserves to provide for the development of these core businesses, with the expectation that their future dividend distributions will be sufficient to meet, on a timely basis, the Company’s corporate overhead requirements and indebtedness interest payment obligations, including those associated with its $152.0 million aggregate principal (full accreted) 10 1/2% Senior Notes, due 2007 (the “Senior Notes”).

      The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on the distribution of earnings from its business ventures and subsidiaries and the repayments of principal and interest under its credit agreements with its business ventures and subsidiaries. The Company’s business ventures and subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. Cash balances at the Company’s business ventures are generally only made available to the Company as a result of the declaration and payment of dividends by the ventures. Due to legal and contractual restrictions on the declaration and payment of dividends, such cash balances can not be readily accessed by the Company to meets it liquidity needs. Moreover, dividends require formal declarations to effect transfers to the Company. See “Risks Associated with the Company — The Company is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results from Operations — Liquidity and Capital Resources.”

Liquidity Issues

      As of December 31, 2003 and April 30, 2004, the Company had approximately $25.6 million and $30.0 million, respectively, of unrestricted cash on hand. In addition, as of December 31, 2003, the Company’s consolidated business ventures held $1.4 million of cash. Furthermore, as of December 31, 2003, the Company’s unconsolidated business ventures had approximately $18.0 million of cash on hand, $17.6 million of which is held in banks in the Republic of Georgia.

      The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet on a timely basis its future corporate overhead requirements and interest payment obligations, associated with the Senior Notes. However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in selling any additional non-core businesses or that these sales, if they occur, will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

      Separately, the Company projects that it has sufficient corporate cash on hand to support the Company’s planned operating, investing and financing cash flows through the end of 2004, including the Company’s $8.0 million semi-annual interest payment due on September 30, 2004 on its Senior Notes. This projection does not include cash inflows that might reasonably arise from operating business venture dividend distributions or cash proceeds from the sale of the remaining non-core media businesses; either of which would further strengthen our current liquidity position.

      However, the Company does not believe that it has sufficient corporate cash on hand today to support the Company’s planned operating, investing and financing cash flows through March 31, 2005, including the Company’s $8.0 million semi-annual interest payment that is due on March 31, 2005 associated with its Senior Notes.

      If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide assurances at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders deficit and has suffered recurring operating losses and net operating cash deficiencies.

      See “Item 1: Business — Risks Associated with the Company” for a discussion of the liquidity issues facing the Company.

      The following represents contractual commitments associated with long-term debt, capital leases, and non-cancelable operating leases, net of any non-cancelable subleases, exclusive of interest payments (in thousands):

				Non-Cancelable
		Long-Term	Capital	Operating
	Total	Debt	Leases	Leases

2004	$1,723	$—	$1,634	$89
2005	1,516	—	1,427	89
2006	103	—	12	91
2007	152,120	152,026	—	94
2008	72	—	—	72
Thereafter	—	—	—	—
Less: amount representing interest	(340)	—	(340)	—

	$155,194	$152,026	$2,733	$435

      Prior to 2002, the Company had historically made significant capital infusions to fund acquisitions by its business ventures. In addition, the Company made capital contributions and loans to its business ventures for their capital expenditure and working capital requirements. Many of the Company’s business ventures require significant capital investment in order to construct, develop and maintain operational systems and market their services.

      The Company’s capital expenditure program for the twelve months ended December 2004 for its core businesses, inclusive of Magticom, is anticipated to approximate $25.4 million and the Company does not anticipate that corporate headquarters cash resources will be required to fund this program; that is, the Company believes that this amount will be funded by the cash reserves and operating cash flows of the respective business ventures.

      The Company currently anticipates that it will fund approximately $1.0 million into certain of its non-core media business ventures through the end of the first half 2004 in order for them to meet their working capital requirements.

      Certain of the Company’s non-core business ventures are experiencing continuing losses and negative operating cash flows. The ability of these non-core business ventures to execute their respective business plans is dependent upon attracting subscribers to their systems, selling commercial advertising time and controlling operating expenses. There can be no assurances that these non-core business ventures will have sufficient resources to execute their business plans. If the necessary resources are not available, the growth and continued viability of certain of these non-core business ventures may be impaired.

      Credit agreements between certain of these non-core business ventures and the Company are intended to provide such business ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the applicable business venture’s available cash flow, as defined, prior to any distributions of dividends to the applicable business venture’s equity holders. The credit agreements also often provide the Company contractual rights to appoint the general director of the business venture and the right to approve its annual business plan. Generally, advances under the credit agreements are made to the business ventures in the form of cash for working capital purposes.

Senior Notes

      In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its Senior Notes in exchange for PLD Telekom’s then outstanding senior notes and convertible subordinated notes. The Senior Notes accrue interest at the rate of 10 1/2% per year, payable semi-annually in cash. On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company (“Adamant”), in which the Company conveyed its ownership interest in certain of its businesses in Russia in exchange for, among other things, approximately $58.6 million, face value, of the Company’s Senior Notes held by Adamant. With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.

      The Senior Notes are general senior unsecured obligations of the Company, rank senior in right of payment to all existing and future subordinated indebtedness of the Company, rank equal in right of payment to all existing and future senior indebtedness of the Company and will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company’s subsidiaries, whether or not secured.

      The Senior Notes are redeemable at the sole option of the Company at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption.

      Upon the occurrence of a change of control of the Company (as such term is defined in the indenture for the Senior Notes (the “Indenture”)), the holders of the Senior Notes will be entitled to require the Company to repurchase their Senior Notes at a purchase price equal to 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase.

      The Indenture limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture also limits the ability of the Company to engage in consolidations, mergers and transfers of all or substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

Convertible Preferred Stock

      As of December 31, 2003 there were 4.1 million shares of the Company’s 7 1/4% cumulative convertible preferred stock (the “Preferred Stock”) par value $1.00 per share, outstanding. Each share has a liquidation preference of $50.00 plus accrued and unpaid dividends thereon.

      Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending December 31, 2004 will be $18.8 million, inclusive of the effects of compounding and assuming no payments of the dividends.

      Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of December 31, 2003, total dividends in arrears are $45.9 million. The holders of the Preferred Stock have no voting rights except that once dividends on the Preferred Stock were in arrears for six quarterly periods, the holders of the Preferred Stock, voting separately as a class, became entitled to elect two additional individuals to the Company Board. Such voting rights will continue until such time as the dividend arrearage has been paid in full. Beginning in late 2003 and continuing into 2004, the Company has had and continues to be in discussions with several holders of the Preferred Stock regarding the preferred stockholders’ right to elect two new directors to the Company’s Board.

Business Venture Support and Corporate Overhead Costs

      In 2003, 2002 and 2001, the Company expended $30.4 million, $28.7 million and $31.7 million, respectively on support of its business ventures and corporate overheads. The Company provides business development, marketing and financial reporting services to its operating units. The principal components of the Company’s corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other associated general and administrative costs (e.g., insurance and regulatory compliance costs).

      The Company anticipates that its 2004 corporate overhead costs will be significantly lower than what it incurred in 2003; however, the amount of the reduction cannot be reasonably quantified at this time.

      Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit to such reduction without losing ability to provide the appropriate level of management oversight. See Item 1. “Risks Associated with the Company. The Company has experienced a significant reduction in its personnel, including its executive ranks, which may affect the Company’s ability to develop and execute its business strategies and manage its operations.”

Guarantees and Commitments

      Benefit Plans. The Company sponsors two defined benefit pension plans, a supplemental retirement plan and a postretirement medical benefit plan for certain former employees of the Company (the “Benefit Plans”). The Company’s anticipated expenditures for the Benefit Plans are dependent on various assumptions regarding the ultimate obligation to be paid by the Company on behalf of the participants. Based on present assumptions, we expect 2004 benefits to be paid by these Benefit Plans to be $1.5 million, as compared with $1.6 million in both 2003 and 2002.

      The funding obligations for the Benefit Plans are also dependent on investment returns, discount rates and actuarial assumptions, including mortality rates, inflation and retirement age. Based on present assumptions, we expect our 2004 cash funding for the Benefit Plans to be $1.1 million, as compared to $2.2 million and $0.9 million in 2003 and 2002, respectively. However, we review our assumptions regularly and the Company may make contributions beyond those that are currently anticipated.

      As of December 31, 2003, the unfunded status of the Benefit Plans was $7.7 million as compared with $9.2 million as of December 31, 2002. The improvement in the unfunded status from December 31, 2002 to December 31, 2003, is attributable to actual return on plan assets and employer contributions being in excess of benefits paid pursuant to these Benefit Plans.

Access to Business Ventures’ Cash Balances

      The Company has invested in substantially all of its business ventures with local partners. In certain cases, the voting power and veto rights of its business venture partners may limit the Company’s ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, cash balances of the business ventures cannot be readily accessed without distribution of dividends, which require formal declarations to effect transfers to the Company. Furthermore, the dividend policy of Magticom must be approved by the Company’s partners and thus, is not under the Company’s exclusive control.

      Certain of the Company’s business ventures have from time to time been unable and may in the future be unable to prevent expenditures and commitments that do not provide full economic benefit to the business venture’s operations, although no such expenditures or commitments have been material to the Company’s historical results of operations and financial condition. Further, management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements. However, future transactions may impact the amounts that the Company will be able to repatriate from those business ventures. In light of the Company’s current liquidity issues and limited cash resources, any limitation on the Company’s ability to repatriate amounts from those business ventures could adversely affect its future cash flows.

Discussion of Changes in Financial Position

      The Company’s current ratio, defined as total current assets divided by total current liabilities, improved to 1.2 from 1.0 as of December 31, 2003 and 2002, respectively, after experiencing a decline to 1.0 from 1.1 as of December 31, 2002 and 2001, respectively. Excluding current assets and liabilities of discontinued components, the Company’s current ratio was 1.3, 1.2 and 0.9 as of December 31, 2003, 2002 and 2001, respectively. The improvement in the current ratio during 2003 reflects the favorable impact of the non-core business sales along with the cash distributions from Magticom, in the form of loan repayments and dividend distributions. The receipt of these proceeds has allowed the Company to fund its operations to meet its current obligations on a timely basis while maintaining an overall positive current ratio. A summary of our cash flows from continuing operations is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Cash flows used in operating activities	$(19,464)	$(25,360)	$(21,814)
Cash paid for the acquisition of property, plant and equipment	$(16,447)	$(13,694)	$(10,504)
Cash provided by (used in) investing activities	$13,163	$(626)	$(13,582)
Cash (used in) provided by financing activities	$(9,961)	$630	$(9,368)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Cash Flows from Operating Activities

      Cash used in operating activities for the year ended December 31, 2003 was $19.5 million, a decrease of $5.9 million from cash used in operating activities for the year ended December 31, 2002. The $5.9 million favorable change reflected the net impact of improvement in cash flows of $75.2 million provided by the results from continuing operations, a $79.0 million unfavorable change in non-cash items and a $9.8 million favorable change in cash flows due to changes in operating assets and liabilities.

      Non-cash items decreased by $79.0 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002. During the year ended December 31, 2003 the Company recognized a gain on the retirement of debt of $24.6 million. In 2003, the Company also realized a $36.2 million decrease in the equity in income (losses) and write-down of investment in unconsolidated investees principally due to an impairment charge of $27.1 million recorded against the Company’s investment in Comstar during the year ended December 31, 2002 and increased equity in earnings attributable to Magticom. The other significant components include a decrease in the accretion of debt discount of $5.3 million, a decrease in asset impairment charges of $6.7 million and a decrease in cumulative effect of changes in accounting principles of $3.1 million.

      The $9.8 million favorable change in cash flows is principally due to changes in operating assets and liabilities for the year ended December 31, 2003 as compared to the year ended December 31, 2002, the Company experienced a $2.9 million favorable change in other assets and liabilities and a $7.8 million favorable change in accounts payable and accrued expenses, which was partially offset by a $0.9 million unfavorable change in accounts receivable.

Cash Flows from Investing Activities

      Cash provided by investing activities for the year ended December 31, 2003 was $13.2 million as compared to cash used in investing activities of $0.6 million for the year ended December 31, 2002. The year over year improvement is primarily due to additional proceeds, of $5.7 million in 2003 from the sale of a business as well as incremental receipts from equity ventures of $9.2 million. The incremental receipts from equity ventures reflects payments under a credit line with Magticom and its dividend distributions. These amounts were partially offset by $2.7 million in additional capital spending, primarily at PeterStar.

Cash Flows from Financing Activities

      Cash used in financing activities for the year ended December 31, 2003 was $10.0 million as compared to cash provided by financing activities of $0.6 million for the year ended December 31, 2002. The unfavorable change in financing cash flows in 2003 is due to additional distributions of dividends to minority shareholders and net unfavorable cash flow related to borrowings and debt payments of $6.3 million on a year over year basis. The dividend distributions are to the minority shareholders of Telcell Wireless (the direct holding company of the Company’s ownership interest in Magticom) and PeterStar.

Cash Flows from Discontinued Components

      Cash provided by discontinued components decreased to $16.3 million for the year ended December 31, 2003 as compared to $27.8 million for the year ended December 31, 2002. During the year ended December 31, 2002, the Company received net cash proceeds from the sale of Snapper of $15.6 million. In addition, during 2002, the Company received $4.9 million and $3.1 million related to the settlement of certain claims and taxes, respectively, related to former business ventures. During the year ended December 31, 2003, the Company received $6.0 million, $5.0 million and $4.5 million related to the sale of Snapper, the Adamant transaction and the sale of Technocom, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Cash Flows from Operating Activities

      Cash used in operating activities for the year ended December 31, 2002 was $25.4 million, an increase in cash used in operating activities of $3.5 million from the same period in the prior year.

      Net loss includes significant non-cash items such as loss on dispositions of businesses, depreciation and amortization, equity in losses of investees, accretion of debt discount, asset impairment charges and income allocable to minority interests. Excluding discontinued components, disposition of businesses and asset impairment, non-cash items decreased $42.7 million to $54.3 million from $97.0 million for the years ended December 31, 2002 and 2001, respectively. Changes in operating assets and liabilities decreased cash flows for the year ended December 31, 2002 by $7.8 million and decreased cash flows for the year ended December 31, 2001 by $11.5 million.

Cash Flows from Investing Activities

      Cash used by investing activities for the year ended December 31, 2002 was $0.6 million as compared to cash used in investing activities of $13.6 million for the year ended December 31, 2001. The year over year improvement in investing activity cash flow primarily reflects cash generated in 2002 from sale of businesses, an increase in distributions from equity accounted businesses during the year as compared to 2001 and overall reduction in investments in and advances to business ventures. The positive impact on cash for these items year over year was partially offset by increased additions in 2002 in property, plant and equipment at PeterStar and Ayety.

Cash Flows from Financing Activities

      Cash generated by financing activities was $0.6 million for the year ended December 31, 2002, compared to cash used in financing activities of $9.4 million, for the year ended December 31, 2001. Financing cash flows improved in 2002 due to borrowings, net of payments, by subsidiaries and the cessation of dividend payments on the Company’s Preferred Stock, offset slightly by minor increases in distributions of dividends to minority interests.

Inflation and Foreign Currency

      The effects of inflation in the respective markets that the Company’s business ventures operate, is reflected with the Company’s business ventures financial results as effects of foreign currency fluctuations.

      During 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluations of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia has improved, the long-term prospects for complete recovery for the economies of Russia and the Republic of Georgia remain unclear. The devaluation of many of the currencies in the region in 2000 and 2001 was not as marked as in previous years and in 2003 many currencies strengthened against the U.S. Dollar; however the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by the Company’s business ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could materially negatively impact the financial performance of the Company.

      The Company currently does not hedge against exchange rate risk and therefore could be materially negatively impacted by declines in exchange rates between the time one of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Company. The ability of the Company to hedge is somewhat limited as the Company’s most significant operations are in Russia and the Republic of Georgia. The Russian Ruble and the Georgian Lari are not readily convertible outside Russia and Georgia, respectively.

      The Company’s strategy is to minimize its foreign currency risk. Whenever possible, the Company bills and collects revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. However, due to the strengthening of the Russian Ruble, effective September 1, 2003 PeterStar began billing and collecting in Russian Rubles; provided that, included within the terms of the majority of contracts with businesses, PeterStar has retained the right to change the billing currency should PeterStar deem the circumstances warrant such a change. As a result, PeterStar changed its functional currency to the Russian Ruble effective October 1, 2003. In addition, due to changes in its principal liabilities, Magticom changed its functional currency to the Georgian Lari effective April 1, 2003.

      The Company’s business ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Company’s subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase.

      The following table provides information about our principal financial instruments denominated in Russian Rubles and presents such information in US dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates.

	December 31,	December 31,	December 31,
	2003	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$1,233	$4,473	$549
Accounts receivable, net	893	703	724
Prepaids and other assets	447	1,060	1,533

CURRENT LIABILITIES
Accrued expenses	206	318	802

Closing foreign currency exchange rate	29.45	31.78	30.14

      In addition to the above exposure to changes in the exchange rate of the Russian Ruble, the Company is exposed for its investments in the Republic of Georgia, principally Magticom, for changes in the exchange rate of the Georgian Lari. The Company’s net investment in Magticom as of December 31, 2003, 2002 and 2001 totaled $34.7 million, $30.5 million and $24.5 million, respectively.

Asset Impairment and Restructuring Charges

      The following table summarizes the components of the asset impairment charges related to continuing operations recorded by the Company in the years ended December 31 (in thousands):

	2003	2002	2001

Goodwill and other intangibles	$—	$4,726	$—
Property and equipment	—	2,002	—
Consolidated asset impairment charges	—	6,728	—
Impairment charges included in equity in losses and write-downs of investment in unconsolidated investees	1,516	27,347	36,752

Total asset impairment charges	$1,516	$34,075	$36,752

2003 Impairment Charge

      In the year ended December 31, 2003, the Company recorded a non-cash charge to earnings of $1.5 million for the write-down of the Company’s investment in Cosmos TV, which has been included as a write-down of investment in unconsolidated investees. The Company received indications of value in relation to selling the Company’s interest in Cosmos TV, and evaluated the carrying value of Cosmos TV and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded an impairment charge of $1.5 million against the Company’s investment in Cosmos TV. Cosmos TV was sold subsequent to December 31, 2003.

2002 Impairment Charge

      The 2002 impairment charges of $6.7 million relating to consolidated ventures are reflected in the asset impairment and restructuring charge on the accompanying consolidated statement of operations. The Company determined the impairment charge based on expected cash flows.

      The 2002 impairment charges relating to unconsolidated ventures of $27.3 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations. Such charges related to the Company’s investments in Comstar and Kosmos TV. The Company evaluated the carrying value of each of these businesses and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded impairment charges against the license and goodwill carried as part of the carrying value of these businesses.

      Such charges are summarized in the following table (in thousands):

	Property	Intangibles,		Investments in
	and	Exclusive		and Advances to
	Equipment	of Goodwill	Goodwill	Business Ventures	Total

Comstar	$—	$—	$—	$27,105	$27,105
Ayety TV	650	937	2,818	—	4,405
Baltic Communications Ltd.	1,352	—	—	—	1,352
Other	—	—	971	242	1,213

Totals	$2,002	$937	$3,789	$27,347	$34,075

2001 Impairment Charge

      For the year ended 2001, the impairment charges relating to unconsolidated ventures of $36.8 million are reflected in the equity in losses of and write-downs of investment in unconsolidated investees in the accompanying consolidated statement of operations. The impairments are principally related to Kosmos TV ($16.8 million), Telecom Georgia ($10.2 million) and BELCEL ($5.2 million).

      Included in selling, general and administrative expense for the year ended December 31, 2001 is a $0.3 million credit for the recovery of a previous restructuring charge.

Critical Accounting Policies

      The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, self-insured workers’ compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, or customers otherwise do not pay, additional allowances may be required.

Useful lives of property, plant and equipment are depreciated over periods generally ranging from two to ten years. Any reduction or increase in the estimated useful lives for a particular category of fixed assets could have material effect on our future results of operations.

The Company holds minority interests in certain of its business ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, using various discounted cash flow techniques.

The Company’s business ventures’ telephony operations recognize revenues in the period the service is provided. Installation fees for cable television services are recognized as revenues upon subscriber hook-up to the extent direct selling costs are incurred. Installation fees in excess of direct selling costs are deferred and recognized over the expected life of the customer relationship. Installation fees for telephony operations are deferred together with the related costs and amortized over the estimated term of a customer relationship. Installation costs in excess of installation fees are recognized as expense in the period incurred.

Commencing from the adoption of Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Company performs goodwill impairment testing annually as of December 31 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2003, the Company concluded that for all reporting units the fair value is in excess of the respective carrying amounts.

The Company assesses its level of control over the operating and financial decisions of its business ventures when determining whether to account for their operations as either cost method, equity method or consolidation method entities. The assessment considers all relevant facts including the Company’s legal voting interests, the existence of protective or participating legal rights of other parties and the Company’s actual involvement in the ordinary course decision making of the businesses. The Company monitors changes in its level of control due to changes in ownership percentages as well as external factors that may affect its influence or control and responds accordingly.

The Company recognizes liabilities for estimated future obligations for pension and medical benefit obligations. Such liabilities are based upon actuarial analysis which is influenced by a variety of estimates including mortality rates, estimated returns on investments, and a discount rate for future liabilities. The Company believes such estimates are reasonable.

Basis of Presentation

      The Company accounts for a portion of its business ventures under the equity method of accounting since it generally does not exercise control over such ventures. Under the equity method of accounting, the Company reflects the investments in and advances to business ventures, adjusted for distributions received and its share of the income or losses on the Company’s balance sheet. The income (losses) recorded represents the Company’s equity in the income (losses) of the business ventures. Equity in the income (losses) of the business ventures by the Company are generally reflected according to the level of ownership of the business venture by the Company until such business venture’s contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the business venture if the Company is the sole funding source of the business ventures.

      In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Accordingly, effective January 1, 2003, the Company changed its policy regarding the accounting for the business ventures previously reported on a three-month lag basis. All of the Company’s current operating business ventures with the exception of PeterStar, have historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the years ended December 31, 2002 and 2001 includes the results for those business ventures for the twelve months ended September 30, 2002 and 2001, respectively.

Segment Information

      The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees.

      The Company has operations in northwestern Russia and the Republic of Georgia. The Company’s reporting segments are comprised of (i) fixed telephony, (ii) wireless telephony and (iii) cable television.

      Consolidated fixed telephony is comprised of PeterStar. On October 1, 2003, PeterStar acquired the ownership rights BCL and prior to such date, BCL was an indirect wholly owned subsidiary of the Company.

      Unconsolidated wireless telephony is principally comprised of Magticom.

      Consolidated cable television is comprised of Ayety TV.

      In addition to these segments, the Company has other operating activities which are considered discontinued components.

      The Company’s reporting segments are comprised of (i) fixed telephony, (ii) wireless telephony and (iii) cable television. The Company’s segment information, including other unconsolidated operating segments, is set forth for the years ended December 31, 2003, 2002 and 2001 in the following tables (in thousands):

Segment Information

Year Ended December 31, 2003

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated

	(In thousands)
Consolidated
Revenues	$70,527	$—	$2,594	$—	$73,121
Cost of services	23,588	—	33	—	23,621
Selling, general and administrative	13,714	—	2,253	30,423	46,390
Depreciation and amortization	20,332	—	519	242	21,093

Operating income (loss)	$12,893	$—	$(211)	$(30,665)	$(17,983)

Unconsolidated Business Ventures
Revenues	$25,271	$74,001	$9,592
Cost of services	12,806	10,761	1,775
Selling, general and administrative	6,814	9,615	5,168
Depreciation and amortization	4,414	13,722	2,423

Operating income	$1,237	$39,903	$226

Net (loss) income	$(667)	$30,307	$1,266

Equity in (losses) income of and write-downs of investment in unconsolidated investees(1)	$(468)	$14,900	$(134)		14,298

Interest expense					(18,711)
Interest income					842
Gain on retirement of debt					24,582
Gain on disposition of business					12,762
Foreign currency loss					(518)
Other expense					(194)
Income tax expense					(5,945)
Minority interest					(8,995)

Income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles					138
Income from discontinued components					8,306
Cumulative effect of changes in accounting principles					2,012

Net income					$10,456

Note 1:	Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information

Year Ended December 31, 2002

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated

	(In thousands)
Consolidated
Revenues	$62,831	$—	$2,281	$—	$65,112
Cost of services	19,061	—	168	—	19,229
Selling, general and administrative	16,692	—	2,085	28,682	47,459
Depreciation and amortization	18,792	—	1,114	1,580	21,486
Asset impairment charges	1,352	—	4,405	971	6,728

Operating income (loss)	$6,934	$—	$(5,491)	$(31,233)	(29,790)

Unconsolidated Business Ventures
Revenues	$91,217	$54,582	$21,277
Cost of services	44,859	8,568	3,966
Selling, general and administrative	21,662	9,475	11,647
Depreciation and amortization	21,526	14,828	6,541
Asset impairment charge	440	750	—

Operating income (loss)	$2,730	$20,961	$(877)

Net (loss) income	$(2,319)	$19,025	$(2,814)

Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(29,187)	$7,021	$258		(21,908)

Interest expense					(22,297)
Interest income					1,413
Gain on disposition of business					5,675
Foreign currency gain					473
Other expense					(23)
Income tax expense					(776)
Minority interest					(4,537)

Loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles					$(71,770)
Loss from discontinued components					(35,578)
Cumulative effect of changes in accounting principles					(1,127)

Net loss					$(108,475)

Segment Information

Year Ended December 31, 2001

					Corporate,
	Fixed	Wireless	Cable	Radio	Other and
	Telephony	Telephony	Television	Broadcasting	Eliminations	Consolidated

	(In thousands)
Consolidated
Revenues	$55,071	$—	$2,015	$—	$—	$57,086
Cost of services	15,636	—	338	—	—	15,974
Selling, general and administrative	15,325	—	867	—	31,670	47,862
Depreciation and amortization	21,672	—	1,946	—	2,560	26,178

Operating income (loss)	$2,438	$—	$(1,136)	$—	$(34,230)	$(32,928)

Unconsolidated Business Ventures
Revenues	$92,019	$46,623	$23,880	$1,283
Cost of services	46,239	8,010	10,469	—
Selling, general and administrative	25,040	8,256	10,527	1,649
Depreciation and amortization	23,209	12,083	11,266	256

Operating (loss) income	$(2,469)	$18,274	$(8,382)	$(622)

Net (loss) income	$(9,141)	$15,435	$(14,050)	$(662)

Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(17,093)	$4,443	$(32,440)	$(2,060)		(47,150)

Interest expense						(20,920)
Interest income						2,622
Loss on disposition of businesses						(467)
Foreign currency gain						27
Other income						687
Income tax expense						(6,220)
Minority interest						(3,407)

Loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles						(107,756)
Loss from discontinued components						(140,775)
Cumulative effect of changes in accounting principles						—

Net loss						$(248,531)

Results of Operations

      The following discussion and analysis relates to our results of operations of both continuing and discontinued businesses for each of the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and the Consolidated Financial Statements and the notes related thereto that appear elsewhere in this document.

      In addition, included is a discussion of certain material non-consolidated operations. The Company believes that this discussion is helpful to developing an understanding of the factors contributing to the overall financial condition and results of operations.

      The discussion of the results of operations is organized as follows:

Consolidated Results

•	Consolidated Results of Operations for the Year Ended December 31, 2003 compared to the Consolidated Results of Operations for the Year Ended December 31, 2002

•	Consolidated Results of Operations for the Year Ended December 31, 2002 compared to the Consolidated Results of Operations for the Year Ended December 31, 2001

Unconsolidated Results

•	Results of Unconsolidated Operations for the Year Ended December 31, 2003 compared to the Results of Unconsolidated Operations for the Year Ended December 31, 2002

•	Results of Unconsolidated Operations for the Year Ended December 31, 2002 compared to the Results of Unconsolidated Operations for the Year Ended December 31, 2001

Discontinued Components Results

•	Results of Discontinued Components Operations for the Year Ended December 31, 2003 compared to the Results of Discontinued Components Operations for the Year Ended December 31, 2002

•	Results of Discontinued Components Operations for the Year Ended December 31, 2002 compared to the Results of Discontinued Components Operations for the Year Ended December 31, 2001

CONSOLIDATED RESULTS — CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

Fixed Telephony

      Consolidated fixed telephony is comprised of PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia. On October 1, 2003, PeterStar acquired the ownership rights of Baltic Communications Ltd. (“BCL”), a local and long distance telephony operator in St. Petersburg, Russia. Prior to October 1, 2003, BCL was an indirect wholly owned subsidiary of the Company. Accordingly, the results of PeterStar and BCL have been combined for historical reporting purposes.

      Revenues. Fixed telephony revenues increased by $7.7 million (12%) to $70.5 million for the year ended December 31, 2003 as compared to $62.8 million for the year ended December 31, 2002.

      This growth in revenues is driven by a $3.2 million increase in data and internet services, $3.0 million growth in carrier revenues and a $1.3 million increase in equipment and other telecom revenues. In addition, there were general increases in revenues associated with other products offered by PeterStar.

      The increase in data and internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. In addition, management believes that PeterStar has increased its share of the market for internet services. Management expects that it will continue to experience revenue growth for its data and Internet product portfolio; however, the rate of growth may decline due to competitive pressures. The increase in carrier revenues is partially due to favorable pricing on transit based billings which are not expected to continue on a long-term basis.

      The increase in equipment and other revenues is principally due to PeterStar’s efforts to market its high-speed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers, which has resulted in customers purchasing telephony equipment (digital PBX’s) directly from PeterStar. These marketing efforts have also resulted in 86% of new connections for the year ended December 31, 2003 utilizing the PeterStar digital fiber network versus 64% of new connections for the year ended December 31,

2002. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

      Such revenue increases were partially offset by the loss of a major customer at BCL, which resulted in a reduction of call revenue of $1.0 million.

      Gross margin. Fixed telephony gross margin increased by $3.2 million (7%) to $46.9 million for the year ended December 31, 2003 as compared to $43.8 million for the year ended December 31, 2002. Gross margin as a percentage of revenues was 67% for the year ended December 31, 2003 as compared to 70% for the year ended December 31, 2002.

      Gross margin increased principally due to revenue growth offset by lower margins on long distance traffic. The decrease in gross margin percentage is primarily due to lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic volume is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar’s interconnection costs have also increased, which is another factor that has caused PeterStar’s gross margin percentage to decline. As discussed previously, PeterStar has had success in marketing the use of its digital fiber network to its customer base, which management expects will halt the erosion of its gross margin in the short-term as PeterStar should be able to reduce its payments of third-party access fees associated with its historical reliance upon leased copper line telephone infrastructure.

      Overall, the BCL business contributed favorably to year-over-year fixed telephony gross margin as a percentage of revenues due to a change in BCL’s product mix; that is, BCL had low margin transit traffic being replaced by high margin data revenues year-over-year.

      Selling, general and administrative. Fixed telephony selling, general and administrative expenses decreased by $3.0 million (18%) to $13.7 million for the year ended December 31, 2003 as compared to $16.7 million for the year ended December 31, 2002. This decrease is principally due to a $2.0 million decrease in management fees, a $0.3 million decrease in advertising expenses and a $0.3 million decrease in taxes other than income. In addition, the Company was able to reduce certain duplicative costs, including a reduction in personnel costs and overhead incurred at BCL as a result of PeterStar’s acquisition of BCL on October 1, 2003. The Company expects some overall cost reductions in 2004 as a result of the acquisition; however, the growth initiatives of PeterStar should result in future period overhead expenditures exceeding the current levels.

      Asset impairment charge. The fixed telephony business segment incurred an asset impairment charge of $1.4 million in 2002 associated with the BCL business. This charge resulted from the Company’s analysis that indicated that the carrying value of BCL’s property and equipment exceeded the projected discounted cash flows of BCL. There was no such charge recorded in 2003.

      Depreciation and amortization. Fixed telephony depreciation and amortization expense increased by $1.5 million to $20.3 million for the year ended December 31, 2003 as compared to $18.8 million for the year ended December 31, 2002. This includes $6.6 million of license amortization each year allocated from corporate headquarters.

      This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to the prior year. Such increase was partially offset by the impairment of certain BCL fixed assets as of December 31, 2002, thereby creating a reduction in its fixed asset depreciable base when compared to prior year.

      With the exception of the allocated license amortization of $6.6 million, management expects that such trend will continue in the foreseeable future. During the fourth quarter of 2004, the allocated license will be fully amortized and the Company projects that the amortization expense for the allocated license will be $6.5 million in 2004.

Cable Television

      Consolidated cable television is comprised of Ayety TV, a cable television provider in Tbilisi, Georgia.

      Revenues. Cable television revenues increased $0.3 million (13%) to $2.6 million for the year ended December 31, 2003 from $2.3 million for the year ended December 31, 2002. The growth in revenue is primarily due to an 8% tariff increase that was put into effect in the third quarter of 2002, and a slight increase in the active subscriber base and the introduction of a high-speed internet service product offering.

      Gross margin. Cable television gross margin increased $0.5 million (24%) to $2.6 million for the year ended December 31, 2003 from $2.1 million for the year ended December 31, 2002. The increase is due to an increase in revenues and a decrease in programming expenses. Ayety switched to a format of programming with a higher percentage of channels offered in the Russian language that have a flat fee per month in lieu of the fees charged based on subscribers.

      Selling, general and administrative. Cable television selling, general and administrative expenses increased by $0.2 million (8%) to $2.3 million for the year ended December 31, 2003 compared to $2.1 million for the year ended December 31, 2002. Salaries increased by $0.2 million due to the business venture assuming payment for the General Director’s salary starting in June 2003 and increased salaries for network maintenance personnel. Prior to June 2003, the payroll costs for the General Director were included within the Company’s corporate overhead expenditures.

      Depreciation and amortization. Cable television depreciation and amortization expense decreased by $0.6 million to $0.5 million for the year ended December 31, 2003 from $1.1 million for the year ended December 2002. The decrease in depreciation is principally due to an impairment charge that was recorded in the third quarter of 2002, which reduced the overall fixed asset base. In addition, the network was constructed several years ago and, therefore, a number of fixed assets have become fully depreciated.

      Asset impairment charges. The cable television business segment incurred an asset impairment charge of $4.4 million in 2002 associated with the Ayety TV business. This charge resulted from the Company’s analysis that indicated the carrying value of long-lived assets including goodwill, intangibles and fixed assets exceeded the projected discounted cash flows of Ayety.

Other Consolidated Results

      Other consolidated results include the activities of the headquarters, which relate to executive, administrative, logistical and business venture support activities including corporate headquarters costs.

      Selling, general and administrative. Selling, general and administrative expenses increased $1.7 million (6%) to $30.4 million for the year ended December 31, 2003 as compared to $28.7 million for the prior year. The increase in selling, general and administrative expenses on a year-over-year basis is due to the incurrence of additional professional fees attributed principally to the Company’s restructuring initiatives and severance related expenses due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel in first quarter 2003. The Company recognized severance related charges of $3.6 million in the year ended December 31, 2003 and incurred incremental, restructuring-related professional and outside consulting fees of $1.0 million on a year over year basis. In addition, the Company recognized a $1.1 million one-time expense associated with exiting its New York City office facilities. These incremental costs were partially offset by reduced payroll and related benefits as well as a reduction in overall discretionary spending in the amount of $3.7 million as a result of the Company’s downsizing efforts. The Company anticipates that its 2004 corporate overhead costs will be significantly lower than what it incurred in 2003; however, the amount of the reduction cannot be reasonably quantified at this time.

      Depreciation and amortization. Depreciation and amortization decreased $1.4 million to $0.2 million for the year ended December 31, 2003 as compared to $1.6 million for the year ended December 31, 2002. This decrease was principally related to the impairment of certain intangibles in the fourth quarter of 2002, which had been recorded at the corporate level.

      Interest expense. Interest expense decreased $3.6 million to $18.7 million for the year ended December 31, 2003 as compared to $22.3 million for the year ended December 31, 2002. Interest expense is principally attributable to interest of the Senior Notes and debt incurred at PeterStar. The decrease is principally due to the reduction of the outstanding Senior Notes as a result of the Adamant transaction.

      Interest income. Interest income decreased by $0.6 million to $0.8 million for the year ended December 31, 2003 as compared to $1.4 million for the year ended December 31, 2002. The decrease in interest income is principally due to reduced rates of return on invested balances during the current year as compared to the prior year.

      Equity in income (losses) of and write-down of investment in unconsolidated investees. Equity in income (losses) of and write-down of investment in unconsolidated business ventures was income of $14.3 million for the year ended December 31, 2003 as compared to a loss of $21.9 million for the year ended December 31, 2002. The increase is principally the result of a $27.3 million charge to earnings in 2002 for the Company’s investments in Comstar and Kosmos TV during the year ended December 31, 2002 and the favorable year-over-year operating performance of Magticom. For further information on the ventures reported under the equity method, refer to the “Unconsolidated Results” section.

      Gain on retirement of debt. On April 24, 2003, the Company completed an exchange with Adamant Advisory Services of certain business ventures for, among other things, $58.6 million aggregate principal amount of the Company’s Senior Notes. The Company recognized a gain of $24.6 million related to the early extinguishment of the exchanged Senior Notes.

      Gain on disposition of businesses. Gain on disposition of businesses was $12.8 million for the year ended December 31, 2003 as compared to a gain of $5.7 million for the year ended December 31, 2002.

      For 2003, such gains on dispositions consist principally of Teleplus on November 21, 2003 ($0.7 million), Tyumenruskom on September 24, 2003 ($2.6 million) and Baltcom TV on August 1, 2003 ($9.3 million).

      For 2002, such gains on dispositions consist principally of Alma TV on May 24, 2002 ($1.7 million), CIBBV/ BELCEL on July 25, 2002 ($1.3 million) and OMCL/ CAT on August 27, 2002 ($2.4 million).

      Income tax expense. Income tax expense increased by $5.1 million to $5.9 million for the year ended December 31, 2003 as compared to $0.8 million for the year ended December 31, 2002. The income tax expense in 2003 and 2002 is principally from foreign income taxes on the operations of PeterStar and to a lesser extent BCL. In 2002, these taxes were partially offset by the recognition of $4.4 million in tax refunds at the corporate level related to alternative minimum tax (“AMT”) carrybacks. A March 2002 tax law change permitted the Company to carry back certain AMT losses generated in 2001 and 2002 to recapture amounts previously paid for AMT. The Company does not expect to recapture additional amounts in future years.

      Minority interest. Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and business ventures to its minority ownership interest.

      Minority interest increased by $4.5 million to $9.0 million for the year ended December 31, 2003 as compared to $4.5 million for the year ended December 31, 2002. The minority interest amount relates to the operations of PeterStar and Telcell Wireless (the direct holding company of the Company’s ownership interest in Magticom).

      Income (loss) from discontinued components. Income from discontinued components was $8.3 million for the year ended December 31, 2003 as compared to a loss of $35.6 million of the year ended December 31, 2002. In addition to the net losses from the operations of the discontinued ventures of $2.1 million in 2003 and $33.5 million in 2002, as further discussed in the section titled “Results of Discontinued Components Operations for the Year Ended December 31, 2003 compared to the Results of Discontinued Components Operations for the Year Ended December 31, 2002,” the Company recognized gains and losses on the dispositions of certain components in 2003 and 2002, as well as other activity associated with the discontinued ventures.

      During the twelve months ended December 31, 2003, the Company recognized a gain of $7.0 million, associated with sale of the Company’s Russian radio businesses in the Adamant transaction, a gain of $2.8 million related the sale of Technocom and a gain of $0.7 million for the final settlement for the sale of Snapper.

      During the twelve months ended December 31, 2002, the Company recognized a loss of $10.1 million associated with the sale of Snapper. In addition, the Company recognized income of $4.9 million and $3.1 million related to the settlement of certain claims of a former business venture and tax refunds, including related interest, relating to carry-back claims for previously disposed businesses, respectively.

      Cumulative effect of changes in accounting principles. The cumulative effect of a change in accounting principle of $2.0 million for the year ended December 31, 2003 represents the effect of the Company changing its accounting policy to recognize the results of operations of business ventures that were previously reported on a three-month lag to a real time basis. The cumulative effect of a change in accounting principle of $1.1 million for the year ended December 31, 2002 was due to the adoption of SFAS No. 142, which resulted in a transitional impairment charge at BCL.

CONSOLIDATED RESULTS — CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

Fixed Telephony

      Revenues. Fixed telephony revenues increased by $7.7 million (14%) to $62.8 million for the year ended December 31, 2002 as compared to $55.1 million for the year ended December 31, 2001.

      This increase was driven by a $4.5 million increase in local and long distance call revenue and $3.3 million increase in data and internet revenue. BCL had a reduction of revenues due to the loss of transit traffic of a major customer, partially offset by gains in data services.

      Gross margin. Fixed telephony gross margin increased by $4.4 million (11%) to $43.8 million for the year ended December 31, 2002 as compared to $39.4 million for the year ended December 31, 2001.

      This increase was due to higher revenues offset somewhat by higher interconnection tariff charges which had lower gross margins as a percent of revenues. Gross margin percentages were 70% for the year ended December 2002 and 72% for the year ended December 2001. The erosion in margins was primarily due to a higher proportion of lower-margin call revenue in 2002 than 2001.

      BCL had a growth in gross margin, which was achieved by substituting low-margin transit traffic with higher-margin products such as data services, connection and installation billings, and monthly fees charged for line access.

      Selling, general and administrative. Fixed telephony selling, general and administrative expenses increased by $1.4 million (9%) to $16.7 million for the year ended December 31, 2002 as compared to $15.3 million for the year ended December 31, 2001.

      Miscellaneous taxes, and other administrative costs caused this increase, which was partially offset by lower management fees in 2002.

      In addition, BCL recorded a bad debt write-off of approximately $0.9 million during 2002, which was partially offset by decreases in salaries and interest expenses.

      Depreciation and amortization. Fixed telephony depreciation and amortization expense decreased by $2.9 million to $18.8 million for the year ended December 31, 2002 as compared to $21.7 million for the year ended December 31, 2001. This includes $6.5 million of license amortization each year and $3.4 million goodwill amortization in 2001 allocated from Corporate headquarters.

      The decrease was principally due to the adoption of SFAS No. 142, which resulted in a reduction of goodwill amortization of $3.4 million. This reduction was partially offset by a $0.3 million increase in depreciation expense due to increased expenditures on expanding and updating the network.

Cable Television

      Revenues. Cable television revenues increased by $0.3 million (13%) to $2.3 million for the year ended December 31, 2002 as compared to $2.0 million for the year ended December 31, 2001. The increase primarily reflected the increase in subscribers on Ayety’s upgraded cable network which grew from 27 thousand at December 31, 2001 to 32 thousand at December 31, 2002, an increase of 15%, while ARPUs (“average revenue per unit” or customer) remained constant at $5.2 per subscriber per month in both years. At the end of 2002, the cable network had been fully upgraded to 860 MHz and covered 149,000 homes, providing the capacity to offer extended cable television package offerings as well as broadband internet.

      Gross margin. Cable television gross margin increased by $0.4 million (26%) to $2.1 million for the year ended December 31, 2002 as compared to $1.7 million the year ended December 31, 2001. This increase was due to the increased revenue and the fact that Ayety has moved its content towards less expensive Georgian and Russian content.

      Selling, general and administrative. Cable television selling, general and administrative costs increased by $1.2 million (140%) to $2.1 million for the year ended December 31, 2002 as compared to $0.9 million for the year ended December 31, 2001. The total reflected an increase in the cost of operating the business, particularly salaries and benefits and the cost of maintaining the networks.

      Depreciation and amortization. Cable television depreciation and amortization decreased $0.8 million to $1.1 million for the year ended December 31, 2002 as compared to $1.9 million for the year ended December 31, 2001. The decrease was indicative of the fact that certain network assets became fully depreciated during the year and due to the adoption of SFAS No. 142, which resulted in a reduction of amortization of certain intangibles of $0.5 million.

      Asset impairment charges. Cable television operations incurred asset impairment charges of $4.4 million in 2002. These charges reflect the Company’s assessment of the recoverability of long-lived assets including goodwill, intangibles and fixed assets.

Other Consolidated Results

      Selling, general and administrative. Selling, general and administrative expenses decreased $3.0 million (9%) to $28.7 million for the year ended December 31, 2002 as compared to $31.7 million for the prior year. This improvement principally reflected reductions in corporate overhead spending, including significantly reduced use of Metromedia Company’s personnel for corporate support services. The resulting savings were partially offset by expenditures on professional advisors and marketing efforts undertaken in connection with the Company’s restructuring. Minor reductions were also made in the work force providing support services to the Company’s operating business ventures as certain non-core business ventures were sold.

      During 2002, efforts to reduce conventional corporate overhead spending included reducing the Company’s reliance on Metromedia Company personnel for support services as well as corporate staff reductions in both the Company’s European and US corporate operations. In 2002, the Company utilized Metromedia Company personnel for certain support functions pursuant to a consulting services agreement that amounted to $0.8 million, whereas, in 2001 the Company utilized Metromedia Company for support services under a management agreement that amounted to $3.8 million.

      In 2002, the Company engaged both financial and legal advisors to assist the Company with its negotiations with representatives of the Senior Note holders, and as such, the Company incurred incremental professional fees of $1.2 million.

      Depreciation and amortization. Depreciation and amortization decreased $1.0 million to $1.6 million for the twelve months ended December 31, 2002 as compared to $2.6 million for the year ended December 31,

2001. This decrease was principally due to the adoption of SFAS No. 142, which resulted in a reduction of amortization of Goodwill recorded at the corporate level.

      Interest expense. Interest expense increased $1.4 million to $22.3 million for the year ended December 31, 2002 as compared to $20.9 million for the year ended December 31, 2001. Interest expense was principally attributable to interest on the Senior Notes and debt incurred at PeterStar.

      Interest income. Interest income decreased by $1.2 million, or 50%, to $1.4 million for the year ended December 31, 2002 as compared to $2.6 million for the year ended December 31, 2001. The decrease in interest income was principally due to a decrease in funds at corporate headquarters and reduced rates of return on invested balances during the current year as compared to the prior year.

      Equity in losses of and write-down of investment in unconsolidated investees. Equity in losses of and write-down of investment in unconsolidated business ventures was $21.9 million for the year ended December 31, 2002 as compared to $47.2 million for the year ended December 31, 2001.

      The write-down of investments in unconsolidated business ventures during the year ended December 31, 2002 were for Comstar ($27.1 million), and Kosmos TV ($0.2 million).

      The write-down of investments in unconsolidated business ventures during the year ended December 31, 2001 were for Telecom Georgia ($10.2 million), Kosmos TV ($16.8 million), BELCEL ($5.2 million) and a total of $4.5 million for other entities.

      In 2002, the write-downs were partially offset by equity in earnings of $5.4 million, primarily attributable to Magticom. In 2001, in addition to the write-downs, equity in losses totaled $10.5 million. For further information on the ventures reported under the equity method, refer to the “Unconsolidated Results” section.

      Gain on disposition of businesses. Gain on disposition of businesses was $5.7 million for the year ended December 31, 2002 as compared to a loss of $0.5 million for the year ended December 31, 2001.

      The gain was due to several business sales that occurred during the current year. The Company disposed of its interest in Alma TV and recognized a gain of $1.7 million on May 24, 2002. The Company disposed of its interest in CIBBV/ BELCEL and recognized a gain of $1.3 million on July 25, 2002. The Company disposed of its interest in OMCL/ CAT and recognized a gain of $2.4 million on August 27, 2002.

      Income tax expense. Income tax expense decreased by $5.4 million to $0.8 million for the year ended December 31, 2002 as compared to $6.2 million for the year ended December 30, 2001. The income tax expense was principally from foreign income taxes on the operations of PeterStar and to a lesser extent BCL. In 2002, these taxes were partially offset by $4.4 million in tax refunds at the Corporate level related to alternative minimum tax (AMT) carrybacks. A March 2002 tax law change permitted the Company to carry back AMT losses generated in 2001 and 2002 to recapture amounts previously paid for AMT tax. The Company does not expect to recapture additional amounts in future years. The taxes in 2002 were also favorably impacted by a reduced tax rate in Russia.

      Minority interest. Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest increased by $1.1 million to $4.5 million for the year ended December 31, 2002 as compared to $3.4 million for the year ended December 31, 2001. The minority interest amount principally related to the operations of PeterStar and Telcell Wireless (the direct holding company of Magticom).

      Loss from discontinued components. Loss from discontinued components was $35.6 million for the year ended December 31, 2002 as compared to a loss of $140.8 million for the year ended December 31, 2001. In addition to the net losses from the operations of the discontinued ventures of $33.5 million in 2002 and $139.5 million in 2001, as further discussed in the section titled “Results of Discontinued Components Operations for the Year Ended December 31, 2002 compared to the Results of Discontinued Components Operations for the Year Ended December 31, 2001,” the Company recognized a loss of $10.1 million on the disposition of Snapper during 2002. This amount was partially offset by income of $4.9 million and $3.1 million related to the settlement of certain claims of a former business venture and tax refunds, including related interest, relating to carry-back claims for previously disposed businesses, respectively. There were no such transactions during the year ended December 31, 2001.

      Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle of $1.1 million for the year ended December 31, 2002 was due to the adoption of SFAS No. 142, which resulted transitional impairment charge at BCL.

UNCONSOLIDATED RESULTS — RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

Fixed Telephony

      Unconsolidated fixed telephony is comprised of the Company’s 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the Republic of Georgia. Since the Company’s US GAAP investment is zero and there is no obligation to fund operations, the Company had not recorded any share of the losses of Telecom Georgia and does not deem Telecom Georgia’s current financial performance to be material. During the year ended December 31, 2002, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

      Revenues. Fixed telephony revenues decreased by $65.9 million (72%) to $25.3 million for the year ended December 31, 2003 as compared to $91.2 million for the year ended December 31, 2002. This decrease is principally attributable to the sale of the Company’s interests in Comstar, Teleport-TP and MTR Svyaz.

      Comstar, Teleport-TP and MTR Svyaz contributed additional incremental revenues of $46.8 million, $7.2 million and $1.3 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Gross margin. Fixed telephony gross margin decreased by $33.9 million (73%) to $12.5 million for the year ended December 31, 2003 as compared to $46.4 million for the year ended December 31, 2002. This decrease is principally due the sales of the Company’s interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

      Comstar, Teleport-TP and MTR Svyaz contributed additional incremental gross margins of $28.4 million, $1.7 million and $0.9 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Selling, general and administrative. Fixed telephony selling, general and administrative expenses decreased by $14.9 million (69%) to $6.8 million for the year ended December 31, 2003 as compared to $21.7 million for the year ended December 31, 2002. This decrease is principally attributable to the sale of the Company’s interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003.

      Comstar, Teleport-TP and MTR Svyaz incurred additional selling, general and administrative expenses of $12.0 million, $1.0 million and $0.3 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Depreciation and amortization. Fixed telephony depreciation and amortization expense decreased by $17.1 million to $4.4 million for the year ended December 31, 2003 as compared to $21.5 million for the year ended December 31, 2002. The reduction in depreciation and amortization is principally due to the sale of the Company’s interest in Comstar, Teleport-TP and MTR Svyaz in second quarter of 2003.

      Comstar, Teleport-TP and MTR Svyaz incurred incremental depreciation and amortization expense of $14.1 million, $0.2 million and $0.6 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Asset impairment charge. During the second quarter of 2002, Comstar wrote down certain assets totaling $0.4 million related to one of its locations. No such charge was incurred in 2003.

Wireless Telephony

      Unconsolidated wireless telephony is comprised of Magticom in Tbilisi, Georgia and Tyumenruskom in Tyumen, Russia. The Company owns effectively 34.5% of Magticom, which operates and markets mobile voice communications in the Republic of Georgia utilizing a GSM telephony infrastructure. The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interest in Tyumenruskom on September 24, 2003. During the year ended December 31, 2002, wireless telephony was also comprised of BELCEL. The Company disposed of its interest in BELCEL in July 2002.

      Revenues. Wireless telephony revenues increased by $19.4 million (36%) to $74.0 million for the year ended December 31, 2003 as compared to $54.6 million for the year ended December 31, 2002. This increase was primarily attributable to Magticom.

      Revenues at Magticom increased by $25.7 million (55%) to $72.1 million for the year ended December 31, 2003 compared to $46.4 million for the year ended December 31, 2002. This increase was driven by subscriber growth, an increase in international traffic and an increase in roaming and value added services. Subscribers totaled 242,000 at December 31, 2002 compared to 350,000 at December 2003, an increase of 45%.

      Tyumenruskom contributed additional incremental revenue of $3.3 million for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      BELCEL included revenues of $3.0 million for the year ended December 31, 2002.

      Gross margin. Wireless telephony gross margin increased by $17.2 million (37%) to $63.2 million for the year ended December 31, 2003 as compared to $46.0 million for the year ended December 31, 2002. This increase was due primarily to the increase in gross margin at Magticom.

      Gross margin at Magticom increased by $22.1 million (56%), from $39.6 million for the year ended December 31, 2002 to $61.7 million for the year ended December 31, 2003. Gross margin as a percent of revenues was consistent at 86% in 2003 and 2002. Magticom’s position as the market leader is allowing it to maintain its margins; however, it is expected that margins will eventually erode as competition intensifies in the region.

      Tyumenruskom contributed incremental gross margin of $2.4 million for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      BELCEL included gross margin of $2.5 million for the year ended December 31, 2002.

      Selling, general and administrative. Wireless telephony selling, general and administrative expenses increased by $0.1 million (1%) to $9.6 million for the year ended December 31, 2003 as compared to $9.5 million for the year ended December 31, 2002.

      Magticom’s selling, general and administrative expenses increased $1.9 million (27%) to $9.0 million for the year ended December 31, 2003 compared to $7.1 million for the year ended December 31, 2002. This increase was due primarily to increases in advertising and marketing expenses of $0.5 million, an increase in other taxes of $0.5 million and an increase of $0.3 million in professional fees.

      Tyumenruskom incurred additional selling, general and administrative expenses of $0.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      BELCEL included selling, general and administrative expenses of $1.1 million for the year ended December 31, 2002.

      Depreciation and amortization. Wireless telephony depreciation and amortization expense decreased by $1.1 million to $13.7 million for the year ended December 31, 2003 as compared to $14.8 million for the year ended December 31, 2002.

      Magticom’s depreciation and amortization increased by $0.2 million from $12.7 million for the year ended December 30, 2002 to $12.9 for the year ended December 31, 2003 primarily due to increases in fixed assets purchased during the year, which were offset by a reduction of the depreciable fixed asset base for assets purchased prior to March 31, 2003. Magticom changed its functional currency from the US Dollar to the Georgian Lari in the second quarter of the year.

      Tyumenruskom incurred additional depreciation and amortization expense of $0.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      BELCEL included depreciation and amortization expenses of $0.9 million for the year ended December 31, 2002.

      Asset impairment charges. During the fourth quarter of 2002, Magticom ceased using certain billing software. Accordingly, the Company recorded an impairment charge of $0.8 million.

Cable Television

      Unconsolidated cable television is comprised of Cosmos TV, a cable television provider in Minsk, Belarus in which the Company owned a 50% interest. The Company disposed of its interest in Cosmos TV in March 2004. During the year ended December 31, 2002, cable television was also comprised of Baltcom TV, Kosmos TV and Alma TV. The Company disposed of its interest in Baltcom in August 2003, its interest in Kosmos TV in April 2003 and its interest in Alma TV in May 2002.

      Revenues. Cable television revenues decreased by $11.7 million (55%) to $9.6 million for the year ended December 31, 2003 as compared to $21.3 million for the year ended December 31, 2002. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Alma TV.

      Baltcom TV, Kosmos TV and Alma TV contributed incremental revenue of $3.3 million, $5.0 million and $4.1 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Cosmos TV experienced revenue growth of $0.9 million primarily driven by growth of wired cable subscribers.

      Cost of services. Cable television cost of services decreased by $2.2 million (55%) to $1.8 million for the year ended December 31, 2003 as compared to $4.0 million for the year ended December 31, 2002. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Alma TV.

      Baltcom TV, Kosmos TV and Alma TV incurred additional costs of services of $0.8 million, $1.0 million and $0.5 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Selling, general and administrative. Cable television selling, general and administrative expenses decreased by $6.5 million (56%) to $5.2 million for the year ended December 31, 2003 as compared to $11.6 million for the year ending December 31, 2002. Such decrease is principally due to the disposal of Kosmos TV in and Alma TV.

      Baltcom TV, Kosmos TV and Alma TV incurred additional selling, general and administrative expenses of $1.9 million, $2.9 million and $1.6 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

      Depreciation and amortization. Cable television depreciation and amortization decreased by $4.3 million to $2.4 million for the year ended December 31, 2003 as compared to $6.5 million for the year ended December 31, 2002. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Alma TV.

      Baltcom TV, Kosmos TV and Alma TV incurred additional depreciation and amortization expenses of $0.8 million, $2.0 million and $1.3 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

UNCONSOLIDATED RESULTS — RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

Fixed Telephony

      Revenues. Fixed telephony revenues decreased by $0.8 million to $91.2 million for the year ended December 31, 2002 as compared to $92.0 million for the year ended December 31, 2001. This decrease was principally attributable to decreases in revenue at Comstar and Telecom Georgia, which were partially offset by an increase at Teleport-TP.

      Telecom Georgia’s revenues decreased $2.4 million, or 11%, to $19.6 million for the year ended December 31, 2002 from $22.0 for the year ended December 31, 2001. This decline is due to the loss of mobile call termination business and lower call traffic within Georgia. Revenue from outgoing international and CIS calls has also declined due to tariff pressures and increasing competition in the region. The decline was partially offset by increased incoming international call traffic, particularly from countries within the Commonwealth of Independent States (CIS).

      Comstar’s revenues for the year ended December 2002 decreased 7% for the year ended December 2001. Comstar’s revenues declined due to a loss of lower margin wholesale traffic as well as international and domestic long distance revenues. Wholesale revenue declines are the result of a combination of declining rates and minutes, while the international and domestic long distance revenue decline is more specifically due to rate declines. These declines were somewhat offset by modest gains in data revenues and monthly service fees for capacity.

      Gross margin. Fixed telephony gross margin increased by $0.5 million to $46.3 million for the year ended December 31, 2002 as compared to $45.8 million for the year ended December 31, 2001. This increase is principally due to the addition of Teleport-TP as an equity venture company for the second quarter of the year. Teleport-TP’s gross margin increased by $1.7 million for the year ended December 31, 2002. Teleport-TP was only accounted for as an equity venture company for the second quarter and was accounted for under the cost method for the third and fourth quarters of 2002.

      Telecom Georgia’s gross margin decreased $0.2 million or 3%, to $5.8 million for the year ended December 31, 2002 from $6.0 million for the year ended December 31, 2001.

      Comstar’s gross margin decreased 4% in 2002 from 2001. The decline in Comstar’s gross margin was not as significant as the decline in Comstar’s revenue since the decline in revenue was attributable primarily to the loss of low margin wholesale traffic. Also, gross margin was positively influenced by changes in Comstar’s revenue mix, with growth in higher margin data services and fees for monthly capacity.

      Selling, general and administrative. Fixed telephony selling, general and administrative expenses decreased by $3.4 million to $21.6 million for the year ended December 31, 2002 as compared to $25.0 million for the year ended December 31, 2001. This decrease was principally attributable to Comstar and Telecom Georgia.

      Comstar’s selling, general and administrative decreased 17% in 2002 from 2001. Significant reductions were made in all overhead areas, with the largest reductions occurring in the sales and marketing function and salaries and benefits.

      Telecom Georgia selling, general and administrative expenses decreased $1.7 million, or 31%, to $3.8 million for the year ended December 2002 from $5.5 million for the year ended December 2001. Compensation expense declined as a result of staff reductions in the first quarter of 2002 and smaller bonus payments in 2002. Also, satellite charges were lower in 2002 due to reductions in monthly fees and switching of some traffic to fiber. Finally, miscellaneous taxes were less than the prior year. This decrease was offset by income realized in 2001 from a reversal of bad debt expense that did not occur in 2002.

      Depreciation and amortization. Fixed telephony depreciation and amortization expense decreased by $1.7 million to $21.5 million for the year ended December 31, 2002 as compared to $23.2 million for the year ended December 31, 2001. The reduction in depreciation and amortization expense was principally due to goodwill at Telecom Georgia that was amortized in 2001 no longer being amortized in 2002.

      Comstar’s depreciation and amortization expense increased 4% in 2002 from 2001. This increase was due to the additional depreciation from an increased fixed asset base.

      Asset impairment charge. During the second quarter of 2002, certain fixed telephony assets, totaling $0.4 million were written off.

Wireless Telephony

      Revenues. Wireless telephony revenues increased by $8.0 million to $54.6 million for the year ended December 31, 2002 as compared to $46.6 million for the year ended December 31, 2001. This increase was primarily attributable to Magticom, the Company’s GSM wireless operator in Georgia. Revenues at Magticom increased by $11.4 million, or 33%, to $46.4 million for the year ended December 31, 2002 compared to $35.0 million for the year ended December 31, 2001. This increase was driven by subscriber growth. Subscribers totaled 242,000 at December 31, 2002 compared to 154,000 at December 2001, an increase of 57%. Magticom is the market leader in Georgia with the greatest subscriber count and largest coverage area. This increase was somewhat offset by lower roaming revenues.

      Tyumen’s revenues increased $0.9 million, 21% to $5.2 million for the year ended December 2002 compared to $4.3 million for the year ended December 31, 2001. Recurring monthly service revenues were up $1.4 million or 31%. This increase was partially offset by declines in connection fees and equipment sales.

      BELCEL was sold in July 2002; revenues decreased by $4.4 million for the year to $3.0 million for the year ended December 31, 2002 compared to $7.4 million for the 12 months ended December 31, 2001.

      Gross margin. Wireless telephony gross margin increased by $7.4 million to $46.0 million for the year ended December 31, 2002 as compared to $38.6 million for the year ended December 31, 2001. This increase was due primarily to the increase in gross margin at Magticom. Gross margin at Magticom increased by $9.7 million, or 32%, from $29.9 million for the year ended December 31, 2001 to $39.6 million for the year ended December 31, 2002. Gross margin as a percent of revenues remained consistent at 86% in 2002 and 2001. The company’s position as the market leader allowed it to maintain its margins; however, it is expected that margins will eventually erode as competition intensifies in the region.

      Tyumen’s gross margin increased 26% or $0.8 million from $3.1 million for the year ended December 31, 2001 to $3.9 million for the year ended December 31, 2002.

      BELCEL was sold in July 2002; gross margin declined $3.2 million to $2.5 million for the year ended December 31, 2002

      Selling, general and administrative. Wireless telephony selling, general and administrative expenses increased by $1.2 million to $9.5 million for the year ended December 31, 2002 as compared to $8.3 million for the year ended December 31, 2001. This increase was related to all three entities. Magticom’s selling, general and administrative remained consistent at $7.1 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

      Tyumen’s selling, general and administrative increased $0.4 million, or 57%, to $1.2 million for the year ended December 31, 2002 from $0.8 million for the year ended December 31, 2001. Salary and benefit expenses increased by $0.3 million due to salary increases to retain employees.

      BELCEL was sold in July 2002; selling, general and administrative expenses for the period increased by $0.7 million to $1.1 million for the year ended December 31, 2002. The increase was due to management fees that were eliminated in consolidation in 2001.

      Depreciation and amortization. Wireless telephony depreciation and amortization expense increased by $2.7 million to $14.8 million for the year ended December 31, 2002 as compared to $12.1 million for the year ended December 31, 2001. This increase was due principally to Magticom. Depreciation and amortization at Magticom increased by $2.9 million, or 30%, from $9.8 million for the year ended December 30, 2001 to

$12.7 million for the year ended December 31, 2002 due to depreciation on recently installed network infrastructure. Gross fixed assets increased $14.9 million, or 20% from December 31, 2001 to December 31, 2002.

      Tyumen’s depreciation and amortization expense increased $0.8 million, or 188%, to $1.3 million for the year ended December 31, 2002 compared to $0.4 million for the year ended December 30, 2001. The increase in depreciation and amortization was due to the depreciation of network infrastructure installed in late 2001 and during 2002.

      BELCEL was sold in July 2002; depreciation and amortization expense for BELCEL decreased by $0.9 million to $0.9 million for the year ended December 31, 2002 compared to $1.8 million for the year ended December 31, 2001.

      Asset impairment charges. During the fourth quarter of 2002, Magticom ceased using certain billing software and recognized an impairment charge of $0.8 million.

Cable Television

      Revenues. Revenues decreased by $2.6 million to $21.3 million for the year 2002 as compared to $23.9 million for 2001. Such decrease was principally due to the disposal of Alma-TV in the second quarter of 2002 and the abandonment of operations at Kamalak TV effective December 31, 2001. Alma-TV contributed an additional $3.1 million in revenues during 2001 as compared to 2002. Kamalak TV contributed $1.2 million in revenues during 2001. Excluding the impact of Kamalak and Alma TV, revenues for 2002 were $17.2 million, an increase of $1.7 million from 2001 as compared to 2002. The primary reason for the increase was revenue growth at both Kosmos TV and Baltcom TV.

      Revenues at Kosmos TV increased by $0.9 million to $7.0 million in 2002 from $6.1 million in 2001. The primary reason for the revenue growth was attributable to growth in subscriber numbers for the digital television subscription service “MMDS digital”. MMDS digital subscriber numbers grew from 12,000 at December 31, 2001 to 15,000 at December 31, 2001. The growth occurred against a background of an increasingly competitive market for pay-TV, with competition from both pay-TV operators such as NTV+, Comcor TV and Divo TV as well as a large number of traditional broadcast (free to air) channels owned by both the Russian state as well as other private business groups. Such competition resulted in management implementing rate reductions in the second half of 2002 to remain competitive. Kosmos TV was sold on April 25, 2003.

      Revenues in Baltcom TV increased by $0.6 million to $7.2 million in 2002 from $6.6 million in 2001, an increase of 10%. The revenue growth reflected the continued increase in wire line subscribers in Riga as well as the strong demand for the high speed broadband internet product that was launched in the second half of 2001. Homes passed on the HFC network increased from 145,000 at December 31, 2001 to 177,000 at December 31, 2002, while total subscribers increased from 87,000 to 101,000, an increase of 14%. However, ARPUs (“average revenue per unit” or subscriber) decreased by 7% from $6.6 per subscriber per year to $6.1 per subscriber per month. Internet revenues increased from $0.1 million in 2001 to $0.3 million reflecting growth in this product offering since its launch in 2001, with subscribers reaching 710 at December 31, 2001 and 1,452 at December 31, 2002.

      Cost of services. Cost of services decreased by $6.5 million to $4.0 million for the year 2002 as compared to $10.5 million for 2001. Such decrease was due in part to the disposal of Alma-TV and the abandonment of operations at Kamalak TV. Alma-TV incurred additional costs of services of $0.8 million during 2001 as compared to 2002. Kamalak TV incurred cost of services of $3.3 million during 2001 as compared to 2002. Excluding the impact of Kamalak and Alma TV, cost of services for 2002 were $3.5 million, an decrease of $2.4 million from 2001. The primary reason for the decrease was attributable to Kosmos TV and Baltcom TV.

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

      Selling, general and administrative. Selling, general and administrative expenses increased by $1.1 million to $11.6 million for the year 2002 as compared to $10.5 million for 2001. The movement includes the effects of disposal of Alma-TV and the abandonment of operations at Kamalak TV. Excluding the impact of Kamalak and Alma TV from 2002 and 2001 results, selling, general and administrative expenses for 2002 were $10.0 million, an increase of $1.8 million from 2001. The primary reason for the increase is attributable to Kosmos TV.

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

      Asset impairment charges. Cable television operations incurred an asset impairment charges of $21.0 million in 2001. The charges reflect the Company’s assessment of the recoverability of long lived assets. The amounts were incurred in respect of Kosmos TV ($16.8 million), Kamalak TV ($3.2 million) and Baltcom ($1.0 million).

DISCONTINUED COMPONENTS — DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE DISCONTINUED COMPONENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002.

Radio Broadcasting

      On April 24, 2003 the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company, of its ownership in certain of its business units in Russia for, among other things, approximately $58.6 million aggregate principal amount of the Company’s Senior Notes held by Adamant. As part of this transaction, the Company conveyed to Adamant its ownership interests in its Russian radio stations — ZAO SAC in Moscow and ZAO Radio Katusha in St. Petersburg.

      In addition, on May 5, 2003 the Company completed the sale of its ownership interests in Radio Georgia. Further, on September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core Radio businesses.

      The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Year Ended
	December 31,

	2003	2002

Radio
Revenues	$13,761	$17,734
Selling, general and administrative	15,285	17,148
Depreciation and amortization	1,769	1,730

Operating loss	(3,293)	(1,144)

Net loss	$(2,174)	$(1,601)

      Revenues. Radio broadcasting revenues decreased by $3.9 million (22%) for the year ended December 31, 2003 to $13.8 million as compared to $17.7 million for the year ended December 31, 2002. This decrease is principally due to the disposal of the Company’s interests in radio assets in Russia and in Georgia during the first half of 2003. Aggregated, the disposal of the Russian and Georgian assets accounted for a decrease in revenue of $7.9 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This decrease is partially offset by increased revenues at Country Radio, Metromedia Finland, Radio Juventus, and Trio Radio, as well as currency appreciation. A total of $2.0 million of the revenue increase was due to local currency appreciation to the US dollar, principally in Hungary, the Czech Republic, Finland and Estonia.

      Revenues at Country Radio increased by $0.3 million (21%) on a comparable currency basis for the year ended December 31, 2003 as compared to the year end December 31, 2002 due to a change of the sales house selling advertising in the station’s programming on an exclusive basis to national clients, resulting in improved terms of representation.

      On a comparable currency basis, year over year, revenues at Metromedia Finland increased by $0.6 million (46%) as a consequence of the growth of a newly launched radio station with steady audience ratings and a growing acceptance by advertisers as an effective advertising medium. In addition, the launch of two newly acquired stations during 2003 has facilitated improved performance.

      The comparable currency basis increase of $0.8 million (14%) on a year-to-year basis at Juventus included the effect of increased sales from non-owned network affiliate sales, the additional revenue from Sztar FM, which the company manages under a management agreement and the acquisitions of two stations in Miskolc, a key secondary market after Budapest.

      Trio Group recorded an increase in revenues of $0.2 million (13%) on a comparable currency basis for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily due to increases in agency revenue due to the exit of state TV from the advertising market as of August 2002, which resulted in an across-the-board increase in the pricing of advertising in electronic media. In addition, revenues were bolstered by an improvement in Trio’s revenue market share, resulting from hiring additional sales force in the third quarter of 2002.

      Selling, general and administrative. Radio broadcasting selling, general and administrative expenses decreased by $1.9 million (11%) for the year ended December 31, 2003 to $15.3 million as compared to $17.1 million for the year ended December 31, 2002. This decrease is primarily due to an incremental decrease of $4.4 million from the sale of the Russian and Georgian radio assets in the first half of 2003. This decrease is partially offset by and increase of $2.5 million due to unfavorable currency movements.

      Depreciation and amortization. Radio broadcasting depreciation and amortization expense increased $0.1 million to $1.8 million for the year ended December 31, 2003 as compared to $1.7 million for the year ended December 31, 2002. This increase is principally due to local currency appreciation of $0.2 million.

Cable Television

      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose the remaining non-core cable businesses, with the exception of Ayety TV.

      The combined results of operations of the discontinued Cable businesses are as follows (in thousands):

	Year Ended
	December 31,

	2003	2002

Cable
Revenues	$11,551	$12,131
Cost of services	2,429	2,729
Selling, general and administrative	5,454	6,545
Depreciation and amortization	2,331	2,694
Asset impairment	1,250	2,155

Operating income (loss)	87	(1,992)

Net income (loss)	$32	$(3,643)

      Revenues. Cable revenues decreased $0.6 million (5%) to $11.6 million for the year ended December 31, 2003, as compared to $12.1 million for the year ended December 31, 2002. This decrease is principally due to incremental revenues of $1.1 million in 2002 from Sun TV, which was sold in the forth quarter of 2003, and $0.7 million in 2002 from Ala TV, which was sold in the first quarter of 2003. The decrease is offset by increased revenues at ATK of $0.6 million, and Romsat of $0.5 million, both of which are due to increases in subscribers and rate increases.

      Cost of services. Cable cost of sales decreased $0.3 million to $2.4 million for the year ended December 31, 2003 as compared to $2.7 million for the year ended December 31, 2002. This decrease is principally due to incremental expenses of $0.1 million in 2002 from Ala TV and $0.2 million from Sun TV in 2002.

      Selling, general and administrative. Cable selling, general and administrative expenses decreased $1.1 million (17%) to $5.5 million for the year ended December 31, 2003 as compared to $6.6 million for the year ended December 31, 2002. This decrease is principally due to incremental expenses in 2002 from Ala TV of $1.3 million, which was sold in the first quarter of 2003.

      Depreciation and amortization. Cable depreciation and amortization decreased $0.4 million to $2.3 million for the year ended December 31, 2003 as compared to $2.7 million for the year ended December 31, 2002. The decrease is principally due to incremental depreciation and amortization of $0.3 million in 2002 from Ala TV. In addition, Romsat depreciation and amortization decreased $0.2 million due to a decrease in amortization expense resulting from the application of SFAS No. 142 in 2002. These decreases were offset by a $0.1 million increase in depreciation expense at Vilsat due to new internet transmission equipment acquired in 2003.

      Asset impairment charges. For the year ended December 31, 2003, in accordance with the provisions of SFAS No. 142, the Company recorded an impairment of $1.3 million for Sun TV and ATK, based on evaluations of their respective fair values during the current year. For the year ended December 31, 2002, the Company completed an evaluation of the Cable businesses and recorded a transitional impairment charge of $2.2 million, also in accordance with the provisions of SFAS No. 142.

DISCONTINUED COMPONENTS — DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR END DECEMBER 31, 2002 AS COMPARED TO DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

Radio Businesses

      The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Year Ended
	December 31,

	2002	2001

Radio
Revenues	$17,734	$14,069
Selling, general and administrative	17,148	12,674
Depreciation and amortization	1,730	1,758

Operating loss	(1,144)	(363)

Net loss	$(1,601)	$(1,070)

      Revenues. Radio broadcasting revenues increased $3.6 million (26%) for the year ended December 31, 2002 to $17.7 million as compared to $14.1 million for the year ended December 31, 2001. Of this increase, $0.4 million was due to local currency appreciation to the US dollar, principally in Hungary and the Czech Republic. The remaining increase was due to revenue increases at many of the radio ventures.

      In 2002, Radio Juventus had increased revenues of $1.2 million as a result of the expansion of the network regional stations. Metromedia Finland had increased revenues of $0.8 million in 2002 due to being in a start up phase in 2001. Trio Group had increased revenues of $1.4 million due to a change in its marketing strategy. Country Radio and Radio One, combined, had increased revenues of $0.6 million due to a change of the sales house during 2002.

      Selling, general and administrative. Radio selling, general and administrative expenses increased $4.5 million (35%) to $17.1 million in the year ended December 31, 2002, as compared to $12.7 million in the year ended December 31, 2001. The portion of the increase in selling, general and administrative attributable to local currency appreciation was $0.5 million, principally in Hungary and the Czech Republic. On a comparable currency basis, an increase of $4.0 million was realized over the prior year. This increase in selling, general and administrative expenses was principally due to accounting for the Trio Group on a consolidated basis in 2002 as compared to the equity method in 2001.

      Depreciation and amortization. Radio depreciation and amortization expense remained consistent at $1.7 million for the years ended December 31, 2002 and 2001.

Cable Businesses

      The combined results of operations of the discontinued Cable businesses are as follows (in thousands):

	Year Ended
	December 31,

	2002	2001

Cable
Revenues	$12,131	$11,200
Cost of services	2,729	2,759
Selling general and administrative	6,545	5,695
Depreciation and amortization	2,694	4,555
Asset impairment	2,155	—

Operating loss	(1,992)	(1,809)

Net loss	$(3,643)	$(1,407)

      Revenues. Cable revenues increased $0.9 million (8%) to $12.1 million for the year ended December 31, 2002, as compared to $11.2 million for the year ended December 31, 2001. This increase was principally from increased revenues at ATK and Romsat.

      ATK generated revenues of $1.4 million in 2002, an increase of $0.4 million as compared to 2001. The increase reflected the launch of the broadband internet service in August 2001, and an application of rate hikes to the cable customer base.

      Romsat generated revenues of $6.5 million in 2002, an increase of $0.3 million as compared to 2001. Revenues were generated from both cable television and internet, the latter being generated through its wholly owned subsidiary, FX Internet. Cable revenues increased $0.3 million in 2002 as compared to 2001. The growth in revenues was due to the implementation of rate increases. Internet revenues increased $0.1 million in 2002 as compared to 2001. Increases in internet revenues were achieved by the sales of web hosting services as well as equipment sales.

      Cost of services. Cable costs of services decreased by $0.1 million (1%) to $2.7 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease is primarily attributed to fluctuations at Sun TV and Viginta.

      Sun TV had reported consolidated costs of services of $0.3 million in 2002, a decrease of $0.4 million or 51% as compared to 2001. This decrease primarily reflects the results of a review of Sun’s programming line up in the quarter ended June 30, 2002 which resulted in Sun management significantly reducing the non Russian and Moldovan foreign language content of the cable product offerings thereby reducing expenditures to third parties for the delivery of this content.

      In Lithuania, Viginta had reported consolidated costs of services of $0.4 million in 2002, an increase of $0.3 million as compared to 2001. The increase related to the costs associated with launching an internet service offering in 2002.

      Selling, general and administrative. Cable selling, general and administrative costs increased $0.9 million (15%) to $6.5 million for the year ended December 31, 2002, as compared to $5.7 million for the year ended December 31, 2001. This increase was principally due to Sun TV and ATK.

      Sun TV incurred selling, general and administrative expenses of $0.9 million in 2002, an increase of $0.6 million as compared to 2001. ATK incurred selling, general and administrative expenses of $1.0 million in 2002, an increase of $0.2 million as compared to 2001. The increase reflected the increased levels of activity in the business, in particular, additional payroll and associated benefits relating to the rapidly growing internet service as well as an increase in technical maintenance costs.

      Depreciation and amortization. Cable depreciation and amortization decreased $1.9 million to $2.7 million for the year ended December 31, 2002 as compared to $4.6 million for the year ended December 31, 2001.

      ATK incurred depreciation and amortization expense of $0.4 million in 2002, a decrease of $0.3 million as compared to 2001. Of the decrease, $0.2 million was due to 2002 goodwill no longer being amortized in accordance with the requirement of SFAS No. 142.

      Asset impairment charges. For the year ended December 31, 2002, the Company completed an evaluation of the Cable businesses and recorded a transitional impairment charge of $2.2 million, in accordance with the provisions of SFAS No. 142.

Snapper, Telephony Businesses, Cardlink and Metromedia China Corporation

      During 2002, the company disposed of Snapper and certain telephony ventures, ALTEL and CPY Yellow Pages. Accordingly, there are no results reported in 2003 for these business operations. In addition, in 2003, the Company disposed of its interests in Technocom. Technocom, ALTEL and CPY Yellow Pages are collectively referred to as the “Telephony and other businesses.” During 2003 and 2002, the Company disposed of its interests in Cardlink and began liquidation of its interests in Metromedia China Corporation (“MCC”) and its related operating subsidiaries.

      Revenues. Revenues for Snapper were $124.4 million and $164.4 million for the years ended December 31, 2002 and 2001, respectively. Revenues for the Telephony and other businesses were $18.3 million and $47.2 million for the years ended December 31, 2002 and 2001, respectively. The Telephony and other businesses, primarily Technocom, had revenues of $0.3 million for the year ended December 31, 2003.

      Operating income (loss). Snapper’s operating income was $1.1 million and $6.9 million for the years ended December 31, 2002 and 2001, respectively. Operating losses for the Telephony and other businesses were $10.4 million and $138.8 million for the years ended December 31, 2002 and 2001, respectively. Technocom and MCC operating losses were not material for the year ended December 31, 2003.

      Asset impairment charges. During the year ended December 31, 2001, the Company recorded an asset impairment charge of $113.0 million related to the MCC and Telephony and other businesses based on an assessment of the recoverability of long-lived assets and investments in such business ventures.

      Cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142, the Company completed and evaluation of the fair value of Snapper and determined there was a transitional impairment charge required and accordingly recorded a $13.6 million charge as of January 1, 2002.

      On November 15, 2001, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).” As a result of adopting EITF No. 01-9, the Company recorded a charge of $2.4 million representing the cumulative effect of adoption as of January 1, 2001.

New Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 defines the concept of “variable interest” and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. FIN No. 46 will be effective in the first quarter of 2004. In December 2003, the FASB revised certain implementation provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to variable interest entities created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older entities, the consolidation requirements under FIN No. 46R apply not later than for the first financial year or interim period ending after December 15, 2003, if such a variable interest entity is a special-purpose entity (“SPE”), and no later than for the first financial year or interim period ending after March 15, 2004, if such a variable interest entity is not an SPE. The Company has determined that its investment in Magticom and Telecom Georgia will not be consolidated under this interpretation and therefore the adoption of FIN No. 46 will not have an impact on the consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on the consolidated financial position or results of operations.

      In December 2003, the SEC published Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 was effective upon issuance and supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded by Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 have remained largely unchanged. The adoption of SAB 104 did not have a material effect on the consolidated financial position or results of operations.

      In May 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the consolidated financial position or results of operations.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Russia and the Republic of Georgia.

      The Company does not currently hedge against foreign exchange rate risks. In the majority of the countries that the Company’s business ventures operate, the currencies (such as the Russian Ruble and the

Georgian Lari) are non-convertible outside the country, so the Company’s ability to hedge against devaluation by converting to other currencies is significantly limited. In these countries, a sophisticated or reliable market for the trade of derivative instruments in order to allow the Company to hedge foreign currency risk does not currently exist. Accordingly, the Company seeks to maintain the minimal amount of foreign currency on hand to reduce its exposure. However, the Company’s ability to minimize such amount is limited by the fact that certain expenses are denominated in foreign currencies and many countries in which the Company does business have strict foreign currency regulations.

      The Company is exposed to foreign exchange price risk in that a substantial portion of its operations are located outside of the United States. In remeasuring the financial statements stated in the local currency into the functional currency, U.S. dollars, a gain or loss may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a further 10% devaluation of the Russian Ruble in 2003 relative to the 2002 year-end exchange rate, for example, would have resulted in an decrease to the Company’s net income of $0.5 million, with all other variables held constant. In addition, certain of the Company’s business ventures accounted for under the equity method could be exposed to foreign exchange price risk. The Company’s exposure to these risks is limited by its less significant ownership interest.

      The majority of the Company’s debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for downward changes in interest rates, the Company’s fixed interest rate of 10 1/2% on its Senior Notes would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, the Company’s long-term debt and that of its operating businesses are denominated in or tied to U.S. dollars. The Company does not believe that the Company’s debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

      Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Inflation and Foreign Currency” contains additional information on risks associated with the Company’s investments in Russia and the Republic of Georgia.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data required under this item are included in Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report.

      Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the presence of the matters described below constitute a material weakness as defined under the standards of the Public Company Accounting Oversight Board (United States). A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

      In the fourth quarter of 2003, it was determined that the Company’s consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of an error discovered in the computation of its unpaid dividends on its 7 1/4% cumulative convertible preferred stock. The error was a result of the failure by Company personnel to correctly apply compounding to the unpaid dividends. The Company has determined that deficiencies in its internal review processes resulted in this error not being detected on a more timely basis. As a result of the Company’s relocation to Charlotte, NC, management of the Company reassessed its finance organizational structure and has recruited the necessary personnel to improve its internal control and review processes.

      In addition, during the fourth quarter of 2003 and early 2004, it was determined that the Company’s consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of errors regarding the reporting of certain tax refunds. Most of these refunds were received because the Company became eligible to carry back certain losses and recover taxes previously paid to various taxing authorities five or more years ago. One of these refunds resulted from a change in tax laws. The Company has determined that not having full-time in-house tax personnel resulted in these refunds not being recorded on a timely basis. In an effort to prevent these errors from occurring again, the Company hired a tax director to oversee the preparation of tax filings and deferred tax computations. In addition, the Company intends to implement a more stringent review process over the filing of tax returns and preparation of its deferred tax computations on a prospective basis.

      As of the date of this Report, the Company has begun implementing procedures that will reduce the likelihood that material weaknesses or similar errors could occur in the future. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company has taken the actions described below. There were no other changes during the fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures, subsequent to the date of their evaluation, except as described below.

      The Company continues to use both financial and personnel resources to improve its management, accounting, reporting and business operations processes. However, the Company’s limited liquidity has, and could continue to limit management’s ability to implement improvements to its management and accounting, reporting and business operations processes. In addition, certain structural complexities of the Company’s business may impact the effectiveness of disclosure controls and procedures and internal controls.

      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

      The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      The effective oversight by the Company of the business managers who are responsible for managing the daily business matters of the Company’s business ventures, both consolidated and unconsolidated, may be encumbered due to business practice common within the geographic area of the business operations, the degree of the Company’s historic and current participation as a shareholder within the respective businesses and resource constraints imposed by the Company’s current liquidity situation.

      Furthermore, the Company does not control and may be limited in its participation in management of its unconsolidated business ventures. Thus, its disclosure controls and procedures with respect to such business ventures are necessarily more limited than those it maintains with respect to its consolidated business ventures. The Company has from time to time been unable and may in the future be unable to prevent expenditures and commitments from occurring at certain business ventures that do not provide full economic benefit to the business venture’s operations. Such expenditures or commitments have not been material to the Company’s historical results of operations and financial condition, and management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements.

      In addition, the Company has experienced, and may continue to experience, difficulty and significant cost in the timely collection of financial data with respect to certain of its business ventures. The foreign emerging market countries in which the Company operates lack standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

      Due to liquidity pressures, management and the Board of Directors decided to terminate the employment of a significant number of personnel that oversaw or provided supporting services to the Company’s various European business ventures. Such terminations had effective dates that were staggered in relation to expected disposal dates of various ventures and businesses. There is no guarantee that the Company will be able to dispose of these various ventures and businesses during the employment periods of the affected individuals. However, the Company believes that relations with these individuals are generally good and that should the disposals not occur within the time frame estimated by management, the individuals would likely extend their employment to the dates of disposal. However, if the disposals do not occur within management’s estimated time frame, there can be no guarantees that the affected individuals would agree to similar employment terms for the extended period. Under such circumstances, the Company could be significantly hindered in production of books and records within a timely fashion to remain compliant with its financial reporting obligations.

      As part of its restructuring efforts, during the first quarter of 2003 the Company terminated substantially all of its employees at its U.S. headquarters as well as certain European-based business venture support personnel. However, the Company has entered into employment agreements with certain individuals, including the Company’s Chief Financial Officer, Chief Accounting Officer and General Counsel, and has recruited a limited number of new accounting and finance personnel. Furthermore, during the third quarter of 2003, the Company began the process of relocating its corporate headquarters from New York City to Charlotte, North Carolina and in December 2003 closed its New York City office. The Company’s decision to move its corporate headquarters operation from New York City was principally driven by the Company’s commitment to substantially reduce corporate overhead expenditures. The Company expects to benefit from significant reductions in continuing office-related, personnel and professional service costs. Management anticipates that the accounting and finance personnel that are currently engaged and the workflow processes that are currently in place will enable the Company to meet its financial reporting obligations in a more timely manner. However, due to the timing of departures of New York City based accounting and financial personnel and the hiring of Charlotte based personnel, the Company experienced some delays in preparation of financial statements and reports.

PART III

Item 10.	Directors and Executive Officers of the Company

      In February 2003, the Board of Directors appointed Mark S. Hauf as a director of the Company to fill the vacancy created by John W. Kluge’s resignation as a director in November 2002. Also in February 2003, Carl C. Brazell resigned his positions as Chairman of the Board of Directors, President and Chief Executive Officer

with the Company. The Board of Directors immediately appointed Mr. Hauf to replace Mr. Brazell in these positions. Mr. Brazell continued as a director of the Company until his resignation in April 2003.

      Mr. Mosner’s employment was terminated by the Company without cause, in February 2003, as part of the Company’s overall restructuring and cost reduction program.

      Our directors and executive officers and their respective ages and positions are as follows:

Name	Age	Position

Mark S. Hauf	55	Chairman of the Board of Directors, President and Chief Executive Officer
Harold F. Pyle, III	39	Executive Vice President Finance, Chief Financial Officer and Treasurer
Natalia Alexeeva	34	Vice President, General Counsel and Secretary
B. Dean Elledge	39	Vice President Finance, Chief Accounting Officer and Assistant Treasurer
Victor Koresh	51	Vice President of Operations — Russia
John S. Chalsty	70	Director
Alan K. Greene	64	Director
Clark A. Johnson	73	Director
I. Martin Pompadur	68	Director
Stuart Subotnick	62	Director
Leonard White	65	Director

      The following is a biographical summary of the experience of our executive officers and directors.

      Mr. Hauf has served as a Director and Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. Mr. Hauf has occupied several positions with affiliates of the Company since 1996. From February 2002 until his appointment to his new role, Mr. Hauf served as the Chief Operating Officer of MITI. Prior to that, he served as President of Metromedia China Corporation. Before joining Metromedia, Mr. Hauf launched a start-up venture in cable television and information services marketing and consulted on several other telecommunications start-ups. Mr. Hauf has held various senior level operating, IT and marketing positions at Ameritech and Wisconsin Bell. Mr. Hauf is a member of the Executive Committee.

      Mr. Pyle has served as the Executive Vice President Finance, Chief Financial Officer and Treasurer of the Company since October 2003. Prior to that time, he served as Senior Vice President Finance, Chief Financial Officer and Treasurer since February 2002. Previously, he was the Vice President, Finance and Corporate Controller at Global TeleSystems, Inc., which was a provider of data, internet and broadband services across Europe, from December 1995 to July 2001. Prior to December 1995, Mr. Pyle was with Genicom Corporation, an international supplier of printer products, multivendor services and integrated network services for mid-range data processing environments, and previous to that he was with Price Waterhouse LLP where he was a senior auditor for companies in the telecommunications and software industries.

      Ms. Alexeeva has served as the Vice President, General Counsel and Secretary of the Company since November 2003. From August 2000 and until her appointment to her new role, Ms. Alexeeva served as the Assistant General Counsel of MITI. Before joining the Company, Ms. Alexeeva was an associate with the law firms Patterson Belknap, Webb & Tyler LLP and Clifford Chance, specializing in corporate law and international business transactions. Ms. Alexeeva is admitted to practice law in the State of New York and in the Russian Federation.

      Mr. Elledge has served as the Vice President Finance, Chief Accounting Officer since October 1, 2003. Prior to that date, Mr. Elledge was the Vice President of Financial Reporting since March 2002. Previously he was a Senior Manager at Ernst & Young LLP for the Technology, Communications & Entertainment Group from 1999 to 2001 and for the Industrial and Consumer Products Group in Moscow, Russia from 1997 to 1999. Mr. Elledge also served as a manager for Ernst & Young LLP in the Assurance Services Department from 1995 to 1997 serving principally telecommunications companies and other high technology companies. Mr. Elledge is a Certified Public Accountant and a Certified Management Accountant.

      Mr. Koresh has served as the Vice President of Operations — Russia since September 2003. He also continues to act as General Director of PeterStar, a position in which he has served since May 2001. Prior to that time, he held key posts in telecommunications companies such as Sovintel (general director of the Petersburg branch from 1997 to 2001), Baltic Communications Limited (general director from 1994 through 1997), and Leningrad Telegraph (general director from 1986 through 1994). Mr. Koresh graduated from the M.A. Bonch-Bruevich Leningrad Electrical Institute of Communications and qualified as a telecommunications engineer in 1976. He is a full member of the International Academy of Communications.

      Mr. Chalsty has served as a Director of the Company since March 2001. Mr. Chalsty is currently the Chairman of Muirfield Capital Management, LLC. He had been with Donaldson, Lufkin & Jenrette since 1969, where he began as an oil analyst. Mr. Chalsty was elected as President and Chief Executive Officer of DLJ in 1986. He was elected Chairman and Chief Executive Officer in 1996, served as CEO until 1998 and Chairman until the merger with Credit Suisse First Boston. He was senior advisor to Credit Suisse First Boston until 2002. Mr. Chalsty also served as Vice Chairman of the New York Stock Exchange from 1990 to 1994 and as a Director of the Exchange from 1988 to 1994. He is currently a member of the Board of Directors of Occidental Petroleum Corporation and Creditex, Inc. Mr. Chalsty is Chairman of the Nominating Committee.

      Mr. Greene has served as a Director of the Company since October 2002 when the Company appointed him as a director pursuant to an agreement between the Company and Elliott Associates. Mr. Greene is the Chairman and Chief Operating Officer of Greene Rees Technologies, LLC, a corporation specializing in advanced technology for the security industry. Previously, Mr. Greene served as the Chief Financial Officer of International Telecommunication Data Systems, Inc, a leading provider of comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. Prior to this position, he had over twenty years of experience as a managing partner at Price Waterhouse. Mr. Greene is a member of the Compensation and Audit Committees.

      Mr. Johnson has served as a Director of the Company since 1990. Mr. Johnson served as Chairman and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of decorative home furnishings, from August 1988 until his retirement in February 1999. Mr. Johnson is a Director of Refac, Inc., Neurologix, Inc. and Chairman and Director of PSSI World Medical, Inc. and OptiCare Health Systems, Inc. In addition, Mr. Johnson serves on the Boards of two private companies, World Factory, Inc. and Brain Twister, Inc. Mr. Johnson is Chairman of the Audit Committee and a Member of the Compensation and Nominating Committees.

      Mr. Pompadur has served as a Director of the Company since September 1999 and has been a Director of PLD Telekom Inc. since May 1998. Mr. Pompadur has been Executive Vice President of News Corporation and President of News Corporation Eastern and Central Europe and a member of News Corporation’s Executive Management Committee since June 1998. He was appointed Chairman of News Corp. Europe on January 11, 2000. Mr. Pompadur is a Director of Nexstar Broadcasting Group, Inc., Balkan Bulgarian and SKY Italia. Mr. Pompadur is a member of the Compensation Committee.

      Mr. Subotnick has served as a Director of the Company since 1995. He served as President and Chief Executive Officer of the Company (from December 1996 until November 2001) and as Vice Chairman of our Board of Directors (from November 1995 until November 2001). Mr. Subotnick was Vice Chairman of the Board and a Director of Orion Pictures Corporation from 1992 until July 1997. He has served as Executive Vice President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is a Director of AboveNet, Inc. and Carnival Cruise Lines, Inc. Mr. Subotnick is Chairman of the Executive Committee.

      Mr. White has served as a Director of the Company since 1995. Mr. White has served as President and Chief Executive Officer of Rigel Enterprises, Inc., a management and private investment firm, since July 1997. Mr. White was President and Chief Executive Officer of Orion Pictures Corporation from March 1992 until July 1997 and Metromedia Entertainment Group from 1995 until July 1997. He was Chairman of the Board and Chief Executive Officer of Orion Home Entertainment Corporation, a subsidiary of Orion (“OHEC”), from March 1991 until March 1992 and President and Chief Operating Officer of Orion Home Video division of OHEC from March 1987 until March 1991. Mr. White is Chairman of the Compensation Committee and a Member of the Audit Committee.

      The Board of Directors, which presently consists of seven members, is divided into three classes. Class III Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2004 and the Class I Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2005. The Class II Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2006. Members of each class hold office until their successors are elected and qualified. At each succeeding annual meeting of stockholders, the successors of the class of directors whose term expires at that meeting will be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term. Class III directors, whose term expires at the annual meeting of stockholders to be held in 2004, are Clark A. Johnson and John S. Chalsty. Class I directors, whose term expires at the annual meeting of stockholders to be held in 2005, are Stuart Subotnick, Alan Greene and Mark Hauf. Class II directors, whose term expires at the annual meeting of stockholders to be held in 2006, are I. Martin Pompadur and Leonard White.

Audit Committee Financial Expert

      Currently, the Board of Directors has not designated a member of the Audit Committee as the “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission.

      However, the Board of Directors believes that each of the members of the Audit Committee have sufficient financial expertise and experience to effectively and competently discharge such director’s responsibilities and duties as a member of the Audit Committee.

Company Code of Ethics

      A current copy of the Company’s Code of Ethics, which applies to the Company’s Principal Executive Officer and Senior Financial Officers, satisfies the SEC’s requirements for a “code of ethics” and has been filed as an exhibit to this Form 10-K. If the Company amends any provision of its Code of Ethics that is required under the Sarbanes-Oxley Act of 2002, or if a waiver of such provision is granted to an executive officer, the notice of such amendment, other than technical, administrative, and other non-substantive amendments, or waiver will be filed on a current report with the Securities and Exchange Commission. While the Board or the Audit Committee may consider a waiver for an executive officer, the Company does not expect to grant any such waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of the outstanding common stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all reports that they file under Section 16(a). To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons during the year ended December 31, 2003 except that a Form 3 report was inadvertently filed late for Mr. Elledge. Form 3 reports have not yet been filed for Ms. Alexeeva and Mr. Koresh due to an administrative delay.

Item 11.	Executive Compensation

Summary Compensation Table

      The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and our other most highly compensated executive officers for services rendered to us and our subsidiaries during the fiscal year ended December 31, 2003, 2002 and 2001.

						Long Term Compensation

	Annual Compensation					Number of Securities
						Underlying Stock
				Other Annual		Options Awards and	All Other
				Compensation		Restricted Stock	Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)	($)		Awards(13)	($)

Mark S. Hauf(1)	2003	475,000	—	236,361	(7)	—	—
Chief Executive Officer	2002	412,500	—	70,237	(7)	—	—
	2001	425,000	—	7,106		—	—
Harold F. Pyle, III(2)	2003	312,500	—	352,150	(8)	—	—
Executive Vice President	2002	262,500	—	79,990	(8)	100,000	—
Finance, Chief Financial	2001	—	—	—		—	—
Officer and Treasurer
B. Dean Elledge(3)	2003	205,900	—	212,484	(9)	—	—
Vice President Finance,	2002	138,327	40,000	30,225	(9)	—	—
Chief Accounting Officer	2001	—	—	—		—	—
and Assistant Treasurer
Natalia Alexeeva(4)	2003	190,000	50,000	47,500	(10)	—	—
Vice President, General	2002	193,414	—	—		—	—
Counsel and Secretary	2001	148,077	12,082	—		—	—
Victor Koresh(5)	2003	191,356	40,000	—		—	—
Vice President of	2002	159,292	50,000	—		—	—
Operations — Russia and	2001	113,116	—	—		—	—
General Director of PeterStar
Carl C. Brazell, Jr.(6)	2003	100,000	—	532,000	(11)	—	—
President and Chief	2002	600,000	100,000	101,620	(12)	—	—
Executive Officer	2001	500,000	175,000	—		750,000	—

(1)	Mark Hauf was appointed Chairman of the Board of Directors, President and Chief Executive Officer February 25, 2003. Prior to that time, Mr. Hauf was the Chief Operating Officer of MITI since February 2002. Prior to that he served as President of Metromedia China Corporation since 1998.

(2)	Harold F. Pyle, III was appointed Executive Vice President Finance in October 2003. Prior to that time, Mr. Pyle served as Senior Vice President Finance, Chief Financial Officer and Treasurer since February 19, 2002.

(3)	B. Dean Elledge was appointed Chief Accounting Officer and Assistant Treasurer in October 2003. Prior to that time, Mr. Elledge served as Vice President Finance and Financial Reporting since March 18, 2002.

(4)	Natalia Alexeeva was appointed Vice President, General Counsel and Secretary in November 2003. Prior to that time, Ms. Alexeeva served as Vice President and Assistant General Counsel of MITI since August 2000.

(5)	Victor Koresh was appointed Vice President of Operations — Russia in September 2003. Prior to that time, Mr. Koresh served as General Director of PeterStar since May 2001.

(6)	Carl Brazell became President and Chief Executive Officer November 14, 2001. Amounts shown represent compensation from the Company after such date and compensation from MITI for periods prior to such date. Mr. Brazell’s employment with the Company ceased in February 2003.

(7)	These amounts reflect Mr. Hauf’s commuting related expenses from his home to the Company’s office and living expenses in Russia. Further, these amounts are considered taxable fringe benefits and the Company grossed-up the benefits for federal and state compensation taxes.

(8)	These amounts reflect Mr. Pyle’s weekly commuting related expenses from his home to the Company’s New York Office (including reasonable weekly airfare and lodging expenditures while in New York). These amounts are considered taxable fringe benefits and the Company grossed-up the benefits for federal and state compensation taxes. The 2003 amount also includes a $300,000 severance payment pursuant to a retention agreement that Mr. Pyle entered into on March 27, 2003 with the Company, as a result of his employment being terminated by the Company, effective August 31, 2003. Subsequent to August 2003, Mr. Pyle and the Company entered into a new agreement for his continuation of employment.

(9)	These amounts reflect Mr. Elledge’s temporary living expenses in New York and Charlotte (including monthly lodging and occasional airfare expenditures). Further, these amounts are considered taxable fringe benefits and the Company grossed-up the benefits for federal and state compensation taxes. The 2003 amount also includes a $120,000 severance payment pursuant to a retention agreement that Mr. Elledge entered into on March 27, 2003 with the Company, as a result of his employment being terminated by the Company, effective August 2003. Subsequent to August 31, 2003, Mr. Elledge and the Company entered into a new agreement for his continuation of employment.

(10)	This amount represents a severance payment pursuant to a retention agreement that Ms. Alexeeva entered into in November 3, 2003 with the Company, as a result of her employment being terminated by the Company, effective May 31, 2004. In May 2004, Ms. Alexeeva and the Company entered into a new employee agreement for her continuation of employment.

(11)	This amount reflects a $532,000 severance payment paid to Mr. Brazell.

(12)	This amount reflects Mr. Brazell’s commuting related expenses from his home to the Company’s New York Office (including reasonable car transportation and lodging expenditures while in New York). Further, this amount is considered a taxable fringe benefit and the Company grossed-up the benefit for federal and state compensation taxes.

(13)	The Company has not awarded restricted stock to the executives included within the table.

Option/ SAR Grants

During the Year Ended December 31, 2003

      There were no grants of stock options by the Company pursuant to our 1996 Incentive Stock Plan or otherwise to the named executive officers during fiscal year 2003.

Aggregated Option and SAR Exercises in Fiscal 2003

and Fiscal Year-End Option and SAR Values

      The following table sets forth information concerning the exercise of options or SARs by the named executive officers during fiscal year 2003 and the number of unexercised options and SARs held by such officers at the end of fiscal year 2003.

Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares	Value Realized	Options/SARs at Fiscal		In the Money Options/SARs
	Acquired	(Market Price at	Year End (#)		at Fiscal Year End ($)(1)
	on	Exercise less
Name	Exercise	Exercise Price)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark S. Hauf	-0-	—	—	—	—	—
Harold F. Pyle, III	-0-	—	60,000	40,000	—	—
B. Dean Elledge	-0-	—	—	—	—	—
Natalia Alexeeva	-0-	—	—	—	—	—
Victor Koresh	-0-	—	—	—	—	—

(1)	Market price of the Common Stock was $0.15 per share at the end of fiscal year 2003.

Compensation of Directors

      During fiscal year 2003, each of our directors who was not employed by us or affiliated with Metromedia Company received a $2,000 monthly retainer and was entitled to receive a separate attendance fee for each meeting of the Board of Directors or a committee of our Board of Directors in which such director participated. During fiscal year 2003, the attendance fees were $1,200 for each meeting of our Board of Directors attended by a non-employee director in person and $500 for each meeting of our Board of Directors in which a non-employee director participated by conference call. Members of committees of our Board of Directors are paid $500 for each meeting attended.

Employment Agreements

      Hauf Employment Agreement. Mr. Hauf’s employment agreement, dated as of October 5, 2003, shall remain in force until terminated either by the Company or by Mr. Hauf. The first five years of the agreement are the “initial term”. The base salary under the agreement is $550,000 per annum. In addition, Mr. Hauf is eligible for an additional discretionary bonus, as may be awarded from time to time by the Compensation Committee. Mr. Hauf’s employment agreement also provides for other employee benefits such as the use of an apartment in the Moscow area, tuition reimbursement for his child’s private school up to $25,000 per annum, life insurance, health care and certain disability benefits.

      The Company can terminate Mr. Hauf’s employment agreement due to his death or disability, in which case he (or his estate) is entitled to receive salary and benefits only through the date of termination. In addition, the Company may terminate Mr. Hauf’s employment agreement with “cause,” in which case he is entitled to receive salary and benefits only through the date of termination. “Cause” is defined in the employment agreement to include inter alia (i) Mr. Hauf’s willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform his material duties as Chief Executive Officer, or (iii) the conviction of a felony. Prior to terminating Mr. Hauf’s employment with “cause,” the Company has to give Mr. Hauf a 30-day notice of the grounds for the proposed termination and allow Mr. Hauf 15 days to cure such grounds if cure is possible.

      The Company may also terminate Mr. Hauf’s employment without cause upon a vote of the majority of the Board of Directors and with 30 days’ prior notice. If such termination occurs during the five-year initial term, the Company shall pay Mr. Hauf his base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twenty-four months of base salary or (ii) two months of base salary for every year of service with the Company. If such termination occurs after the initial term, the

Company shall pay Mr. Hauf an amount equal to the greater of (i) twenty-four months of base salary or (ii) two months of base salary for every year of service with the Company.

      Mr. Hauf may terminate his employment with the Company at any time upon six months’ prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Mr. Hauf shall be entitled to receive salary and benefits through the date of termination.

      Mr. Hauf may also terminate his employment with the Company for “good reason” following a written notice from him to the Company describing the basis for termination and the Company’s thirty-day cure period. “Good reason” in defined in the agreement to include inter alia (i) material diminution in Mr. Hauf’s duties or authorities, (ii) a change in the reporting structure, or (iii) the appointment of a person whose authority is substantially similar or senior to Mr. Hauf’s. In the event Mr. Hauf elects to terminate his agreement for “good reason,” his severance shall be paid on the same terms as in Company termination without cause.

      If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Mr. Hauf’s agreement for any reason other than his death, disability or cause or if Mr. Hauf shall terminate the agreement for “good reason,” the Company or its successor shall pay Mr. Hauf a lump-sum amount which is the greater of (i) three years of his base salary or (ii) the amount payable in the event of termination without cause.

      Mr. Hauf has agreed to not compete with us for a period of one year following termination of his employment.

      Pyle Employment Agreement. Mr. Pyle’s employment agreement, dated as of October 6, 2003, shall remain in force until terminated either by the Company or by Mr. Pyle. The first three years of the agreement are the “initial term.” The base salary under the agreement is $350,000 per annum. In addition, Mr. Pyle is eligible for an additional discretionary bonus as may be awarded by the Compensation Committee. Mr. Pyle’s employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits. Until such time as the Company finalized the move of its headquarters to Charlotte, NC, Mr. Pyle was also entitled to reasonable commuting related expenses from his home to New York (including reasonable weekly airfare and lodging expenses while in New York) and this amount is subject to gross-up for taxes.

      The Company may terminate Mr. Pyle’s employment agreement due to his death or disability, in which case he (or his estate) is entitled to receive salary and benefits only through the date of termination. In addition, the Company may terminate Mr. Pyle’s employment agreement with “cause,” in which case he is entitled to receive salary and benefits only through the date of termination. “Cause” is defined in the employment agreement to include inter alia (i) Mr. Pyle’s willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform his material duties as Chief Financial Officer, or (iii) the conviction of a felony. Prior to terminating Mr. Pyle’s employment with “cause,” the Company has to give Mr. Pyle a 30-day notice of the grounds for the proposed termination and allow Mr. Pyle 15 days to cure such grounds if cure is possible.

      The Company may also terminate Mr. Pyle’s employment without cause upon a vote of the majority of the Board of Directors and with 30 days’ prior notice. If such termination occurs during the three-year initial term, the Company shall pay Mr. Pyle his base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twelve months of base salary or (ii) one month of base salary for every year of service with the Company. If such termination occurs after the initial term, the Company shall pay Mr. Pyle an amount equal to the greater of (i) twelve months of base salary or (ii) one month of base salary for every year of service with the Company.

      Mr. Pyle may terminate his employment with the Company at any time upon sixty-days’ prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Mr. Pyle shall be entitled to receive salary and benefits through the date of termination.

      Mr. Pyle may also terminate his employment with the Company for “good reason” following a written notice from him to the Company describing the basis for termination and the Company’s thirty-day cure period. “Good reason” in defined in the agreement to include inter alia (i) material diminution in Mr. Pyle’s duties or authorities, (ii) a change in the reporting structure, or (iii) the appointment of a person in a financial capacity whose authority is substantially similar or senior to Mr. Pyle’s. In the event Mr. Pyle elects to terminate his agreement for “good reason,” his severance shall be paid on the same terms as in Company termination without cause.

      If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Mr. Pyle’s agreement for any reason other than his death, disability or cause or if Mr. Pyle shall terminate the agreement for “good reason,” the Company or its successor shall pay Mr. Pyle (i) during the three-year initial period a lump-sum amount equal to three years of his base salary or (ii) after the three-year initial period a lump-sum amount equal to two years of his base salary.

      Mr. Pyle has agreed to not compete with us for a period of one year following termination of his employment for any reason other than termination by the Company without cause or by him for good reason.

      Elledge Employment Agreement. Mr. Elledge’s employment agreement, dated as of October 6, 2003, shall remain in force until terminated either by the Company or by Mr. Elledge. The first three years of the agreement are the “initial term.” The base salary under the agreement is $200,000 per annum. In addition, Mr. Elledge is eligible for an additional discretionary bonus as may be awarded by the Compensation Committee. Mr. Elledge’s employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits.

      Through December 31, 2003, Mr. Elledge was also entitled to reasonable commuting related expenses from his home to either the New York or Charlotte office. In addition, Mr. Elledge is also entitled to receive a relocation package, of no more than $8,000, to reimburse him for the expenses that he incurs to move his household goods from his present home to a residence in Charlotte, North Carolina. Further, the commuting expenses and relocation reimbursement are subject to gross-up for taxes, if deemed to be considered taxable fringe benefits.

      The Company may terminate Mr. Elledge’s employment agreement due to his death or disability, in which case he (or his estate) is entitled to receive salary and benefits only through the date of termination. In addition, the Company may terminate Mr. Elledge’s employment agreement with “cause,” in which case he is entitled to receive salary and benefits only through the date of termination. “Cause” is defined in the employment agreement to include inter alia (i) Mr. Elledge’s willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform his material duties as Chief Accounting Officer, or (iii) the conviction of a felony. Prior to terminating Mr. Elledge’s employment with “cause,” the Company has to give Mr. Elledge a 30-day notice of the grounds for the proposed termination and allow Mr. Elledge 15 days to cure such grounds if cure is possible.

      The Company may also terminate Mr. Elledge’s employment without cause upon a vote of the majority of the Board of Directors and with 30 days’ prior notice. If such termination occurs during the three-year initial term, the Company shall pay Mr. Elledge his base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twelve-months of base salary or (ii) one month of base salary for every year of service with the Company. If such termination occurs after the initial term, the Company shall pay Mr. Elledge an amount equal to the greater of (i) twelve-months of base salary or (ii) one month of base salary for every year of service with the Company.

      Mr. Elledge may terminate his employment with the Company at any time upon sixty-days’ prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Mr. Elledge shall be entitled to receive salary and benefits through the date of termination.

      Mr. Elledge may also terminate his employment with the Company for “good reason” following a written notice from him to the Company describing the basis for termination and the Company’s thirty-day cure period. “Good reason” in defined in the agreement to include inter alia (i) material diminution in Mr. Elledge’s duties or authorities or (ii) a change in the reporting structure. In the event Mr. Elledge elects to terminate his agreement for “good reason,” his severance shall be paid on the same terms as in Company termination without cause.

      If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Mr. Elledge’s agreement for any reason other than his death, disability or cause or if Mr. Elledge shall terminate the agreement for “good reason,” the Company or its successor shall pay Mr. Elledge (i) during the three-year initial term, a lump-sum amount equal to three years of his base salary or (ii) after the three-year initial term, a lump-sum amount equal to two years of his base salary.

      Mr. Elledge has agreed to not compete with us for a period of one year following termination of his employment.

      Alexeeva Employment Agreement. Ms. Alexeeva’s employment agreement, dated as of May 25, 2004, shall remain in force until terminated either by the Company or by Ms. Alexeeva. The first twenty eight months of the agreement are the “initial term.” The base salary under the agreement is $200,000 per annum. In addition, Ms. Alexeeva is eligible for an additional discretionary bonus as may be awarded by the Compensation Committee. Ms. Alexeeva’s employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits.

      In addition, Ms. Alexeeva is also entitled to receive a relocation package, to reimburse her for the expenses that she incurs to move her household goods from her present home to a residence in Charlotte, North Carolina.

      The Company may terminate Ms. Alexeeva’s employment agreement due to her death or disability, in which case she (or her estate) is entitled to receive salary and benefits only through the date of termination. In addition, the Company may terminate Ms. Alexeeva’s employment agreement with “cause,” in which case she is entitled to receive salary and benefits only through the date of termination. “Cause” is defined in the employment agreement to include inter alia (i) Ms. Alexeeva’s willful misconduct or gross negligence relating to the Company, (ii) continued failure to perform her material duties as General Counsel, or (iii) the conviction of a felony. Prior to terminating Ms. Alexeeva’s employment with “cause,” the Company has to give Ms. Alexeeva a 30-day notice of the grounds for the proposed termination and allow Ms. Alexeeva 15 days to cure such grounds if cure is possible.

      The Company may also terminate Ms. Alexeeva’s employment without cause upon a vote of the majority of the Board of Directors and with 30 days’ prior notice. If such termination occurs during the initial term, the Company shall pay Ms. Alexeeva her base salary for the remainder of the initial term, provided that such amount shall not be less than the greater of (i) twelve-months of base salary or (ii) one month of base salary for every year of service with the Company. If such termination occurs after the initial term, the Company shall pay Ms. Alexeeva an amount equal to the greater of (i) twelve-months of base salary or (ii) one month of base salary for every year of service with the Company.

      Ms. Alexeeva may terminate her employment with the Company at any time upon sixty-days’ prior notice. Such voluntary termination shall be not considered a breach of the employment agreement and Ms. Alexeeva shall be entitled to receive salary and benefits through the date of termination. Ms. Alexeeva may also terminate her employment with the Company for “good reason” following a written notice from her to the Company describing the basis for termination and the Company’s thirty-day cure period. “Good reason” in defined in the agreement to include inter alia (i) material diminution in Ms. Alexeeva’s duties or authorities or (ii) a change in the reporting structure. In the event Ms. Alexeeva elects to terminate her agreement for “good reason,” her severance shall be paid on the same terms as in Company termination without cause.

      If within twelve months following an event of change of control (as defined in the agreement), the Company or any successor shall terminate Ms. Alexeeva’s agreement for any reason other than her death, disability or cause or if Ms. Alexeeva shall terminate the agreement for “good reason,” the Company or its successor shall pay Ms. Alexeeva (i) during the initial term, a lump-sum amount equal to three years of her base salary or (ii) after the initial term, a lump-sum amount equal to two years of her base salary.

      Ms. Alexeeva has agreed to not compete with us for a period of one year following termination of her employment.

      Under Ms. Alexeeva’s previous employment agreement with the Company, she was paid a base salary of $190,000 per annum. In addition, in March 2003 Ms. Alexeeva was paid a spot bonus of $50,000. In connection with the closing of the Company’s office in New York City, the Company and Ms. Alexeeva entered into a retention agreement. Under the retention agreement, Ms. Alexeeva received the termination severance otherwise payable under her employment agreement as follows: the first part of the severance in the amount of three months of base salary was paid upon execution of the retention agreement and the second part of the severance in the same amount shall be paid on May 31, 2004. Through May 31, 2004, Ms. Alexeeva was also entitled to reasonable commuting related expenses from her home to the Charlotte office. Further, the commuting expenses are subject to gross-up for taxes, if deemed to be considered taxable fringe benefits. The retention agreement serves as notice of termination of Ms. Alexeeva’s previous employment agreement on May 31, 2004.

      Koresh Employment Agreement. Mr. Koresh is party to two employment agreements, one with the Company’s subsidiary Metromedia International Telecommunication Services, Inc. (“MITSI”) that commenced on September 1, 2003 (“MITSI Agreement”), and one with the Company’s subsidiary PeterStar ZAO (“PeterStar”) that commenced on January 1, 2004 (“PeterStar Agreement”). Collectively, the MITSI Agreement and the PeterStar Agreement are referred to as the Koresh Agreements. Each of the Koresh Agreements continues for a period of three (3) years, running concurrently, with the MITSI Agreement ending on August 31, 2006 and the PeterStar Agreement ending on December 31, 2006, unless either agreement is terminated by one of the parties. The base salary under the MITSI Agreement is the Russian Ruble equivalent of US$200,000 per annum, to be offset by any salary (but not bonuses) received by Mr. Koresh under the PeterStar Agreement. The base salary under the PeterStar Agreement is the Russian Ruble equivalent of US$80,000. In addition, under the PeterStar Agreement, Mr. Koresh is eligible for additional bonuses based on the PeterStar’s achieving and exceeding certain targets set forth in PeterStar’s annual business plans. These bonuses may not exceed one and one-half times Mr. Koresh’s base salary under the PeterStar Agreement. In addition to the base salary and bonuses, under the PeterStar Agreement, Mr. Koresh is entitled to receive other employee benefits such as a car and driver for business and personal use, medical insurance coverage and membership fees for a sport and fitness center (not to exceed US$3,000 per annum).

      If PeterStar terminates Mr. Koresh’s employment prior to the end of its term for any reason other than cause, Mr. Koresh shall be entitled to receive the performance bonuses described above based upon PeterStar’s performance against its annual business plan on a pro rata basis for the year in which employment is terminated. Either party may terminate the MITSI Agreement for any reason by providing thirty days prior written notice. If MITSI terminates Mr. Koresh’s employment prior to the end of its term for any reason other than cause, MITSI shall be obligated to continue to pay Mr. Koresh’s base salary for the remainder of the term. “Cause” is defined in the MITSI employment agreement to include inter alia (i) Mr. Koresh’s commission of an act of fraud or dishonesty, conviction for a serious crime, or commission of an act of gross misconduct (whether or not in connection with his employment); (ii) Mr. Koresh’s commission of any material breach under the MITSI Agreement or his failure to correct repeated or continuing breaches after having been given written warning; (iii) Mr. Koresh’s being guilty or conduct or permitting or suffering to occur event or actions by other tending to bring MITSI or any affiliated company into disrepute; (iv) Mr. Koresh’s commission of any act that materially and adversely affects his ability to property carry out his material duties under the MITSI Agreement.

      Brazell Employment Agreement. Mr. Brazell’s employment agreement, dated as of November 14, 2001, provided for an employment term through December 31, 2003. The base salary under the agreement was $600,000 per annum, with a fixed bonus of $100,000 payable in each of September 2002 and September 2003. In addition, Mr. Brazell was eligible for an additional bonus, as was awarded from time to time by the Compensation Committee. Mr. Brazell’s employment agreement also provided for other employee benefits such as life insurance, health care and certain disability benefits. In addition, subject to the approval of the Compensation Committee, the agreement provided for Mr. Brazell to receive stock options to purchase an aggregate of 750,000 shares of the Company’s common stock; these options were granted in November 2001. Upon a termination of the agreement by us these options would have become immediately exercisable by Mr. Brazell.

      In March of 2003, Mr. Brazell and the Company entered into a Separation Agreement and General Release of All Claims, pursuant to which the Company agreed to pay to Mr. Brazell an aggregate sum of $532,000, in lieu of all rights of Mr. Brazell concerning his employment, including under his employment agreement.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Company’s Board of Directors consists of Messrs. Johnson, White, Pompadur and Greene. The Compensation Committee is comprised entirely of independent directors and is responsible for developing and making recommendations to our Board of Directors with respect to our executive compensation policies. The Chairman of the Compensation Committee is Mr. White.

Other Compensation Arrangements

      The Company has not adopted any other long-term incentive plans, defined benefit or actuarial pension plans in which the Company’s current executives or directors participate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The following table sets forth, as of April 30, 2004, certain information regarding each person, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to own “beneficially”, as such term is defined in Rule 13d-3 under the Exchange Act, more than 5% of our outstanding common stock. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name and Address of Beneficial Owner	Beneficially Owned(1)		Common Stock

Metromedia Company	7,989,206		8.5%
One Meadowlands Plaza
East Rutherford, NJ 07073
John W. Kluge	18,465,356	(2)	19.3%
810 Seventh Avenue
New York, New York 10019
Stuart Subotnick	19,050,994	(2)	20.3%
810 Seventh Avenue
New York, New York 10019
News PLD LLC	9,136,744	(3)	9.7%
1211 Avenue of the Americas
New York, New York 10036
Joseph Corso, Jr.	10,225,000	(4)	10.9%
167 Zock Road
Cuddlebackville, New York 12729

(1)	Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)	The amount set forth in the table above includes 7,989,206 shares beneficially owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company, a Delaware general partnership owned and controlled by John W. Kluge and Stuart Subotnick, and 9,476,151 shares of common stock owned directly by a trust affiliated with Mr. Kluge (which include, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock that are currently convertible into 666,666 shares of common stock). The amount set forth for Mr. Subotnick includes 535,637 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick serves as trustee of certain trusts affiliated with Mr. Kluge and he disclaims beneficial ownership of the shares owned by such trusts. The amounts shown for Mr. Subotnick also includes presently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at exercise prices of $7.44 and $9.31, respectively, per share. The amounts shown for Mr. Kluge also include presently exercisable options to acquire 1,000,000 shares of common stock, at an exercise price of $7.44 per share.

(3)	Pursuant to a report on Schedule 13D filed with the Securities and Exchange Commission on October 8, 1999 by (i) The News Corporation Limited, a South Australia, Australia corporation, with its principal executive office located at 2 Holt Street, Sydney, New South Wales 2010, Australia, (ii) News America Incorporated, a Delaware corporation, with its principal executive office located at 1211 Avenue of the Americas, New York, New York 10036, (iii) News PLD LLC, a Delaware limited liability company, with its principal executive office located at 1211 Avenue of the Americas, New York, New York 10036, and (iv) K. Rupert Murdoch, a United States citizen, with his business address at 10201 West Pico Boulevard, Los Angeles, CA 90035. News PLD LLC primarily holds, manages and otherwise deals with The News Corporation affiliates’ investment in our company.

(4)	Pursuant to a report on Schedule 13G filed with the Securities and Exchange Commission on April 5, 2004 by Joseph Corso, Jr., an individual with his principal executive offices at 167 Zock Road, Cuddlebackville, New York 12729.

      The foregoing information is based solely on a review, as of April 30, 2004, by us of statements filed with the Securities and Exchange Commission under Sections 13(d) and 13(g) of the Exchange Act. To our best knowledge, except as set forth above, no person owns beneficially more than 5% of our outstanding common stock.

Securities Beneficially Owned by Directors and Executive Officers

      The following table sets forth the beneficial ownership of common stock as of April 30, 2004 with respect to (i) each director and director nominee, (ii) each current and former executive officer of the Company named in the Summary Compensation Table under “Executive Compensation” and (iii) all directors and executive officers as a group.

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Common Stock

Mark S. Hauf	-0-		*
Harold F. Pyle, III	60,000	(2)	*
Natalia Alexeeva	-0-		*
B. Dean Elledge	635		*
Victor Koresh	-0-		*
John S. Chalsty	57,500	(3)	*
Alan K. Greene	-0-		*
Clark A. Johnson	317,000	(4)	*
I. Martin Pompadur	120,000	(5)	*
Stuart Subotnick	18,050,994	(6)	19.2
Leonard White	125,000	(7)	*
All Directors and Executive Officers as a group (11 persons)	18,731,129	(8)	19.9

*	Holdings do not exceed one percent of the total outstanding shares of common stock.

(1)	Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)	Includes currently exercisable options to acquire 60,000 shares of common stock at an exercise price of $0.36 per share under the 1996 Stock Incentive Plan.

(3)	Includes currently exercisable options to acquire 50,000 shares and 7,500 shares of common stock at exercise prices of $0.36 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(4)	Includes currently exercisable options to acquire 35,000; 50,000; 5,000; and 7,500 shares of common stock at exercise prices of $9.31; $2.80; $11.875; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(5)	Includes currently exercisable options to acquire 50,000; 50,000; and 7,500 shares of common stock at exercise prices of $4.50; $2.80; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(6)	Represents 7,989,206 shares of common stock beneficially owned through Metromedia Company, a Delaware general partnership owned and controlled by Messrs. Kluge and Subotnick and 9,476,151 shares of common stock owned directly by a trust affiliated with Mr. Kluge, which includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible Preferred Stock, which shares are currently convertible into 666,666 shares of common stock. Mr. Subotnick includes 535,637 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick disclaims beneficial ownership of the shares owned by the trust. Includes Mr. Subotnick’s currently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at an exercise price of $7.44 and $9.31, respectively, per share.

(7)	Includes currently exercisable options to acquire 50,000, 50,000, 7,500 and 5,000 shares of common stock at exercise prices of $9.625, $2.80, $11.875 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(8)	Includes currently exercisable options to acquire shares of common stock in the amounts and at the exercise prices set forth in the footnotes above, and also includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible Preferred Stock, which shares are currently convertible into 666,666 shares of common stock.

Equity Compensation Plan Information

      For information regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, see “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters.”

Item 13.	Certain Relationship and Related Transactions

Relationship with Metromedia Company

      Metromedia Company and its affiliates are collectively the Company’s largest stockholder, beneficially holding 19,050,994 shares of the Company’s common stock, representing approximately 20.3% of the Company’s outstanding common stock at December 31, 2003. The Company is party to certain agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

      Consulting Agreement. Metromedia Company provided certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement (the “CSA”). For the years ended December 31, 2003 and 2002, the Company paid Metromedia Company consulting fees of $0.3 million and $0.8 million pursuant to the CSA. Approximately 55% and 40% of fees paid in 2003 were related to general managerial services and tax services, respectively, with the remaining for legal and other services.

      Services provided by Metromedia Company pursuant to the CSA have been provided as requested by the Company and have been invoiced to the Company at agreed-upon hourly rates. There is no minimum required level of services. The Company has also been obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with services performed by it under the CSA. Pursuant to the agreement, the Company agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys’ fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement, other than those in any way relating to or resulting from the gross negligence or willful misconduct of Metromedia Company, its employees, consultants or other representatives. The CSA continues in effect unless and until Metromedia Company or the Company provided written notice of termination to the other party, whereupon the CSA will terminate immediately.

      Trademark License Agreement. The Company is party to a license agreement with Metromedia Company, dated November 1, 1995, as amended, pursuant to which Metromedia Company has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name “Metromedia” in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years. In May 2004, the license agreement was amended and Metromedia Company granted the Company the right to use the Metromedia Company logo on the same terms as the trademark. The license agreement may be terminated by Metromedia Company upon three months prior written notice to the Company or, upon the occurrence of certain specified events, upon one month’s prior written notice by Metromedia Company to the Company.

      In addition, Metromedia Company has reserved the right to terminate the license agreement in its entirety immediately upon written notice to the Company if, in Metromedia Company’s sole judgment, the Company’s continued use of “Metromedia” as a trade name would jeopardize or be detrimental to the goodwill and reputation of Metromedia Company.

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

Indemnification Agreements

      In accordance with Section 145 of the General Corporation Law of the State of Delaware, pursuant to the Company’s Restated Certificate of Incorporation, the Company has agreed to indemnify its officers and directors against, among other things, any and all judgments, fines, penalties, amounts paid in settlements and expenses paid or incurred by virtue of the fact that such officer or director was acting in such capacity to the extent not prohibited by law.

      We have entered into indemnification agreements with certain directors. These indemnification agreements provide for indemnification of such directors to the fullest extent authorized or permitted by law. They also provide for:

•	advancement by the Company of expenses incurred by the director in defending certain litigation;

•	the appointment in certain circumstances of an independent legal counsel to determine whether the director is entitled to indemnification; and

•	the continued maintenance by the Company of directors’ and officers’ liability insurance which currently consists of $10 million of primary coverage and secondary coverage of $5 million.

      The indemnification agreements were approved by our stockholders at its 1993 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      Audit Fees. For professional services rendered for the audit of the Company’s financial statements included in the Company’s 2003 and 2002 Forms 10-K and the review of the financial statements included in the Company’s quarterly 2003 and 2002 Forms 10-Q, KPMG LLP billed the Company a total of $2,710,000 in 2003 and $2,865,500 in 2002.

      Audit-Related Fees. For professional audit-related services rendered, KPMG LLP billed the Company a total of $115,800 in 2003 and $345,000 in 2002. Audit-related services generally include statutory audits of certain subsidiaries and services related to the disposition of Snapper and limited due diligence.

      Tax Fees. KPMG LLP fees for the years 2003 and 2002 for tax consulting and expatriate tax services were $235,048 and $118,185, respectively.

      All Other Fees. None.

      The Company’s Audit Committee pre-approved all of the services described above that were provided after the pre-approval requirements under the Sarbanes-Oxley Act became effective on May 6, 2003.

      The Audit Committee considered whether the non-audit services rendered by KPMG LLP were compatible with maintaining the independence of KPMG LLP as auditors of the Company’s financial statements and determined that they were.

      During 2003, the Company adopted procedures governing pre-approval of services to be provided by the Company’s independent auditors consisting of the following key components:

•	The Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of the Company’s independent auditors.

•	The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services. Pre-approval is delegated to one or more members of the Audit Committee.

•	The Company’s independent auditors are prohibited from providing certain non-audit services. Any other permissible non-audit service engagement must be specifically approved in advance by the Audit Committee.

•	Generally, the Audit Committee will not engage the Company’s independent auditors for services other than audit, audit-related and tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (a)(2)

Financial Statements and Schedules

      The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

      (a) (3) Exhibits

           The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.

By:	/s/ MARK S. HAUF

Mark S. Hauf
President, Chief Executive Officer
and Chairman of the Board

Dated: May 24, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. HAUF Mark S. Hauf	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 24, 2004

/s/ HAROLD F. PYLE, III Harold F. Pyle, III	Executive Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 24, 2004

/s/ B. DEAN ELLEDGE B. Dean Elledge	Vice President Finance, Chief Accounting Officer (Principal Accounting Officer)	May 24, 2004

/s/ JOHN STEELE CHALSTY John Steele Chalsty	Director	May 24, 2004

/s/ ALAN K. GREENE Alan K. Greene	Director	May 24, 2004

/s/ CLARK A. JOHNSON Clark A. Johnson	Director	May 24, 2004

/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director	May 24, 2004

/s/ STUART SUBOTNICK Stuart Subotnick	Director	May 24, 2004

/s/ LEONARD WHITE Leonard White	Director	May 24, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

INDEX TO FINANCIAL STATEMENTS

Page

METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Stockholders’ (Deficiency) Equity and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7
MAGTICOM LIMITED
Report of Independent Public Accounting Firm	F-56
Statements of Income for the years ended December 31, 2003, September 30, 2002 and 2001 and the three month periods ended December 31, 2003 (unaudited) and 2002	F-57
Balance Sheets as of December 31, 2003 and 2002 and September 30, 2002	F-58
Statements of Cash Flows for the years ended December 31, 2003, September 30, 2002 and 2001 and the three month periods ended December 31, 2003 (unaudited) and 2002	F-59
Statements of Stockholders’ Equity and Comprehensive Income	F-60
Notes to Financial Statements	F-61

Consolidated Financial Statement Schedules:
I. Condensed Financial Information of Registrant	S-1
II. Valuation and Qualifying Accounts	S-5

      All other schedules have been omitted either as inapplicable or not required under the Instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Metromedia International Group, Inc.:

      We have audited the accompanying consolidated financial statements of Metromedia International Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and net operating cash deficiencies, and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 4 to the consolidated financial statements, the Company changed its policy regarding the accounting for certain business ventures previously reported on a three-month lag basis as of January 1, 2003.

      As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” as of January 1, 2002.

/s/ KPMG LLP

New York, New York

May 14, 2004

METROMEDIA INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues	$73,121	$65,112	$57,086
Cost and expenses:
Cost of services	23,621	19,229	15,974
Selling, general and administrative	46,390	47,459	47,862
Depreciation and amortization	21,093	21,486	26,178
Asset impairment charges	—	6,728	—

Operating loss	(17,983)	(29,790)	(32,928)
Other income/(expense):
Interest expense	(18,711)	(22,297)	(20,920)
Interest income	842	1,413	2,622
Equity in income (losses) of and write-downs of investment in unconsolidated investees	14,298	(21,908)	(47,150)
Gain on retirement of debt	24,582	—	—
Gain (loss) on disposition of businesses, net	12,762	5,675	(467)
Foreign currency (loss) gain	(518)	473	27
Other (expense) income	(194)	(23)	687

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	15,078	(66,457)	(98,129)
Income tax expense	(5,945)	(776)	(6,220)
Minority interest	(8,995)	(4,537)	(3,407)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	138	(71,770)	(107,756)
Income (loss) from discontinued components	8,306	(35,578)	(140,775)
Cumulative effect of changes in accounting principles	2,012	(1,127)	—

Net income (loss)	10,456	(108,475)	(248,531)
Cumulative convertible preferred stock dividend requirement	(17,487)	(16,274)	(15,008)

Net loss attributable to common stockholders	$(7,031)	$(124,749)	$(263,539)

Weighted average number of common shares — Basic and Diluted	94,035	94,035	94,035

Income (loss) per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.18)	$(0.94)	$(1.30)
Discontinued components	0.09	(0.38)	(1.50)
Cumulative effect of changes in accounting principles	0.02	(0.01)	—

Net loss per common share attributable to common stockholders	$(0.07)	$(1.33)	$(2.80)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,925	$26,467
Accounts receivable, net	5,915	5,224
Prepaid expenses and other assets	6,472	11,859
Current assets of discontinued components	5,559	14,932

Total current assets	44,871	58,482
Property, plant and equipment, net	86,297	78,749
Investments in and advances to business ventures	34,707	30,720
Goodwill	27,540	25,205
Intangible assets, net	7,853	13,727
Other assets	5,077	4,432
Noncurrent assets of discontinued components	20,085	41,115
Business ventures held for sale	536	37,718

Total assets	$226,966	$290,148

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,085	$4,038
Accrued expenses	24,917	29,618
Current portion of long-term debt	1,376	1,797
Current liabilities of discontinued components	6,211	22,765

Total current liabilities	36,589	58,218
Long-term debt, less current portion	153,383	213,864
Deferred income taxes	9,426	—
Other long-term liabilities	7,632	8,792
Long-term liabilities of discontinued components	376	105

Total liabilities	207,406	280,979
Minority interest	32,715	31,667
Commitments and contingencies
Stockholders’ deficiency:
7 1/4% Cumulative Convertible Preferred Stock, at liquidation value	207,000	207,000
Common Stock, $0.01 and $1.00 par value at December 31, 2003 and 2002, respectively, authorized 400.0 million shares, issued and outstanding 94.0 million shares	940	94,035
Paid-in surplus	1,195,864	1,102,769
Accumulated deficit	(1,403,898)	(1,414,354)
Accumulated other comprehensive loss	(13,061)	(11,948)

Total stockholders’ deficiency	(13,155)	(22,498)

Total liabilities and stockholders’ deficiency	$226,966	$290,148

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net income (loss)	$10,456	$(108,475)	$(248,531)
(Income) loss from discontinued components	(8,306)	35,578	140,775

Income (loss) from continuing operations	2,150	(72,897)	(107,756)
Items not requiring cash outlays:
Equity in (income) losses of and write-down of investment in unconsolidated investees	(14,298)	21,908	47,150
Depreciation and amortization	21,093	21,486	26,178
Asset impairment charges	—	6,728	—
Accretion of debt discount	—	5,253	20,273
Gain on retirement of debt	(24,582)	—	—
(Gain) loss on disposition of businesses, net	(12,762)	(5,675)	467
Minority interest	8,995	4,537	3,407
Cumulative effect of changes in accounting principles	(2,012)	1,127	—
Changes in:
Accounts receivable	(664)	238	3,197
Other assets and liabilities	3,042	141	5,866
Accounts payable and accrued expenses	(426)	(8,206)	(20,596)

Cash used in operating activities	(19,464)	(25,360)	(21,814)
Investing activities:
Proceeds from sale of businesses	16,885	11,234	49
Additions to property, plant and equipment	(16,447)	(13,694)	(10,504)
Distributions from business ventures	12,287	3,055	1,162
Investments in and advances to business ventures	—	(721)	(4,289)
Other investing activities, net	438	(500)	—

Cash provided by (used in) investing activities	13,163	(626)	(13,582)

Financing activities:
Dividends paid to minority interests	(7,664)	(3,392)	(3,219)
Payments on debt and capital leases	(2,297)	(846)	(2,397)
Borrowings on debt and capital leases	—	4,868	—
Preferred stock dividends paid	—	—	(3,752)

Cash (used in) provided by financing activities	(9,961)	630	(9,368)

Cash provided by (used in) discontinued components, net	16,336	27,764	(2,033)
Effect of exchange rate changes on cash	384	—	—

Net increase (decrease) in cash and cash equivalents	458	2,408	(46,797)
Cash and cash equivalents at beginning of year	26,467	24,059	70,856

Cash and cash equivalents at end of year	$26,925	$26,467	$24,059

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY AND COMPREHENSIVE LOSS

	7 1/4% Cumulative
	Convertible Preferred						Accumulated
	Stock		Common Stock				Other
							Comprehensive	Comprehensive	Total
	Number of		Number of		Paid-in	Accumulated	Income	Income	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Deficit	(Loss)	(Loss)	Equity (Deficiency)

	(In thousands)
Balances at January 1, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,053,596)	$(6,532)		$343,676
Net loss	—	—	—	—	—	(248,531)	—	$(248,531)	(248,531)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	720	720	720
Minimum pension liability	—	—	—	—	—	—	(1,337)	(1,337)	(1,337)

Total comprehensive loss								(249,148)

Dividends paid on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(3,752)	—		(3,752)

Balances at December 31, 2001	4,140	207,000	94,035	94,035	1,102,769	(1,305,879)	(7,149)		90,776
Net loss	—	—	—	—	—	(108,475)	—	(108,475)	(108,475)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(828)	(828)	(828)
Minimum pension liability	—	—	—	—	—	—	(3,971)	(3,971)	(3,971)

Total comprehensive loss								(113,274)

Balances at December 31, 2002	4,140	207,000	94,035	94,035	1,102,769	(1,414,354)	(11,948)		(22,498)
Net income	—	—	—	—	—	10,456	—	10,456	10,456
Change in common stock par value	—	—	—	(93,095)	93,095	—	—		—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(577)	(577)	(577)
Minimum pension liability	—	—	—	—	—	—	(536)	(536)	(536)

Total comprehensive income								$9,343

Balance at December 31, 2003	4,140	$207,000	94,035	$940	$1,195,864	$(1,403,898)	$(13,061)		$(13,155)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Description of Business, Going Concern and Recent Developments

Basis of Presentation and Description of Business

      The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. (the “Company”) and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

      The Company is a holding company with ownership interests in telephony and cable television businesses that operate in northwestern Russia and the Republic of Georgia. For the year ended December 31, 2003, the telephony businesses generated 96% of consolidated revenues, while the cable television business generated 4% of consolidated revenues. Substantially all of the Company’s assets are located and revenues are generated outside of the United States.

      On September 30, 2003, the Board of Directors formally approved management’s plan of disposing its remaining non-core media businesses. As of December 31, 2003, the Company’s non-core media businesses were comprised of four cable television networks, with operations in Romania, Russia, Belarus and Lithuania and interests in nineteen radio businesses operating in Finland, Hungary, Bulgaria, Estonia, Latvia and the Czech Republic. These consolidated financial statements also include the results of the Company’s discontinued business components (see Note 3, “Discontinued Components”).

      In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Accordingly, effective January 1, 2003, the Company changed its policy regarding the accounting for certain business ventures previously reported on a three-month lag basis. All of the Company’s current operating business ventures with the exception of PeterStar, have historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the years ended December 31, 2002 and 2001 includes the results for those business ventures for the twelve months ended September 30, 2002 and 2001, respectively (see Note 4, “Accounting Changes — Elimination of the Three-Month Lag Reporting Policy”).

Going Concern and Recent Developments

      In the first quarter of 2003, the Company embarked on an overall restructuring of its business (the “Restructuring”). The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. In this Restructuring, the Company undertook to sell its non-core businesses, which at the beginning of the Restructuring included nine cable television networks, twenty radio broadcasting stations and various non-core telephony businesses located in Western, Central and Eastern Europe. Proceeds of these sales mitigated short-term liquidity concerns and provided capital for further core business development. Upon completion of all planned sales, the Company will emerge as a business with its principal attentions focused on the continued development of its core telephony businesses in Northwest Russia and the Republic of Georgia. In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate.

      As of April 30, 2004, the Company’s remaining non-core media businesses held for sale consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania. Sale of these remaining non-core businesses is expected within the first half of 2004. The Company has relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a reduction in its corporate personnel and office related

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures. Further reductions in corporate overhead expenditures will follow the final disposition of all non-core operations. The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

      Both of these business ventures are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also intends to retain its ownership in Ayety TV, a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest.

      The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2003 and April 30, 2004, the Company had approximately $25.6 million and $30.0 million, respectively, of unrestricted cash on hand. In addition, as of December 31, 2003, the Company’s consolidated business ventures held $1.4 million of cash. Furthermore, as of December 31, 2003, the Company’s unconsolidated business ventures had approximately $18.0 million of cash on hand, $17.6 million of which was held in banks in the Republic of Georgia.

      The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet on a timely basis its future overhead requirements and indebtedness interest payment obligations, including those associated with its $152.0 million aggregate principal amount (fully accreted) 10 1/2% Senior Notes, due 2007 (the “Senior Notes”). However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in selling any additional non-core businesses or that these sales, if they occur, will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

      Separately, the Company projects that it has sufficient corporate cash on hand to support the Company’s planned operating, investing and financing cash flows through the end of 2004, including the Company’s $8.0 million semi-annual interest payment due on September 30, 2004 on its Senior Notes. This projection does not include cash inflows that might reasonably arise from operating business venture dividend distributions or cash proceeds from the remaining non-core media businesses; either of which would further strengthen our current liquidity position.

      However, the Company does not believe that it has sufficient corporate cash on hand today to support the Company’s planned operating, investing and financing cash flows through March 31, 2005, including the Company’s $8.0 million semi-annual interest payment that is due on March 31, 2005 associated with its Senior Notes.

      If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide assurances at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders deficit and has suffered recurring operating losses and operating cash deficiencies.

      The factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company engaged in discussions with representatives of holders of a substantial portion of the Company’s Senior Notes concerning a restructuring of the Senior Notes. To date, no restructuring has been agreed upon and further restructuring discussions with these substantial Senior Note holders were suspended.

      Beginning in late 2003 and continuing into 2004, the Company has had and continues to have discussions with several holders of the Company’s 7 1/4% cumulative convertible preferred stock (the “Preferred Stock”) regarding the preferred stockholders’ right to elect two new directors to the Company’s Board of Directors.

      Opportunities to restructure the Company’s balance sheet, including to refinance the Senior Notes and Preferred Stock, which had an aggregate preference claim of $252.9 million and $257.4 million as of December 31, 2003 and March 31, 2004, respectively, are being pursued, but present Company plans presume the continued service of the Senior Notes on current terms and the continued deferral of the payment of dividends on the Preferred Stock. The Company cannot provide assurances at this time that a capital restructuring effort will be undertaken or, if undertaken, that such effort would produce a material improvement in short-run cash flows or equity valuations.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid instruments with maturities of three months or less at the time of purchase.

Investments in Marketable Debt and Equity Securities

      Marketable debt and equity securities consist of investments in corporate debt and equity securities. The Company classifies marketable debt and equity securities in one of three categories: trading, available for sale, or held to maturity and accounts for such investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The specific identification method is used for determining the cost basis of all such securities.

•	Trading securities — Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are carried in the balance sheet at their fair value. Unrealized holding gains and losses on trading securities are included in the statement of operations.

•	Held to maturity securities — Held to maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at amortized cost. Premiums and discounts are amortized over the life of the related security held to maturity, as an adjustment to yield using the effective interest method.

•	Available for sale securities — All marketable securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are carried on the balance sheet at their fair value. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

•	Premiums and discounts on available for sale securities are amortized over the life of the related available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

•	Impairment losses — A decline in the fair value of any held to maturity or available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value. The impairment is charged to the statement of operations and a new cost basis for the security is established.

Inventories

      Inventories are stated at the lower of cost or market on the weighted-average method.

Investments — Consolidation and Equity Method

      Wholly owned subsidiaries and majority owned business ventures, where the Company has operating and financial control, are consolidated. Those business ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for by the equity method. The Company reflects its net investments in business ventures under the caption “Investments in and advances to business ventures.” Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted for the Company’s share of undistributed earnings or losses of the business venture as well as distributions received. All significant inter-company accounts and transactions are eliminated upon consolidation.

      Equity in the losses of the business ventures are recognized according to the percentage ownership in each business venture until the Company’s business venture partner’s contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the business venture if it is the principal funding source for the business venture. Advances and accrued interest to the business ventures under the line of credit agreements between the Company, or one of its subsidiaries, and the business ventures are reflected based on amounts recoverable under the credit agreement. A loss in value of an investment, which is deemed to be other than a temporary decline, is recognized as a charge to operations and included in equity in income (losses) of and write downs of investments in unconsolidated investees in the statement of operations.

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

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

      As the Company has engaged in business combinations accounted for using the purchase method, goodwill was recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such goodwill was subject to amortization through the year ended December 31, 2001.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives are subject to an annual review for impairment. The new standards were effective for the Company January 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. Accordingly, the Company recorded a transitional impairment charge of $16.8 million as of January 1, 2002, of which $15.7 million has been included in the loss from discontinued components with the remaining $1.1 million reflected as the cumulative effect of a change in accounting principle for the year ended December 31, 2002.

Revenue Recognition

      The Company’s business ventures’ and subsidiaries’ telephony operations recognize revenues in the period the service is provided. Installation fees for cable television services are recognized as revenues upon subscriber hook-up to the extent direct selling costs are incurred. Installation fees in excess of direct selling costs are deferred and recognized over the expected life of the customer relationship. Installation fees for telephony operations are deferred together with the related costs and amortized over the estimated term of a customer relationship. Installation costs in excess of installation fees are recognized as expense in the period incurred.

Self-Insurance

      The Company establishes reserves for claims and claims expense on reported and unreported claims of self-insured losses. Such costs are relative to workers’ compensation, health and product liability costs for certain former subsidiaries claims prior to their sale. These reserve estimates are based on known facts and interpretations of circumstances and internal factors including the Company’s experience with similar cases, historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims. In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes. The Company may also supplement its claims processes by utilizing third party appraisers, engineers, other professionals and information sources to assess and settle claims. The effects of inflation are implicitly considered in the reserving process.

      Because reserves are based on estimations of future losses, the establishment of appropriate reserves is an inherently uncertain process. The ultimate costs of losses may vary materially from recorded amounts, which are based on management’s best estimates of future losses. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

      Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at December 31, 2003 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests

      Recognition of minority interests’ share of income and losses of consolidated subsidiaries is limited to the amount of such minority interests’ allocable portion of the common equity of those consolidated subsidiaries.

Income Taxes

      The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Stock Option Plans

      The Company has elected to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and present proforma disclosures of results of operations as if the fair value method had been adopted.

      The effect of applying SFAS No. 123 on the net loss attributable to common stockholders, as reported below is not representative of the effects on reported net loss in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss attributable to common stockholders as reported	$(7,031)	$(124,749)	$(263,539)
Add: stock-based employee compensation expense determined under fair value based method	(696)	(834)	(3,655)

Pro forma net loss	$(7,727)	$(125,583)	$(267,194)

Net loss per share attributable to common stockholders — Basic and Diluted:
As reported	$(0.07)	$(1.33)	$(2.80)

Pro forma	$(0.08)	$(1.34)	$(2.84)

Pension and Other Postretirement Plans

      The Company sponsors two defined benefit pension plans and a post retirement benefit plan covering certain former employees. The benefits are based on years of service multiplied by a fixed dollar amount and the employee’s compensation during the five years before retirement. Benefits under these plans have been frozen and the Company is currently evaluating merging the two defined benefit plans to reduce administrative costs.

Foreign Currency Translation

      The statutory accounts of the Company’s consolidated foreign subsidiaries and business ventures are maintained in accordance with local accounting regulations and are stated in local currencies, generally Russian Rubles and Georgian Lari. Local statements are translated into U.S. generally accepted accounting

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles and U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Accounting for Foreign Currency Translation.”

      Under SFAS 52, foreign currency assets and liabilities are generally translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) in the period in which they occur.

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

      Until September 30, 2003, PeterStar’s measurement currency was the US Dollar, because it reflected the economic substance of the underlying events and circumstances of the Company. On October 1, 2003, the Company determined that a change in the currency in which PeterStar determined customers’ bills required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the US Dollar to the Russian Ruble. Consequently, at October 1, 2003, the historical bases of the Company’s non-monetary assets were translated to US Dollars using the exchange rate in effect as of that date, except for the historical base of the Company’s non-monetary assets that were acquired before January 1, 2003, which were set using the exchange rate in effect as of January 1, 2003, because as at that date the Russian Ruble ceased to be highly inflationary. The translation of the non-monetary assets using the Russian Ruble as functional currency for the period from January 1, 2003 to October 1, 2003 resulted in an increase in property, plant and equipment of $5.6 million, an increase of $1.5 million in goodwill and net intangibles and an increase of $8.5 million in deferred tax liabilities, which was recorded as a cumulative translation adjustment in equity. The U.S. dollar remains the Company’s reporting currency.

Fair Value of Financial Instruments

      The Company believes that the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and long-term debt, excluding its Senior Notes, approximate their fair value.

      The Company’s Senior Notes have a carrying value equal to their face value of $152.0 million as of December 31, 2003. On April 24, 2003, the Company completed a transaction with certain holders of its Senior Notes (the “Adamant Transaction”), by which the Company exchanged the ownership interests of certain of its business units located in Russia for forgiveness of approximately $58.6 million of the Senior Notes and related accrued interest of $3.5 million, and $5.0 million in cash.

      The majority of the remaining Senior Notes are closely held and not widely traded. Accordingly, a reliable quoted price does not readily exist. Based on the Adamant Transaction, however, the Company estimates that the fair value for the Senior Notes outstanding at December 31, 2003, is between $112.3 million and $156.0 million. Such value is based on a discount consistent with the Adamant Transaction up to a value that includes no discount for the Senior Notes outstanding after the Adamant Transaction.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Common Share

      Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the years ended December 31, 2003, 2002 and 2001. For the years ended December 31, 2003, 2002 and 2001, 21.2 million, 23.0 million and 24.5 million shares, respectively, attributable to common stock equivalents were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net loss in the computation of EPS.

Use of Estimates and Judgments

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, self-insured workers’ compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

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

Reclassifications

      Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation, including for the presentation of the financial results of business ventures that are currently accounted for as discontinued business components (see Note 3, “Discontinued Components”).

3.	Discontinued Components

      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. Management anticipates that the remaining non-core media businesses will be disposed of by June 30, 2004.

      A summary of such assets that are to be disposed include:

      • All remaining radio businesses; and

      • All remaining cable television businesses with the exception of Ayety TV.

      Furthermore, since the first quarter of 2002, the Company has sought out opportunities to sell other business ventures for the purpose of improving the Company’s liquidity position. In light of these events, the Company has concluded that certain businesses ventures meet the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these entities have been presented as such within the consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accordingly, as of December 31, 2003, the income statement of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income (loss) from discontinued components and the balance sheet presents the assets and liabilities of such operations as assets and liabilities of discontinued components.

      A summary of significant dispositions of such businesses from January 1, 2002 to December 31, 2003 are summarized below.

Sun TV

      On November 12, 2003, the Company sold its interest in the Moldovan cable television company Sun TV and Sun Constructie S.R.L., a Moldovan trading company, to Lekert Management, LTD, a company organized under the laws of British Virgin Islands for cash consideration of $2.1 million. Lekert Management, Ltd. is an affiliate of Neocom S.R.L., which owned 35% of Sun TV prior to the transaction. The Company recorded a charge to earnings in the third quarter of 2003 in the amount of $0.4 million to reflect its investment in Sun TV and Sun Constructie at the lower of cost or fair value less cost to sell. The impairment charge is included in the results of discontinued operations.

Technocom Transaction

      On June 25, 2003, the Company sold its wholly owned subsidiary, Technocom Limited (“Technocom”) for $4.5 million. Technocom held interests in several Russian telecommunications enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements intended to settle all historical claims concerning Technocom-related businesses, including claims arising from litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation. The Company further expects that the broad releases, from and among all potential claimants contained in the settlement agreements, will avoid any further dispute in connection with Technocom, its subsidiary businesses, or its past or present stakeholders.

      The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in a gain of $2.8 million on the disposition, which was recorded in the three months ended June 30, 2003. Such gain is included in the results of discontinued operations.

Adamant Transaction

      On April 24, 2003, the Company completed an exchange with Adamant Advisory Services (“Adamant”) of its ownership in certain of its business units in Russia for approximately $58.6 million, face value, of the Company’s Senior Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow-based fixed-line telephony operator (“Comstar”); Kosmos TV, a Moscow-based cable television operator (“Kosmos TV”); and the Company’s Russian radio businesses (the “Radio Businesses”). In addition to conveying the Senior Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant.

      The Company has recorded a gain related to this transaction of approximately $31.6 million in the year ended December 31, 2003, which is comprised of a $24.6 million gain related to the early extinguishment of the exchanged Senior Notes and a $7.0 million gain on the transfer of the Company’s interests in the Radio Businesses. Such gain on early debt extinguishment was adjusted to $24.6 million in the third quarter of 2003, due to a favorable adjustment of $0.5 million to professional fees previously accrued. The gain on early extinguishment was reflected in the Company’s income from continuing operations in the three months ended

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2003, while the gain on sale of the Company’s interests in the Radio Businesses was reflected in the income from operations of discontinued components in the three months ended June 30, 2003. In addition, in the year ended December 31, 2002, the Company recorded an impairment charge of $1.1 million to reflect Comstar and Kosmos TV, unconsolidated investees of the Company, at their respective fair values. The impairment charge is reflected in Equity in income (losses) of and write-downs of investment in unconsolidated investees for the year ended December 31, 2002.

Snapper, Inc.

      On November 27, 2002, the Company completed the sale of substantially all of the assets and certain liabilities of Snapper, Inc. (“Snapper”) to Simplicity Manufacturing, Inc. (“Simplicity”) for an ultimate sale price of $60.0 million. Snapper manufactures premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

      In accordance with the provisions of SFAS No. 142, the Company completed its evaluation of the fair value of Snapper and determined that, as of January 1, 2002, there was a transitional impairment charge required on the Company’s then recorded goodwill. Consequently, the Company recorded a $13.6 million transitional charge in 2002. In addition, the Company recorded an estimated loss on disposal of $10.1 million during the year ended December 31, 2002. Such loss was based on the minimum amount of cash expected once the final terms of the settlement with the buyer were agreed. The $10.1 million estimated loss was comprised of a write down of assets and estimated severance and disposal costs.

      In the six months ended June 30, 2003, a final accounting for this transaction was made, and the Company adjusted a receivable that was due from Simplicity to $6.0 million to include additional net proceeds due to the Company of $0.7 million. The additional net proceeds were recorded as an adjustment to the loss on sale in income from discontinued components in the six months ended June 30, 2003 and resulted in an adjusted net loss on disposal of $9.4 million.

      Simplicity paid the $6.0 million to the Company in the quarter ended September 30, 2003.

Metromedia China Corporation

      In July 2002, the Company commenced a rights offering to the existing minority shareholders of Metromedia China Corporation (“MCC”), a majority owned subsidiary. The rights offering expired on August 22, 2002. Management determined prior to commencing the rights offering that it might not be able to continue to fund the operations or meet the minimum capital contributions required under the existing charter documents for MCC’s operating subsidiaries. Furthermore, management further recognized that if the rights offering were successful in raising the minimal funding required to sustain the operations, the Company would be substantially diluted in its ownership rights in MCC.

      Accordingly, the Company recorded a charge to earnings during the year ended December 31, 2002 totaling $0.9 million to reduce the carrying value of MCC to the Company’s best estimate as to the value that would be realized from the disposition of its ownership interests in MCC and/or the operating subsidiaries of MCC.

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

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      During the three months ended September 30, 2003, the Company recorded a charge to earnings in the amount of $0.9 million to reflect its investment in Arkhangelsk Television Company (“ATK”) at the lower of cost or fair value, less costs to sell. Such loss is included in the results of discontinued components.

      The Company disposed of its ownership interests in ALTEL and CYP Yellow Pages during 2002. Accordingly, such business and operations have been presented as discontinued components.

      In October 2002, the Company received $4.9 million in settlement of certain claims against RDM Sports Group, Inc. (“RDM”), a former business venture of the Company. RDM had filed for voluntary bankruptcy under Chapter 11 of the Bankruptcy Code in August 1997. Upon release from certain lawsuits against the Company, RDM and former officers of the Company, the Chapter 11 trustee remitted payment to the Company in settlement of the Company’s claims against RDM.

      In addition, income of $0.3 million and $3.1 million was realized during the years ended December 31, 2003 and 2002, respectively, from tax refunds and related interest relating to carry-back losses for certain previously disposed of businesses.

Operating Results

      The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenues	$13,761	$17,734	$14,069
Operating loss	(3,293)	(1,144)	(363)
Cumulative effect of changes in accounting principles	331	—	—
Net loss	$(2,174)	$(1,601)	$(1,070)

      The combined results of operations of the discontinued cable businesses are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenues	$11,551	$12,131	$11,200
Asset impairment	(1,250)	(2,155)	—
Operating income (loss)	87	(1,992)	(1,809)
Cumulative effect of changes in accounting principles	172	(2,030)	—
Net income (loss)	$32	$(3,643)	$(1,407)

      The operating results of the Snapper business segment are as follows (in thousands):

	Year Ended December 31,

	2002	2001

Revenues	$124,358	$164,449
Operating income	1,082	6,890
Cumulative effect of changes in accounting principles	(13,570)	(2,363)
Net (loss) income	$(13,427)	$895

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The combined operating results of the non-core Telephony (ALTEL, CPY Yellow Pages and Technocom) and other businesses that are discontinued components are as follows (in thousands):

	Year Ended December 31,

	2002	2001

Revenues	$18,291	$47,159
Asset impairment charge	(1,722)	(112,953)
Operating loss	(10,444)	(138,797)
Net loss	$(14,827)	$(137,963)

      The results of operations of the disposed Technocom business were immaterial for 2003.

      The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Cash and cash equivalents	$1,402	$4,114
Other receivables	1,064	6,049
Other current assets	3,093	4,769

Current assets	$5,559	$14,932

Goodwill	$8,748	$9,528
Property, plant and equipment, net	5,647	14,989
Intangible assets, net	4,977	6,499
Investments in and advances to business ventures	—	2,213
Other noncurrent assets	713	7,886

Noncurrent assets	$20,085	$41,115

Accounts payable	$2,766	$4,338
Accrued expense	3,445	16,716
Current portion of third party long-term debt	—	1,711

Current liabilities	$6,211	$22,765

Long-term liabilities	$376	$105

      The balance sheet as of December 31, 2003 excludes those ventures disposed of during the year ended December 31, 2003 as previously disclosed.

4.	Accounting Changes

Elimination of the Three-Month Lag Reporting Policy

      Effective January 1, 2003, the Company changed its policy regarding the accounting for business ventures previously reported on a three-month lag basis. All of the Company’s current operating business ventures with the exception of PeterStar, have historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the years ended December 31, 2002 and 2001 includes the results for those business ventures for the twelve months ended September 30, 2002 and 2001, respectively. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis and therefore, the

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial results as of and for the year ended December 31, 2003 reflect the change of bringing all business ventures off of the lag. As a result of this change, a $2.5 million decrease to the beginning accumulated deficit was recorded, of which $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and the remaining $0.5 million is included as a cumulative effect of a change in accounting principle in income from discontinued components for the year ended December 31, 2003.

      The effect of this change on the consolidated statement of operations for the twelve months ended December 31, 2003 is as follows (in thousands, except per share data):

Effect of Change in Year-End for Lag Ventures

	Twelve Months
	Ended
	December 31,	Three Months	Three Months	Cumulative Effect
	2003, Prior to	Ended	Ended	of a Change in	Twelve Months Ended
	Change in	December 31,	December 31,	Accounting	December 31, 2003,
	Accounting Policy	2002	2003	Principle	as Reported

Revenues	$73,129	$(661)	$653	$—	$73,121
Costs and expenses	90,744	(592)	952	—	91,104

Operating loss	(17,615)	(69)	(299)		(17,983)
Equity in income of and write-downs of investment in unconsolidated investees	12,782	(2,886)	4,402	—	14,298
Other non-operating income and expenses, net	18,754	—	9	—	18,763

Income before income tax expense, minority interest, discontinued components and cumulative effect of changes in accounting principles	13,921	(2,955)	4,112	—	15,078
Income tax expense	(5,945)	—	—	—	(5,945)
Minority interest	(8,635)	943	(1,303)	—	(8,995)

(Loss) income from continuing operations before discontinued components and the cumulative effects of changes in accounting principle	(659)	(2,012)	2,809	—	138
Income from discontinued components	7,791	(503)	515	503	8,306
Cumulative effect of changes in accounting principles	—	—	—	2,012	2,012

Net income	7,132	(2,515)	3,324	2,515	10,456
Preferred stock dividend requirement	(17,487)	—	—	—	(17,487)

Net loss attributable to common stockholders	$(10,355)	$(2,515)	$3,324	$2,515	$(7,031)

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months
	Ended
	December 31,	Three Months	Three Months	Cumulative Effect
	2003, Prior to	Ended	Ended	of a Change in	Twelve Months Ended
	Change in	December 31,	December 31,	Accounting	December 31, 2003,
	Accounting Policy	2002	2003	Principle	as Reported

Income (loss) per common per share attributable to common stockholders:
Continuing Operations	$(0.19)	$(0.02)	$0.03	$—	$(0.18)
Discontinued Components	$0.08	$(0.01)	$0.01	$0.01	$0.09
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.02	$0.02

Net loss per common share attributable to common stockholders	$(0.11)	$(0.03)	$0.04	$0.03	$(0.07)

Goodwill and Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests. Goodwill amortization of continuing operations (including that of goodwill included in equity in losses of and write-down of investment in unconsolidated subsidiaries) for the year ended December 31, 2001 totaled $8.5 million ($0.09 per share).

      In accordance with SFAS No. 142, goodwill was tested for transitional impairment by comparing the fair value of our reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units’ exceeded their carrying value except for Snapper, Baltic Communications Ltd., a local and long distance telephony operator in St. Petersburg, Russia (“BCL”) and Sun TV. The Company completed its analysis of Snapper, BCL and Sun TV and determined that transitional impairment charges of $13.6 million, $1.1 million and $2.1 million, respectively, were required. Accordingly, the Company recorded a $1.1 million charge as a cumulative effect of a change in accounting principle and a $15.7 million charge to discontinued components as of January 1, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The proforma effect as if the Company had reported all business ventures on a real time basis during the years ended December 31, 2002 and 2001 and as if SFAS No. 142 had been applied during the year ended December 31, 2001 is as follows (in thousands, except per share data):

	Year Ended December 31,

	2002	2001

Net loss attributable to common stockholders as reported	$(124,749)	$(263,539)
Add back:
Goodwill amortization expense	—	3,558
Goodwill amortization included in equity in losses of and write-down of investment in unconsolidated investees	—	4,930
Incremental net income for the lag period for continuing components	1,543	6,788

Proforma net loss attributable to common stockholders	(123,206)	(248,263)
Add back proforma loss from discontinued components	34,873	133,010

Proforma net loss from continuing operations attributable to common stockholders	$(88,333)	$(115,253)

Loss per share attributable to common stockholders as reported — Basic and diluted	$(1.33)	$(2.80)
Add back:
Goodwill amortization expense	—	0.04
Goodwill amortization included in equity in losses of and write-down of investment in unconsolidated investees	—	0.05
Incremental net income for the lag period for continuing components	0.02	0.07

Proforma loss per share attributable to common stockholders — Basic and diluted	(1.31)	(2.64)
Add back proforma loss from discontinued components	0.37	1.41

Proforma loss per share from continuing operations attributable to common stockholders	$(0.94)	$(1.23)

      Included in the proforma loss from discontinued components is the effect of lag adjustments of $0.7 million and $(0.3) million for the years ended December 31, 2002 and 2001, respectively. Included in the proforma loss from discontinued components is the effect of goodwill amortization of $8.0 million for the year ended December 31, 2001.

Accounting for the Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material effect on our results of operations, statement of position, or cash flows. However, the Company recorded losses as a result of the application of SFAS No. 144 during 2002.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Asset Impairment and Restructuring Charges

      The following table summarizes the components of the asset impairment charges recorded by the Company for continuing operations in the years ended December 31 (in thousands):

	2003	2002	2001

Goodwill	$—	$3,789	$—
Other intangibles	—	937	—
Property and equipment	—	2,002	—

Consolidated asset impairment and restructuring charges, net	—	6,728	—
Impairment charges included in equity in income (losses) and write-downs of investment in unconsolidated investees	1,516	27,347	36,752

Total asset impairment and restructuring charges	$1,516	$34,075	$36,752

2003 Impairment Charge

      In the year ended December 31, 2003, the Company recorded a non-cash charge to earnings of $1.5 million for the write-down of the Company’s investment in Cosmos TV, which has been included as a write-down of investment in unconsolidated investees. The Company received indicators of value in relation to selling the Company’s interest in Cosmos TV, evaluated the carrying value of Cosmos TV and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded an impairment charge of $1.5 million against the Company’s investment in Cosmos TV. Cosmos TV was sold subsequent to December 31, 2003.

2002 Impairment Charge

      The 2002 impairment charges of $6.7 million relating to consolidated ventures are reflected in the asset impairment and restructuring charge on the accompanying consolidated statement of operations. The Company determined the impairment charge based on expected cash flows.

      The 2002 impairment charges relating to unconsolidated ventures of $27.3 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations. Such charges related to the Company’s investments in Comstar and Kosmos TV. The Company evaluated the carrying value of each of these businesses and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded impairment charges against the license and goodwill carried as part of the carrying value of these businesses.

      Such charges are summarized in the following table (in thousands):

		Intangibles,	Property	Investments in
		Exclusive of	and	and Advances to
	Goodwill	Goodwill	Equipment	Business Ventures	Total

Comstar	$—	$—	$—	$27,105	$27,105
Ayety TV	2,818	937	650	—	4,405
Baltic Communications Ltd.	—	—	1,352	—	1,352
Other	971	—	—	242	1,213

Totals	$3,789	$937	$2,002	$27,347	$34,075

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Impairment Charge

      For the year ended 2001, the impairment charges relating to unconsolidated ventures of approximately $36.8 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees in the accompanying consolidated statement of operations. The impairments are principally related to Kosmos TV ($16.8 million), Telecom Georgia ($10.2 million) and BELCEL ($5.2 million).

      Included in selling, general and administrative expense for the year ended December 31, 2001 is a $0.3 million credit for the recovery of a previous restructuring provision.

6.	Business Ventures Held for Sale — Equity Method Accounted for Business Ventures

      Certain cable and telephony business ventures in which the Company disposed of its interests in or in respect of which the Board of Directors has approved a formal plan for disposal were/are accounted for using the equity method of accounting. The Company has presented its investments in such business ventures as “Business ventures held for sale” in noncurrent assets. Such presentation resulted in a reduction of the Company’s “Investments in and advances to business ventures” totaling $0.5 million and $37.7 million at December 31, 2003 and December 31, 2002, respectively.

      The results of such business ventures are required to be presented in the Statements of Operations of the Company as continuing operations and have been included in the “Equity in income (losses) of and write-downs of investment in unconsolidated investees.”

      Such business ventures principally include:

Fixed Telephony Businesses	Date of Disposition

• Comstar	April 24, 2003
• MTR Svyaz	June 25, 2003
• Teleport-TP	June 25, 2003

Wireless Telephony Businesses

• BELCEL	July 25, 2002
• Tyumenruskom	September 24, 2003

Cable Television Businesses

• Alma TV	May 24, 2002
• Baltcom TV	August 1, 2003
• Cosmos TV	March 26, 2004
• Kosmos TV	April 24, 2003
• Teleplus	November 21, 2003

      Comstar and Kosmos TV were disposed as a part of the Adamant transaction while MTR Svyaz and Teleport TP were disposed as a part of the Technocom transaction. The remaining transactions are as follows:

Teleplus Transaction

      On November 21, 2003, the Company sold all of its interest in the St. Petersburg, Russia cable television company, Teleplus to a Russian company “Svyaz-Kapital” and AVT Systems Ltd., a company organized under the laws of Cayman Islands, for cash consideration of $0.9 million. The Company recognized a gain of $0.7 million on the disposition in the three months ended December 31, 2003.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tyumenruskom Transaction

      On September 24, 2003, the Company sold its interest in the Russian mobile phone company Tyumenruskom to a Russian company for cash consideration of $1.2 million. In addition, the Company was released from its guarantee of Tyumenruskom’s debt by a vendor. The Company had previously recorded a reserve related to this guarantee that totaled $1.4 million on the date of the transaction. The Company recognized a gain on the disposition of $2.6 million, which was recorded in the three months ended September 30, 2003.

Baltcom TV Transaction

      On August 1, 2003, the Company sold all of its interest in the Latvian cable television company Baltcom TV (“Baltcom”) to the Latvian company SIA Alina (“Alina”) for cash consideration of $14.5 million. Alina was the owner of 45% of Baltcom prior to the transaction. The Company recognized a gain of $9.3 million on the disposition, which was recorded in the three months ended September 30, 2003.

OMCL/ CAT Transaction

      In August 2002, the Company sold its indirect 74.1% interest in Omni-Metromedia Caspian, Ltd. (“OMCL”). OMCL was a holding company through which the Company owned a 50% interest in Caspian American Telecommunications LLC (“CAT”), a wireless telephony venture in Azerbaijan. The Company received proceeds of $0.1 million and incurred transactional costs of $0.1 million, which were composed of legal fees and a severance payment to CAT’s former co-general director. As the Company had previously abandoned its operations at CAT, no loss was recognized on the disposal of CAT. The Company recognized a gain of $2.4 million in the three months ended September 30, 2002 on the sale of its business interest in OMCL to reverse a contingent liability that previously had been recorded for this business in the fourth quarter of 2000.

CIBBV/ BELCEL Transaction

      In July 2002, the Company closed on the sale of its 100% ownership interest in Commstruct International Byelorussia B.V. (“CIBBV”). CIBBV was a holding company through which the Company owned a 50% interest in Belarus-Netherlands BELCEL Joint Venture (“BELCEL”), which owns a wireless network in Belarus. The Company received cash proceeds from the sale of $1.7 million and incurred immaterial transaction costs. The Company recorded a gain on the disposition of $1.3 million in the three months ended September 30, 2002.

Alma-TV Transaction

      In May 2002, the Company sold its indirect 50% interest in Alma-TV, a cable television provider in Kazakhstan. The Company received cash proceeds of $9.4 million from the sale and incurred transaction costs of $0.9 million, which were comprised principally of a $0.8 million broker fee as well as legal and accounting fees. The Company recorded a gain on the disposition of $1.7 million in the three months ended June 30, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The combined results of operations for such business ventures until the date of sale is as follows (in thousands):

	Year Ended December 31, 2003

	Fixed	Wireless	Cable
	Telephony	Telephony	Television	Total

Revenues	$16,328	$1,928	$9,592	$27,848
Operating income	1,200	138	226	1,564
Net income (loss)	(235)	(166)	1,266	865
Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(344)	$—	$(134)	$(478)

	Year Ended December 31, 2002

	Fixed	Wireless	Cable
	Telephony	Telephony(1)	Television(1)	Total

Revenues	$71,596	$8,216	$21,277	$101,089
Operating income (loss)	4,026	2,146	(877)	5,295
Net (loss) income	(894)	1,345	(2,814)	(2,363)
Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(28,781)	$1,264	$258	$(27,259)

	Year Ended December 31, 2001

	Fixed	Wireless	Cable
	Telephony	Telephony(1)	Television(1)	Total

Revenues	$69,979	$11,656	$23,880	$105,515
Operating income (loss)	1,442	5,260	(8,382)	(1,680)
Net (loss) income	(4,131)	4,414	(14,050)	(13,767)
Equity in losses of and write-downs of investment in unconsolidated investees	$(4,760)	$(1,340)	$(32,440)	$(38,540)

(1)	The Cable television business and Tyumenruskom include the results of operations for the twelve months ended September 30, 2002 and 2001, respectively, as such businesses were previously reported on a three-month lag.

7.	Investments and Advances to Business Ventures

Credit Agreements with Business Ventures

      Advances are made to business ventures in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures’ available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures, including those classified as discontinued components, to provide up to $29.9 million in funding of which $6.3 million in funding obligations remain at December 31, 2003. The Company’s funding commitments are contingent on its approval of the respective business ventures’ business plans. Due to dispositions of business ventures during the years ended December 31, 2003 and 2002, interest accruals and limited funding by the Company, partially offset by credit agreement repayments, such commitment has been significantly reduced over the past

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eighteen months. In addition, Magticom repaid its obligation in early 2003 and such credit agreement was terminated.

      The following table summarizes the credit agreement activity (in thousands):

	Total Contract Amount		Total Available Credit

	Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Balance at January 1, 2003 and 2002, respectively	$103,963	$207,880	$18,388	$46,330
Reductions due to dispositions of businesses	(53,497)	(78,700)	(6,406)	(29,228)
Reductions due to termination of agreements, net of increases in agreements	(20,537)	(25,217)	(8,055)	(6,558)
Increase due to payments received and forgiveness of debt, net of advances given and interest accrued	—	—	2,324	7,845

Balance at December 31, 2003 and 2002, respectively	$29,929	$103,963	$6,251	$18,388

Investments in and Advances to Business Ventures

      As of December 31, 2003 and 2002, the Company’s investment in and advances to business ventures line item included within the Company’s consolidated balance sheet reflects only the Company’s 49% equity investment in Magticom through Telcell Wireless, LLC (“Telcell”), a 70.41% owned subsidiary holding company for which the Company follows the consolidation method of accounting. The Company’s effective ownership interest in Magticom is 34.5%. The Company also has a 30% ownership interest in Telecom Georgia; however, since the Company’s investment in Telecom Georgia was written down to a zero carrying value in 2002 and as the Company has neither a legal obligation to fund Telecom Georgia, nor does it intend to do so unless circumstances surrounding the business substantially change and the Company is not actively involved in the management of Telecom Georgia, the Company does not recognize any share of losses for Telecom Georgia and its financial performance is not deemed material.

      The components of the Company’s investments in and advances to business ventures at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Equity in net assets acquired	$2,450	$2,450
Accumulated share of income recognized	35,172	17,119
Accumulated dividends received	(1,361)	—
Equity portion of cumulative translation adjustment	(1,554)	—
Cash advances and other	—	11,151

Total investments in and advances to business ventures	$34,707	$30,720

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Investments in and Advances to Business Ventures

      The changes in the investments in and advances to ventures are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Balance, at beginning of period	$30,720	$24,999	$31,971
Dividends received	(1,361)	—	—
Cash repayments and other	(11,151)	(3,012)	—
Equity ownership in income	14,805	8,733	4,246
Cumulative effect adjustment on income for lag period	3,248	—	—
Amortization of excess of investment cost over equity in net assets acquired	—	—	(1,038)
Equity portion of cumulative translation adjustment	(1,554)	—	—
Loss in value that is other than temporary	—	—	(10,180)

Balance, at end of period	$34,707	$30,720	$24,999

As previously discussed, the impairment charge in 2001 is due to the write-down of the Company’s investment in Telecom Georgia, as such loss was deemed to be other than temporary.

      Summarized combined financial information of unconsolidated business ventures accounted for under the equity method are as follows (in thousands):

Combined Balance Sheets

	December 31,	December 31,
	2003	2002

Assets:
Cash	$17,858	$3,104
Accounts receivable, net	1,303	3,958
Other current assets	771	743
Property, plant and equipment, net	54,351	53,634
Other long-lived assets	4,245	4,275

Total assets	$78,528	$65,714

Liabilities and Business Ventures’ Equity:
Accounts payable	$696	$7,997
Accrued expenses	9,065	11,045
Amounts due under Company credit facilities	—	10,934

	9,761	29,976
Accumulated other comprehensive loss	(3,170)	—
Common stock and retained earnings	71,937	35,738

Business ventures’ equity	68,767	35,738

Total liabilities and business ventures’ equity	$78,528	$65,714

      Excluded from the combined balance sheet are those entities that are presented as “Business Ventures Held for Sale.” Such entities are included in the combined results of operations below until the date of sale.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables represent summary financial information for the Company’s operating unconsolidated business ventures being grouped as indicated as of and for the twelve months ended December 31, 2003, 2002 and 2001. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Twelve Months Ended December 31, 2003

	Fixed	Wireless	Cable
	Telephony	Telephony	Television	Total

Revenues	$25,271	$74,001	$9,592	$108,864
Cost of services	12,806	10,761	1,775	25,342
Selling, general and administrative	6,814	9,615	5,168	21,597
Depreciation and amortization	4,414	13,722	2,423	20,559

Operating income	$1,237	$39,903	$226	$41,366
Interest and other (expense) income, net	(914)	(1,622)	1,392	(1,144)
Income tax expense	(990)	(7,974)	(352)	(9,316)

Net (loss) income	$(667)	$30,307	$1,266	$30,906

Assets	$—	$78,528	$—	$78,528
Capital expenditures	$1,798	$20,166	$2,511	$24,475
Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(468)	$14,900	$(134)	$14,298

	Twelve Months Ended December 31, 2002

	Fixed	Wireless	Cable
	Telephony	Telephony(1)	Television(1)	Total

Revenues	$91,217	$54,582	$21,277	$167,076
Cost of services	44,859	8,568	3,966	57,393
Selling, general and administrative	21,662	9,475	11,647	42,784
Depreciation and amortization	21,526	14,828	6,541	42,895
Asset impairment charges	440	750	—	1,190

Operating income (loss)	$2,730	$20,961	$(877)	$22,814
Interest and other (expense) income, net	(2,164)	2,309	(1,563)	(1,418)
Income tax expense	(2,885)	(4,245)	(374)	(7,504)

Net (loss) income	$(2,319)	$19,025	$(2,814)	$13,892

Assets	$96,445	$65,673	$16,085	$178,203
Capital expenditures	$10,341	$14,910	$6,206	$31,457
Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(29,187)	$7,021	$258	$(21,908)

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2001

	Fixed	Wireless	Cable	Radio
	Telephony	Telephony(1)	Television(1)	Broadcasting(1)	Total

Revenues	$92,019	$46,623	$23,880	$1,283	$163,805
Cost of services	46,239	8,010	10,469	—	64,718
Selling, general and administrative	25,040	8,256	10,527	1,649	45,472
Depreciation and amortization	23,209	12,083	11,266	256	46,814

Operating income (loss)	(2,469)	18,274	(8,382)	(622)	6,801
Interest and other expense, net	(3,345)	(2,286)	(4,424)	(40)	(10,095)
Income tax expense	(3,327)	(553)	(1,244)	—	(5,124)

Net income (loss)	$(9,141)	$15,435	$(14,050)	$(662)	$(8,418)

Assets	$107,317	$68,680	$24,664	$—	$200,661
Capital expenditures	$9,044	$22,433	$10,246	$19	$41,742
Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(17,093)	$4,443	$(32,440)	$(2,060)	$(47,150)

(1)	The Cable television and Radio businesses, as well as Magticom and Tyumenruskom, include the results of operations for the twelve months ended September 30, 2002 and 2001, respectively, as such businesses were previously reported on a three-month lag.

      During the year ended December 31, 2002, a gain of $1.0 million was realized representing recovery of an equipment payment guarantee, arising from loan repayments made by Tyumenruskom during 2002. During 1999, the Company had recorded an impairment charge of $4.3 million relating to the guarantee of this loan. This guarantee has been cancelled as a result of the sales of the related business venture.

8.	Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	December 31,

	2003	2002

10 1/2% Senior Discount Notes	$152,026	$210,631
Obligations under capital leases	2,733	4,025
Other	—	1,005

	154,759	215,661
Less: current portion	1,376	1,797

Long-term debt	$153,383	$213,864

10 1/2% Senior Discount Notes

      In September 1999, the Company entered into a trust agreement to issue the Senior Notes in the face amount of $210.6 million. The Senior Notes are unsecured but rank senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are not subject to sinking fund requirements

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are redeemable at the Company’s option at any time after March 30, 2002. The principal is due, in its entirety, in September 2007.

      The Senior Notes were issued at a discount and accreted to face value at a rate of 10 1/2% per annum as of March 30, 2002. Subsequently, and through maturity, the Notes bear interest at a rate of 10 1/2% per annum, payable semiannually.

      Under the terms of the indenture governing the Senior Notes, the Company is subject to certain covenants pertaining to its financing activities. Such covenants restrict the Company from paying dividends, acquiring its capital stock, prepaying subordinated indebtedness, investing in and selling assets and subsidiary stock, and incurring additional indebtedness, among other activities. In addition, upon the occurrence of a change of control of the Company (as defined), the holders of the Senior Notes have the right to require the Company to repurchase all or any part of the Senior Notes at a cash purchase price of 101% of the face value of the Senior Notes plus accrued interest as of the date of repurchase.

      On April 24, 2003, the Company completed an exchange with Adamant , of its ownership interest in certain of its business units in Russia for, among other things, approximately $58.6 million face value of Senior Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Notes being exchanged. For additional detail, see Note 3, “Discontinued Components.”

Obligations Under Capital Leases

      In 2003 and 2002, PeterStar entered into capital lease agreements for certain telecommunications equipment with a cost of $0.7 million and $3.9 million, respectively. The interest rates for the 2003 transactions range from 19% to 20%. The interest rate for the 2002 transactions are the London Interbank Offered Rate (“LIBOR”) plus 9.50%, which at December 31, 2003 amounted to 10.72%. The capital leases are collateralized by the telecommunications equipment.

Other Long-Term Debt

      Included in other long-term debt at December 31, 2002 were amounts borrowed by PeterStar under a loan agreement with a local bank. The principal amount borrowed was $1.0 million and was to be repaid in quarterly installments of $0.1 million through June 30, 2005. The loan contained interest at a variable rate of the LIBOR plus 5.15%. The loan was paid in full during 2003.

      Debt and the principal portion of capital lease maturities for the years ended December 31 are as follows (in thousands):

2004	$1,376
2005	1,345
2006	12
2007	152,026

$154,759

9.	Stockholders’ Equity

Preferred Stock

      There are 70.0 million authorized shares of Preferred Stock, of which 4.1 million shares have been designated as 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, all of which were outstanding as of December 31, 2003 and December 31, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company’s common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending December 31, 2004 will be $18.8 million, inclusive of the effects of compounding and assuming no payments of the dividends.

      Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of December 31, 2003, total dividends in arrears are $45.9 million.

      The Preferred Stock is redeemable at any time, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of December 31, 2003, the Company has not redeemed any of the Preferred Stock. The Preferred Stock is not subject to any sinking fund provisions.

      The Preferred Stock is convertible at any time at the option of the holders into shares of common stock of the Company. The rate used to determine the number of shares of common stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00. As of December 31, 2003, no shares of Preferred Stock have been converted into shares of common stock.

      In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, before any payment or distribution is made to the holders of common stock or other class of stock subordinated to the Preferred Stock. The holders of the Preferred Stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the Preferred Stock are entitled in the event the liquidation preference cannot be paid in full.

      The holders of the Preferred Stock have no voting rights. Once dividends on the Preferred Stock became in arrears for six quarterly periods, however, the holders of the Preferred Stock became entitled to elect two directors of the Company, and each share of Preferred Stock became entitled to one vote. Such voting rights will continue until such time as the dividend arrearage has been paid in full. Beginning in late 2003 and continuing into 2004, the Company has had and continues to have discussions with several holders of the Preferred Stock regarding the preferred stockholders’ right to elect two new directors to the Company’s Board of Directors.

Common Stock

      Effective November 5, 2003, the par value of the Company’s stock decreased from $1.00 to $0.01 per share resulting in a reclassification of $93.1 million from common stock to additional paid-in capital. There was no impact to the Company’s financial condition or results of operations as a result of this change.

      At December 31, 2003, the Company has reserved for future issuance shares of Common Stock in connection with stock option plans and preferred stock listed below (in thousands):

Stock option plans	7,607
Warrants	3,357
Preferred stock	13,800

24,764

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      On August 29, 1996, the stockholders approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the “1996 Plan”). The aggregate number of shares of common stock that may be the subject of awards under the plan is 8 million. The maximum number of shares, which may be the subject of awards to any one grantee under the plan, may not exceed 1 million in the aggregate. The plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 2003, there were approximately 3.5 million additional shares available for grant under the 1996 Plan.

      Upon the acquisition of PLD Telekom, PLD Telekom’s stock options were converted into stock options exercisable for Company common stock in accordance with the acquisition transaction’s exchange ratio. Such options are not covered under the Company’s 1996 Plan. At December 31, 2003, options outstanding under the PLD Telekom plan and the Company’s plans, other than the 1996 Plan, totaled approximately 2.2 million. The Company no longer issues options under these plans.

      The per share weighted-average fair value of stock options granted during 2002 and 2001 were $0.32 and $1.12, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 117% in 2002 and 107% in 2001, expected dividend yield of zero percent, risk-free interest rate of 4.5% in 2002 and 4.5% in 2001 and an expected life of 4 years. There were no option grants in 2003.

      Stock option activity during the periods indicated is as follows (in thousands except per share amounts):

		Weighted
	Number	Average
	of Shares	Exercise Price

Balance at January 1, 2001	8,328	$6.62
Options granted	950	$1.51
Options forfeited	(2,098)	$5.65

Balance at December 31, 2001	7,180	$6.23
Options granted	300	$0.38
Options forfeited	(1,775)	$5.56

Balance at December 31, 2002	5,705	$6.13
Options forfeited	(1,622)	$3.79

Balance at December 31, 2003	4,083	$7.06

      At December 31, 2003, 2002, and 2001, the number of stock options exercisable was 4.0 million, 4.9 million and 5.6 million, respectively, and the weighted-average exercise price of these options was $7.15, $6.88 and $6.98, respectively.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the stock options outstanding at December 31, 2003 (in thousands except per share amounts):

	Options Outstanding			Options Exercisable

	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
Range of	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2003	Contractual Life	Price	2003	Price

$0.36 - $ 0.50	190	8.1	$0.39	140	$0.39
$2.80 - $ 6.30	812	6.1	$4.65	812	$4.65
$7.44	2,000	3.3	$7.44	2,000	$7.44
$7.87 - $11.88	1,081	3.4	$9.35	1,081	$9.35

Warrants

      In connection with the acquisition of PLD Telekom, the Company issued 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price, subject to adjustment, of not less than $10.00 per share or more than $15.00 per share.

      In addition, the Company has outstanding warrants to purchase 2,656,824 shares of common stock of the Company at an exercise price of $10.39 per share resulting from the conversion of PLD Telekom, Inc. warrants. The warrants are exercisable and have an expiration date of June 12, 2006.

10.	Income Taxes

      The Company files a consolidated Federal income tax return with all of its 80% or greater owned domestic subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

      Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Federal	$(67)	$(4,403)	$—
State and local	—	—	—
Foreign	6,012	5,179	6,220

	$5,945	$776	$6,220

Current	$6,307	$365	$6,176
Deferred	(362)	411	44

	$5,945	$776	$6,220

      The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 applies to continuing operations. Discontinued operations are reported net of a tax benefit of $2.7 million for the year ended December 31, 2002. The tax impact on discontinued operations for the years ended December 31, 2003 and 2001 was not significant.

      The Company had pre-tax income from foreign operations of $22.4 million for the year ended December 31, 2003, and pre-tax losses from foreign operations of $5.3 million and $152.2 million for the years ended December 31, 2002 and 2001, respectively. Pre-tax losses from domestic operations were $5.5 million; $101.0 million; and $88.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The temporary differences and carryforwards which give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,

	2003	2002

Net operating loss carryforward	$159,068	$137,838
Net capital loss carryforwards	108,653	40,449
Investment in discontinued subsidiary	13,227	8,930
Property, plant and equipment	(8,314)	(2,086)
Other reserves	5,114	5,966
Safe harbor lease investment	(3,205)	(3,413)
Minimum tax credit (AMT) carryforward	2,716	2,757
Investment in equity investee	2,008	—
Reserves for self-insurance	1,615	2,019
Allowance for doubtful accounts	818	2,795
Other	(1,303)	17,541
Valuation allowance	(289,183)	(212,796)

Net deferred taxes	$(8,786)	$—

Current deferred tax asset	$640	$—
Long-term deferred tax liability	(9,426)	—

Net deferred tax liability	$(8,786)	$—

      The net change in the total valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase of $76.4 million, $37.4 million and $20.0 million, respectively.

      For certain of the Company’s equity investments, the tax basis is greater than their financial statement carrying amounts. If the investments are disposed of in other than a tax-free manner, the Company would receive a tax benefit for the excess of the tax basis over the financial statement carrying amount. The benefit ultimately would be added to the Company’s net operating loss carryforward or capital loss carryforward. The excess of the tax basis over the financial statement carrying amount of these investments has not been recognized because the Company does not believe that the basis difference would reverse in the foreseeable future. In addition, during the year ended December 31, 2003, the Company determined that the excess of the tax basis over the financial statement carrying amounts for certain foreign subsidiaries and equity method business ventures would reverse in taxable transactions in the foreseeable future. Accordingly, the Company recorded deferred tax benefits of $2.0 million and $13.2 million in income tax expense from continuing operations and income from discontinued components, respectively. Such amounts were offset by increases in the valuation allowance for deferred tax assets.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s income tax expense differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) from continuing operations before the income tax expense, as follows (in thousands):

	Year End December 31,

	2003	2002	2001

Expense (benefit) based upon federal statutory rate of 35%	$2,129	$(24,848)	$(35,538)
Change in valuation allowance attributable to continuing operations	36,904	16,643	13,723
Tax benefit on disposal of equity investees	(30,978)	(946)	(1,261)
Equity (income) losses of business ventures	(5,004)	7,741	19,010
Dividends received from controlled foreign subsidiaries (Subpart F income)	3,486	—	2,759
Minority interest of consolidated subsidiaries	3,148	55	(31)
Foreign earnings taxed at (less) greater than U.S. rate	(2,531)	5,179	6,220
Tax benefit of tax over book basis of equity investees	(2,008)	—	—
Tax refunds due to changes in tax laws	(67)	(4,403)	—
Amortization and/or impairment of goodwill	—	1,326	1,245
Other, net	866	29	93

Income tax expense	$5,945	$776	$6,220

      At December 31, 2003 the Company had available net operating loss carryforwards, net capital loss carryforwards and unused minimum tax credits, principally in the United States, of approximately $454.5 million, $310.4 million and $2.7 million, respectively. The utilization of these amounts to offset future federal taxable income is subject to the Company’s domestic based operations generating taxable income, which is not currently foreseen. The Company’s current domestic based operations is essentially a cost center for corporate headquarters. The net operating loss and capital loss carryforwards begin to expire in 2008 and 2005, respectively. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

      In addition, under Section 382 of the Internal Revenue Code, annual limitations will apply to the use of the pre-October 1, 1999 net operating loss carryforwards of PLD Telekom, Inc. (and subsidiaries included in its consolidated Federal income tax return). This annual limitation approximates $6.0 million per year.

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

      Furthermore, under Section 382 of the Internal Revenue Code, annual limitations generally apply to the use of the pre-November 1, 1995 losses by the Company. The annual limitations on the use of the pre-November 1, 1995 losses of Actava and Metromedia International Telecommunications by the Company approximate $18.3 million and $10.0 million per year, respectively. To the extent pre-November 1, 1995 losses equal to the annual limitation with respect to Actava and Metromedia International Telecommunications are not used in any year, the unused amount is generally available to be carried forward and used to increase the applicable limitation in the succeeding year.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the November 1, 1995 business combination, the Company succeeded to approximately $92.2 million of pre-November 1, 1995 losses of Actava. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their “gross” fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. Since all the goodwill and noncurrent intangible assets existing at the time of the business combination have been written off, the pre-November 1, 1995 losses will reduce income tax expense when they are utilized.

11.	Employee Benefit Plans

Defined Benefit Pension Plans

      The Company has two principal qualified retirement plans in the United States. These plans covered certain former employees of the Company or one of its subsidiaries. The Plan covering Company personnel was amended effective December 31, 1995 and such benefits were frozen as of that date. The Plan covering the former subsidiaries’ personnel was amended effective December 31, 2002 and such benefits were frozen as of that date. Both plans are noncontributory defined benefit pension plans, under which pension benefits are calculated based on years of service and participants’ compensation.

      The Company’s policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants’ working lives so benefits are fully funded at retirement.

Supplemental Retirement Plan

      The Company also maintains an unqualified, unfunded supplemental retirement plan for certain former executives based in the U.S. The plan is a noncontributory defined benefit pension plan, under which pension benefits are calculated based on a formula incorporating years of service and participants’ compensation.

Postretirement Medical Benefit Program

      The Company also provides an unfunded group medical plan and life insurance coverage for certain former employees subsequent to retirement.

      The Medicare Act became law in December 2003 and introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The Company’s Postretirement Medical Benefit Plan does provide for such prescription-drug benefits. The Company has deferred recognition of the accounting for the economic effects of the Medicare Act, as permitted by FASB Staff Position 106-1. The FASB plans to issue authoritative guidance on the accounting for the subsidies in 2004. The issued guidance could require the Company to change previously reported information.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the combined defined benefit pension plans’ funded status, the pension liability and the net pension cost recognized in the Company’s consolidated statements of operations, which have been calculated in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and the Medical Benefit Program’s funded status, liability and net cost recognized in the Company’s consolidated statements of operations, which have been calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

      The funded status of these benefit plans at December 31 was as follows (in thousands):

	Defined Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$17,929	$15,964	$3,996	$3,792
Service cost	—	199	—	1
Interest cost	1,132	1,121	232	263
Actuarial loss	1,203	1,791	63	370
Benefits paid	(1,152)	(1,146)	(424)	(430)

Benefit obligation at end of year	$19,112	$17,929	$3,867	$3,996

Change in plan assets:
Fair value of plan assets at beginning of year	$12,677	$14,503	$—	$—
Actual return on plan assets	2,019	(1,179)	—	—
Employer contributions	1,736	499	424	430
Benefits paid	(1,152)	(1,146)	(424)	(430)

Fair value of plan assets at end of year	$15,280	$12,677	$—	$—

Funded status	$(3,832)	$(5,252)	$(3,867)	$(3,996)
Unrecognized net actuarial loss	6,245	6,353	1,350	1,332
Unrecognized transition asset	(153)	(236)	—	—
Unrecognized prior service cost	—	(50)	—	—

Prepaid (accrued) pension cost	$2,260	$815	$(2,517)	$(2,664)

Weighted-average assumptions as of December 31:
Discount rate	6.0%	6.50%	6.0% - 6.25%	6.50%
Rate of increase in future compensation levels	—	—	—	5.00%
Expected long-term rate of return on assets	7.25%	7.75% - 8.00%	—	—

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of net periodic benefit cost are as follows (in thousands):

	Defined Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

Service cost	$—	$199	$231	$—	$1	$1
Interest cost	1,132	1,121	1,175	232	263	209
Expected return on plan assets	(982)	(1,174)	(1,237)	—	—	—
Amortization of transition cost	(83)	(83)	(83)	—	—	—
Amortization of prior service cost	—	(15)	(15)	—	—	—
Recognized net actuarial loss (gain)	274	70	33	45	37	(6)

Pension expense	$341	$118	$104	$277	$301	$204

      A breakdown of plan assets by category:

	December 31,

	2003	2002

Debt Securities	47%	44%
Equity Securities	51%	54%
Real Estate	2%	2%

Total	100%	100%

      Our investment strategy has a long-term horizon in keeping with the long-term nature of the liabilities. The asset allocate for our plans is generally in line with our current holdings. All assets are externally managed.

      Benefits expected to be paid by the respective plans in each of the next five years are as follows (in thousands):

	Defined	Other
Year	Benefit Plans	Benefit Plans

2004	$1,079	$380
2005	$1,111	$379
2006	$1,152	$379
2007	$1,174	$347
2008	$1,266	$340

      Our policy is to contribute annually, at minimum, amounts required by applicable laws and regulations. However, we may from time to time make contributions beyond those legally required. The Company expects to contribute $1.1 million to the defined benefit plans and $0.4 million to other benefit plans during 2004.

      As of December 31, 2003 and 2002, the Company has recognized an additional minimum pension liability of $7.4 million and $6.9 million, respectively. As a result of a change in the additional minimum liabilities recognized, the Company has included $0.5 million, $4.0 million and $1.3 million in other comprehensive loss for the years ended December 31, 2003, 2002 and 2001, respectively. This liability was established by a charge to shareholders’ equity, resulting in no effect to the accompanying consolidated statement of operations.

      The assumed 2003 annual health care cost trend rates is 8%, gradually decreasing to 5% in 2006. A 1% increase in the rates would have increased the 2003 accumulated postretirement benefit obligation by an estimated $26,000. A 1% decrease would have reduced the obligation by an estimated $23,000.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

      The Company sponsors defined contribution plans covering most U.S.-based employees as well as U.S. employees in other countries in which the Company does business. Participants may contribute a portion of their pay to the plans, and the Company may match such contributions up to 50% of the first 6% of the participants’ compensation contributed. For the years ended December 31, 2003, 2002 and 2001, the Company’s contribution expense was nil, nil and $0.4 million, respectively.

12.	Business Segment Data

      The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees.

      The Company has operations in northwestern Russia and the Republic of Georgia. The Company’s reporting segments are comprised of (i) fixed telephony, (ii) wireless telephony and (iii) cable television.

      Consolidated fixed telephony is comprised of PeterStar. On October 1, 2003, PeterStar acquired the ownership rights BCL and prior to such date, BCL was an indirect wholly owned subsidiary of the Company.

      Unconsolidated wireless telephony is principally comprised of Magticom. In addition, unconsolidated wireless telephony includes Tyumenruskom and BELCEL. The Company disposed of its interests in Tyumenruskom and BELCEL in September 2003 and July 2002, respectively.

      Consolidated cable television is comprised of Ayety TV.

      In addition to these segments, the Company has other operating activities which are considered discontinued components (see Note 3 — “Discontinued Components”).

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s segment information, and other unconsolidated operating activities, is set forth for the years ended December 31, 2003, 2002 and 2001 in the following tables (in thousands):

Segment Information

Year Ended December 31, 2003

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated

	(In thousands)
Consolidated
Revenues	$70,527	$—	$2,594	$—	$73,121
Cost of services	23,588	—	33	—	23,621
Selling, general and administrative	13,714	—	2,253	30,423	46,390
Depreciation and amortization	20,332	—	519	242	21,093

Operating income (loss)	$12,893	$—	$(211)	$(30,665)	$(17,983)

Unconsolidated Business Ventures
Revenues	$25,271	$74,001	$9,592
Cost of services	12,806	10,761	1,775
Selling, general and administrative	6,814	9,615	5,168
Depreciation and amortization	4,414	13,722	2,423

Operating income	$1,237	$39,903	$226

Net (loss) income	$(667)	$30,307	$1,266

Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(468)	$14,900	$(134)		14,298

Interest expense					(18,711)
Interest income					842
Gain on retirement of debt					24,582
Gain on disposition of business					12,762
Foreign currency loss					(518)
Other expense					(194)
Income tax expense					(5,945)
Minority interest					(8,995)

Income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles					$138

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

Year Ended December 31, 2002

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated

	(In thousands)
Consolidated
Revenues	$62,831	$—	$2,281	$—	$65,112
Cost of services	19,061	—	168	—	19,229
Selling, general and administrative	16,692	—	2,085	28,682	47,459
Depreciation and amortization	18,792	—	1,114	1,580	21,486
Asset impairment charges	1,352	—	4,405	971	6,728

Operating income (loss)	$6,934	$—	$(5,491)	$(31,233)	(29,790)

Unconsolidated Business Ventures
Revenues	$91,217	$54,582	$21,277
Cost of services	44,859	8,568	3,966
Selling, general and administrative	21,662	9,475	11,647
Depreciation and amortization	21,526	14,828	6,541
Asset impairment charge	440	750	—

Operating income (loss)	$2,730	$20,961	$(877)

Net (loss) income	$(2,319)	$19,025	$(2,814)

Equity in (losses) income of and write-downs of investment in unconsolidated investees	$(29,187)	$7,021	$258		(21,908)

Interest expense					(22,297)
Interest income					1,413
Gain on disposition of business					5,675
Foreign currency gain					473
Other expense					(23)
Income tax expense					(776)
Minority interest					(4,537)

Loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles					$(71,770)

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

Year Ended December 31, 2001

					Corporate,
	Fixed	Wireless	Cable	Radio	Other and
	Telephony	Telephony	Television	Broadcasting	Eliminations	Consolidated

	(In thousands)
Consolidated
Revenues	$55,071	$—	$2,015	$—	$—	$57,086
Cost of services	15,636	—	338	—	—	15,974
Selling, general and administrative	15,325	—	867	—	31,670	47,862
Depreciation and amortization	21,672	—	1,946	—	2,560	26,178

Operating income (loss)	$2,438	$—	$(1,136)	$—	$(34,230)	$(32,928)

Unconsolidated Business Ventures
Revenues	$92,019	$46,623	$23,880	$1,283
Cost of services	46,239	8,010	10,469	—
Selling, general and administrative	25,040	8,256	10,527	1,649
Depreciation and amortization	23,209	12,083	11,266	256

Operating (loss) income	$(2,469)	$18,274	$(8,382)	$(622)

Net (loss) income	$(9,141)	$15,435	$(14,050)	$(662)

Equity in (losses) income of and write-downs of investments in unconsolidated investees	$(17,093)	$4,443	$(32,440)	$(2,060)		(47,150)

Interest expense						(20,920)
Interest income						2,622
Loss on disposition of businesses						(467)
Foreign currency gain						27
Other income						687
Income tax expense						(6,220)
Minority interest						(3,407)

Loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles						$(107,756)

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about the Company’s continuing operations by geographic location is as follows (in thousands):

	Assets at		Revenues for the Year Ended

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002	2001

Russia	$127,033	$161,274	$70,527	$62,831	$55,071
Georgia	35,669	31,539	2,594	2,281	2,015

	$162,702	$192,813	$73,121	$65,112	$57,086

      The Company has cash, other assets and minimal fixed assets at its corporate headquarters in the United States.

13.	Other Consolidated Financial Statement Information

Accounts Receivable

      Accounts receivable are recorded at net realizable value. The allowance for doubtful accounts, which was $2.0 million at December 31, 2003 and 2002, was determined through a review of historical activity and specific outstanding balances.

Prepaid Expenses and Other Assets

      Prepaid expenses and other assets at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Inventories	$1,778	$2,073
Prepaid insurance	1,326	1,364
Deferred income taxes	640	—
Income and other tax receivables	546	4,242
Other current assets	2,182	4,180

	$6,472	$11,859

Property, Plant and Equipment

      Property, plant and equipment at December 31, 2003 and 2002 consists of the following (in thousands):

			Depreciation
	2003	2002	Range

Telecommunications equipment	$143,402	$128,307	2 to 12 years
Office furniture and other equipment	20,930	17,953	2 to 12 years
Buildings and improvements	3,416	3,345	10 years
Leasehold improvements	100	603	Up to 10 years

	167,848	150,208
Less: Accumulated depreciation and amortization	(81,551)	(71,459)

	$86,297	$78,749

      Total depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $14.4 million, $13.2 million and $13.1 million, respectively.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      The change in carrying value of goodwill of $2.3 million from December 31, 2002 to December 31, 2003 is due to the effect of the changes in functional currency at PeterStar as of October 1, 2003 and change in exchange rates during the three-months ended December 31, 2003.

      Intangible assets other than goodwill at December 31, 2003 and 2002 consist of the following (in thousands):

	2003			2002

			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value

Licenses	$36,755	$(30,235)	$6,520	$33,639	$(21,160)	$12,479
Other intangibles	1,517	(184)	1,333	1,374	(126)	1,248

	$38,272	$(30,419)	$7,853	$35,013	$(21,286)	$13,727

      Total amortization expense for the years ended December 31, 2003, 2002 and 2001 was $6.7 million, $8.3 million and $13.1 million, respectively.

      All of the Company’s intangible assets (other than goodwill) are subject to amortization. Estimated amortization expense is expected to be $6.6 million in 2004 and $0.1 million in 2005, 2006, 2007 and 2008.

Accrued Expenses

      Accrued expenses at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Accrued professional fees	$5,574	$6,849
Accrued interest	3,991	5,681
Self-insurance reserves	3,149	4,357
Deferred revenue	2,874	2,690
Accrued franchise and other taxes	3,322	3,592
Accrued pension and personnel costs	2,802	2,572
Other accrued expenses	3,205	3,877

	$24,917	$29,618

Self-Insurance Reserves

      For the years ended December 31, 2003, 2002 and 2001, the Company revised the estimated value of its self-insured workers’ compensation and product liability claims based on its claims experience, which resulted in reductions in the reserve of $0.3 million, $0.9 million and $7.8 million, respectively.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities

      Other long-term liabilities at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Pensions	$6,204	$6,485
Deferred revenue	1,428	1,713
Other long-term liabilities	—	594

	$7,632	$8,792

Accumulated Other Comprehensive Loss

      The accumulated balances for each classification of comprehensive loss are as follows:

			Accumulated
	Foreign Currency	Minimum	Other
	Translation	Pension	Comprehensive
	Adjustments	Liability	Loss

Balances at January 1, 2001	$4,934	$1,598	$6,532
Net period change	(720)	1,337	617

Balance at December 31, 2001	4,214	2,935	7,149
Net period change	828	3,971	4,799

Balance at December 31, 2002	5,042	6,906	11,948
Adjustment recognized due to changes in functional currency at subsidiaries	1,574	—	1,574
Realized losses as a result of dispositions	(377)	—	(377)
Net period change	(620)	536	(84)

Balance at December 31, 2003	$5,619	$7,442	$13,061

Supplemental Disclosure of Cash Flow Information

      Supplemental disclosure of cash flow information for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Cash paid during the year for:
Interest	$16,892	$11,854	$664

Taxes	$3,559	$4,202	$6,435

      Interest expense includes accretion of debt discount of $5.3 million and $20.3 million for the years ended December 31, 2002 and 2001, respectively.

14.	Commitments and Contingent Liabilities

Commitments

      The Company is obligated under various operating and capital leases. Total rent expense, net of subleases, amounted to $0.8 million, $1.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company recognized an additional $1.1 million of rent expense for the year end December 31, 2003 related to the present value of future lease commitments for the New York facility

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was vacated in the fourth quarter of 2003. The Company has determined that there are no reasonably obtainable sub-lease rentals during the remaining lease term.

      Minimum rental commitments under non-cancelable leases, net of non-cancelable subleases, are set forth in the following table (in thousands):

Year	Capital Leases	Operating Leases

2004	$1,634	$89
2005	1,427	89
2006	12	91
2007	—	94
2008	—	72
Thereafter	—	—

Total	$3,073	$435
Less: amount representing interest	340

Present value of future minimum lease payments	$2,733

Contingencies

Risks Associated with the Company’s Investments

      The ability of the Company and its business ventures to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Russia and the Republic of Georgia. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

      In the fourth quarter of 2003 widespread discontent over prior public elections in the Republic of Georgia resulting in the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili, and has significantly increased the level of political uncertainty in that country. This condition, which is expected to extend into the foreseeable future, increases the level of economic and legal risks that the Company faces with respect to its operations in Georgia. Present conditions in Georgia significantly increase the possibility of general economic distress, civil unrest, terrorism and a collapse of consumer confidence in Georgia, each of which could have a material adverse effect on the Company’s operations in that country.

      The Georgian Tax Inspectorate has recently performed a review of certain interconnect arrangements that Magticom has with other telecommunications businesses within the Republic of Georgia to determine whether Magticom has complied with Georgian tax regulations. In addition, at the request of the Prosecutor General’s Office of the Republic of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia (the “Representatives of the New Georgian Government”) has recently performed an additional review of Magticom’s interconnect arrangements to determine whether Magticom has complied with Georgian tax regulations. The Prosecutor General has publicly stated that Magticom will not be the only telecommunications business in the Republic of Georgia whose interconnect arrangements will be reviewed for compliance with Georgian tax regulations.

Foreign Currency

      The Company’s strategy is to minimize its foreign currency risk. Whenever possible, the Company bills and collects revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate fluctuations. However, due to the strengthening of the Russian Ruble, effective September 1, 2003, PeterStar began billing and collecting in Russian Rubles. However, included within the terms of the majority of its contracts with businesses, PeterStar retained the rights to change the billing currency should PeterStar deem the circumstances warrant such a change.

      The Company’s subsidiaries and business ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Company’s subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase.

Licenses

      The licenses pursuant to which the Company’s businesses operate are issued for limited periods, including certain licenses, which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2003, certain licenses held by the Company’s cable television business had expired, although the Company has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Company’s business ventures, including PeterStar, will expire during 2004 and 2005. The Company’s business ventures will apply for renewals of their licenses as these licenses come up for renewal.

Credit Concentrations

      The Company’s trade receivables do not represent significant concentrations of credit risk at December 31, 2003, due to the wide variety of customers/subscribers and markets into which the Company’s services are sold.

      Certain customers account for a significant portion of the total revenues of certain of the Company’s telephony business ventures and the loss of these customers would materially and adversely affect their results of operations.

      Several of the Company’s customers, interconnect parties or local operators experience liquidity problems from time to time. Specifically, PeterStar’s dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

Letters of Credit

      At December 31, 2003 the Company had $3.6 million of outstanding letters of credit which serve principally as collateral for certain liabilities under the Company’s self-insurance program. Such letters of credit are fully collateralized with cash held at financial institutions which are included in “Other assets” on the consolidated balance sheet.

Escrowed Severance

      As a condition of the settlement for the disposal of Snapper’s assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $1.0 million and $2.3 million as of December 31, 2003 and 2002, respectively. As of March 31, 2004, the Company settled the remaining severance obligations with the former employees at a discount and as a result, the Company received $0.3 million of excess escrowed cash from the escrow agent.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Matters

      Under the terms of the key employee retention programs, the Company agreed to pay incremental termination benefits to employees in exchange for their agreement to remain employed through a specified termination date. Generally, the Company paid a portion of the termination benefits upon reaching agreement with the affected employees with the remainder due within 30 days of separation, which is at various dates through May 31, 2004. Following is a summary of the total termination benefits incurred in the year ended December 31, 2003 (in thousands):

		Amount Incurred	Amount Paid in	Accrued
	Total Expected	in Year Ended	Year Ended	(Prepaid) at
	to be Incurred	December 31, 2003	December 31, 2003	December 31, 2003

Continuing Businesses	$415	$315	$282	$33
Corporate	1,047	969	989	(20)
Discontinued Components	1,756	1,622	1,338	284

Total	$3,218	$2,906	$2,609	$297

Litigation

      Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. Subsequent to such date, the Company disposed of all assets and most liabilities of Snapper, Inc. However, the Company retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell expired on July 14, 2003. In light of Mr. Campbell’s death, his complaint has been amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell’s estate has been substituted as the plaintiff in this action. Discovery is ongoing in this case. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations. However, the Company has insurance for any claims in excess of $3.0 million.

      A complaint was filed against the Company in the Court of Chancery of the State of Delaware. In the complaint, Mr. McLaughlin, the plaintiff, is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks proper purpose. The Company is preparing to defend its position in court. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations.

      The Company is involved in other various legal and regulatory proceedings. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings, will not have a material effect on the Company’s consolidated financial position and results of operations.

Georgian Matters

      The Company has received letters from, and corresponded with, two Georgian individuals involved in the initial formation, approximately eight to ten years ago, of certain of the Company’s business ventures in the Republic of Georgia. These individuals allege that the Company has not fully complied with its obligations to them under certain contracts. In addition, the individuals have alleged that Company personnel may have violated the Foreign Corrupt Practices Act and possibly engaged in other improper or illegal conduct.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, the individuals have so far refused to specify details of the alleged violations and have provided no evidence in support of the allegations that they have made.

      The Company had entered into contracts with these Georgian individuals. The contract with one of these individuals entitles him to 5% of any dividends the Company receives from Telecom Georgia. The Company believes it has fully performed its obligations to date under this contract and has so informed the individual. The Company also believes that the fair value of the continuing dividend interest that the individual has in Telecom Georgia is not material. The contract with the other individual entitled him, assuming certain conditions were satisfied, to up to a 1% portion of the Company’s equity interest in certain of the Company’s business ventures in the Republic of Georgia, which the Company currently believes could only include Telecom Georgia, Ayety TV and Paging One (a now defunct paging company). In the first quarter of 2004, the Company terminated the original contract and entered into a settlement agreement with the latter individual, who released any claims to equity interests in any of the Company’s business ventures in the Republic of Georgia.

      Furthermore, nothing presented in the unsupported allegations of improper or illegal conduct of Company personnel has prompted the Company to amend or alter the report that it made to the United States Justice Department and the Securities and Exchange Commission in the first quarter of 2003 regarding possible violations of foreign and United States laws, including the FCPA. As a matter of prudence and to ensure the claims of these Georgian individuals are properly considered, the Company’s Board of Directors has authorized the Company’s outside counsel to conduct an independent inquiry into both the Company’s obligations under the contracts referred to above and the unspecified allegations of possible improper or illegal conduct referenced above, as well to investigate the existence of other contractual obligations that the Company or its subsidiaries may have with regard to the Company’s Georgian business ventures. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation has not uncovered any specific factual support for the allegations regarding alleged improper or illegal conduct, nor has it uncovered any other contractual obligations that the Company or its subsidiaries may have with respect to their Georgian business ventures. As previously disclosed, the Company has settled the contractual dispute with one of the Georgian individuals by entering into a settlement agreement with him. Due to the relatively low current fair value of the businesses subject to the contract with the second Georgian individual and in view of the unspecific and unsupported nature of the individuals’ allegations, the Company believes that the inquiry will not result in any material adverse effect on the Company’s business, financial condition or results of operations.

Environmental Protection

      The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2003. As of December 31, 2003, the Company had a remaining reserve of approximately $0.4 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report to the Pension Benefit Guaranty Corporation

      The Company and a subsidiary maintain tax-qualified pension plans that are subject to regulation by the Pension Benefit Guaranty Corporation (“PBGC”). In June 2003, the Company notified the PBGC (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan; (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan; (iii) that the Company had recently added extra contributions to one plan; and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. The PBGC has not formally responded to the June 2003 notification but it may seek late reporting penalties and/or other corrective actions, the cost of which could be material to the Company and/or its subsidiary.

15.	Related Party Transactions

      Effective January 1, 2002, Metromedia Company, the Company’s largest shareholder, provided certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement (“CSA”). For the years ended December 31, 2003 and 2002, the Company paid Metromedia Company consulting fees of $0.3 million and $0.8 million pursuant to the CSA. Approximately 55% and 40% of fees paid in 2003 were related to general managerial services and tax services, respectively, with the remainder for legal and other services.

      Services provided by Metromedia Company pursuant to the CSA have been provided as requested by the Company and have been invoiced to the Company at agreed-upon hourly rates. There is no minimum required level of services. The Company is also obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with services performed by it under the CSA. Pursuant to the CSA, the Company agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys’ fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement, other than those in any way relating to or resulting from the gross negligence or willful misconduct of Metromedia Company, its employees, consultants or other representatives. The CSA continues in effect unless and until Metromedia Company or the Company provides written notice of termination to the other party, whereupon the CSA will terminate immediately.

      Prior to January 1, 2002, the Company paid a management fee to Metromedia Company for certain general and administrative services provided by Metromedia Company personnel. Such management fees amounted to $3.8 million for the year ended December 31, 2001. The agreement pursuant to which the fixed management fee was payable to Metromedia Company was terminated effective as of December 31, 2001.

Baltic Communications Ltd. Transaction

      On October 1, 2003, the Company sold its 100% ownership interest in the local and long distance telephony Russian company, BCL to PeterStar for cash consideration of $1.0 million and PeterStar’s assumption of BCL’s $2.8 million debt owed to the Company. BCL will continue to operate as a wholly-owned subsidiary of PeterStar and the Company anticipates that such merger should provide a reduction of overall ongoing expenses by removal of duplicative network infrastructure costs. Since the merger is among entities under common control, the transaction was accounted for at historical cost.

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (unaudited)

      Selected financial information for the quarterly periods in 2003 and 2002 is presented below (in thousands, except per share amounts):

	For the Quarterly Period Ended(a)

	March 31,	June 30,	September 30,	December 31,
	2003	2003(e)	2003(e),(f)	2003(f)

Revenues	$16,610	$17,888	$18,633	$19,998
Operating loss	(7,486)	(4,773)	(2,911)	(2,445)
Equity in income (losses) of and write-downs of investment in unconsolidated investees	2,659	3,160	3,035	3,928
(Loss) income from continuing operations attributable to common stockholders(b)	(19,319)	11,420	410	(10,657)
(Loss) income from discontinued components	(236)	9,449	(386)	(1,036)

Net (loss) income attributable to common stockholders	$(19,555)	$20,869	$24	$(11,693)
Income (loss) per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.21)	$0.12	$—	$(0.11)
Income (loss) from discontinued components	—	0.10	—	(0.01)

Net (loss) income per common share attributable to common stockholders	$(0.21)	$0.22	$—	$(0.12)

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As adjusted for change elimination of three-month lag(c).

	For the Quarterly Period Ended(a)

	March 31,	June 30,	September 30,	December 31,
	2003	2003(e)	2003(e),(f)	2003(f)

Revenues	$16,654	$17,802	$18,633	$20,032
Operating loss	(7,461)	(4,896)	(2,855)	(2,771)
Equity in income (losses) of and write-downs of investment in unconsolidated investees	2,992	3,867	3,558	3,881
(Loss) income from continuing operations attributable to common stockholders(b)	(18,753)	11,759	627	(10,982)
(Loss) income from discontinued components	(1,281)	11,120	(1,588)	55
Cumulative effect of a change in accounting principle(c)	2,012	—	—	—

Net (loss) income attributable to common stockholders	$(18,022)	$22,879	$(961)	$(10,927)
Income (loss) per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.20)	$0.13	$0.01	$(0.12)
Income (loss) from discontinued components	(0.01)	0.11	(0.02)	—
Cumulative effect of a change in accounting principle	0.02	—	—	—

Net (loss) income per common share attributable to common stockholders	$(0.19)	$0.24	$(0.01)	$(0.12)

	For the Quarterly Period Ended(a)

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002(f)	2002(f)

Revenues	$15,073	$16,931	$15,852	$17,256
Operating loss	(8,697)	(7,086)	(5,468)	(8,539)
Equity in income (losses) of and write-downs of investment in unconsolidated investees	522	2,430	(24,677)	(183)
Loss from continuing operations attributable to common stockholders(b)	(16,454)	(13,177)	(38,537)	(19,876)
(Loss) income from discontinued components	(16,838)	(8,526)	(10,123)	(91)
Cumulative effect of a change in accounting principle(d)	(1,127)	—	—	—

Net loss attributable to common stockholders	$(34,419)	$(21,703)	$(48,660)	$(19,967)
Income (loss) per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	(0.18)	(0.14)	(0.41)	(0.21)
Loss from discontinued components	(0.18)	(0.09)	(0.11)	—
Cumulative effect of a change in accounting principle	(0.01)	—	—	—

Net loss per common share attributable to common stockholders	$(0.37)	$(0.23)	$(0.52)	$(0.21)

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	As more fully discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and has presented the entities that met the criteria for classification as a Discontinued Component as of December 31, 2003 and 2002 and presented restated selected quarterly financial data, accordingly.

(b)	Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company’s Preferred Stock.

(c)	As discussed in Note 4, the Company changed its policy regarding the accounting for certain business ventures previously reported on a lag basis. As a result of the change, the Company recorded a cumulative effect of a change in accounting principle of $2.0 million as of January 1, 2003.

(d)	The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. As a result of applying transitional impairment tests, the Company recorded a cumulative effect of a change in accounting principle of $1.1 million as of January 1, 2002.

(e)	The Company recognized gains on the dispositions of various business ventures totaling $9.8 million and $11.9 million in the second and third quarters of 2003, respectively. In addition, the Company recorded a gain of $24.1 million related to the early retirement of debt in the second quarter of 2003.

(f)	The Company adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to business ventures. The total non-cash charges and write-downs were $0.8 million, $0.7 million, $29.6 million and $4.5 million in the third and fourth quarters of 2003 and in the third and fourth quarters of 2002, respectively.

17.	Subsequent Events

Romsat Transaction

      On March 4, 2004, the Company announced that it had completed the sale of its interests in FX Communications S.R.L. (aka Romsat Cable TV) and FX Internet S.R.L., to a consortium of buyers that includes Romania Cable Systems S.A. and Astral Telecom S.A. (the “Consortium”) in a transaction that has resulted in net cash proceeds of $16.0 million. The Company anticipates recognizing a gain of $5.8 million on the disposition, which will be recorded in the three months ended March 31, 2004.

      Romsat’s fiscal year 2003 revenues were $7.0 million, with cost of services of $1.6 million and operating expenses of $4.2 million, which included $1.3 million of depreciation and amortization.

Preferred Dividend

      During the first quarter of 2004, the Company’s Board of Directors elected to not declare a dividend on its Preferred Stock for the quarterly dividend period ended on March 15, 2004.

Pskov Acquisition

      On March 18, 2004, the Company announced that PeterStar entered into transactions permitting it to acquire 80% of the outstanding shares of Pskov City Telephone Network (“PGTS”), an incumbent local exchange carrier in Northwest Russia. PGTS, established in 1901, is one of Russia’s oldest telecommunications operators and is a Russian public company. The Pskov district is located in the Northwest region of Russia and borders the Baltic States and Belarus.

      PeterStar has entered into several share purchase agreements which in the aggregate will allow it to acquire 80% of the shares of PGTS and 90% of the shares of Pskovinterkom, a smaller local exchange carrier in Pskov and a sister company of PGTS. The share purchase agreements for PGTS and Pskovinterkom shares range from a $4.0 million to $5.0 million and are subject to additional due diligence by PeterStar and Russian regulatory approvals. PeterStar is currently anticipating that the share purchase transactions will be completed

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the second quarter of 2004. As part of the transaction, PeterStar has extended to PGTS a secured loan of $2.6 million. The full consideration for this transaction will be financed directly by PeterStar.

Cosmos/ ATK Transaction

      On March 26, 2004, the Company announced that it has completed the sale of its interests in ATK and Cosmos TV (“Cosmos”), to Star Broadband Limited, a British Virgin Islands company, which is controlled by Dominic Reed, former General Director of the Company’s Cable Business Group and Yuri Firsov, the current General Director of ATK, for net cash proceeds of approximately $2.2 million.

      With respect to the sale of ATK, the Company received total cash consideration of $1.5 million, principally comprised of a repayment by ATK of its credit facility due to the Company with the remainder attributed to the Company’s 81% equity ownership interest in ATK. With respect to the sale of Cosmos, the Company received $0.7 million from Star Broadband for its 50% equity ownership interest in Cosmos. The Company anticipates recognizing a gain of $0.7 million on the transaction, which will be recorded in the three months ended March 31, 2004.

      ATK’s fiscal year 2003 revenues were $2.0 million, with cost of services of $0.3 million and operating expenses of $2.4 million, which included $0.3 million of depreciation and amortization. Cosmos’ fiscal year 2003 revenues were $3.3 million, with cost of services of $0.5 million and operating expenses of $2.3 million, which included $0.8 million of depreciation and amortization.

Magticom Activity

      On February 20, 2004, Dr. George Jokhtaberidze, co-founder and majority owner of Magticom and son-in-law of former Georgian president Shevardnadze, was detained in the Republic of Georgia without any charges having been filed against him. As reported by various media sources, Dr. Jokhtaberidze was being held in connection with continuing investigation of various tax-related matters. On April 26, 2004, the Georgian Government investigations into past business and tax payment practices of Magticom were completed with no adverse findings. In addition, the prosecution by the Georgian Government of Dr. Jokhtaberidze was dropped without finding any wrong-doing and Dr. Jokhtaberidze was released from the investigative detention on April 26, 2004. The Company believes that no further investigations or prosecutions of Magticom, Magticom personnel or Dr. Jokhtaberidze with respect to past business or tax payment practices will be undertaken by the Georgian Government.

      The Company’s interest in Magticom is held through Telcell, a joint venture with Western Wireless Corporation. The Company owns 70.41% of the outstanding equity interests of Telcell through its wholly-owned subsidiary, International Telcell Cellular, Inc. (“ITC”).

      On April 23, 2004, Magticom issued a dividend of $15.6 million. Telcell, which is entitled to $6.9 million of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze has assigned to Telcell his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. Magticom expects to declare and pay dividends during the remainder of 2004 in an amount necessary to make this repayment. However, as described more fully below, the expectation is that this loan will be repaid during the second quarter of 2004, as part of a business transaction with Dr. Jokhtaberidze.

      The Company, the equity holders of Telcell and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. The Company will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, the Company will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over

METROMEDIA INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. A portion of Dr. Jokhtaberidze’s cash proceeds from these transactions will be used to repay the aforementioned loan, with $4.8 million of this repayment being distributed to the Company in consequence of its current 70.41% ownership interest in Telcell. The parties anticipate that all transactions contemplated in the memorandum of understanding will be concluded by end of second quarter 2004.

      On May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (the “MOU”) providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest from ITC in Magticom after completion of the restructuring of Dr. George Jokhtaberidze’s ownership interest in Magticom as discussed above (the “Restructuring”).

      The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities, as defined in the MOU, (a “Qualified Holder”), provided that the transfer of the Option to a Qualified Holder which directly or indirectly owns or controls or is controlled by or is under common control with any telecommunications business in the Republic of Georgia is subject to approval by ITC at its sole discretion Furthermore, no Qualified Holder is permitted to transfer the Option. The exercise price of the Option is based on a formula that is calculated by using twenty percent of the product of Magticom’s earnings before income taxes, depreciation and amortization (“EBITDA”) for the four most recently ended fiscal quarters prior to the date of the exercise of the Option multiplied by 2.5. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years. The Option will have a limited exercise period of 12 months from the date of issuance.

      If the Option is exercised, ITC will retain a 31% direct ownership in Magticom and a 34.5% indirect ownership in Magticom through Telcell, and the Company’s aggregate ownership interest in Magticom will be 32.8%. Furthermore, the Company would continue to have the largest effective ownership interest in Magticom, at 32.8%, and will continue to be able to exert operational control over Magticom as a result of its status as majority stockholder of ITC and managing member of Telcell.

Radio Skonto Transaction

      On April 28, 2004, the Company agreed to sell its 55% interest in Radio Skonto (“Skonto”) to A/ S Multibanka, a stock company registered in Latvia already owning 10% of Skonto. In addition, the Company agreed to assign its right to collect from Skonto unpaid management fees to A/ S Multibanka or A/ S Multibanka’s designee. Total consideration for the ownership rights and assigned receivable was $0.5 million. The Company anticipates recognizing a gain of $0.1 million in discontinued components in the three months ended June 30, 2004.

      Radio Skonto’s fiscal year 2003 revenues were $0.5 million, with operating expenses of $0.4 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Magticom Limited:

      We have audited the accompanying balance sheets of Magticom Limited (the “Company”) as of December 31, 2003 and 2002 and September 30, 2002 and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2003, September 30, 2002 and 2001 and the three-month period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magticom Limited as of December 31, 2003 and 2002 and September 30, 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and September 30, 2002 and 2001 and the three month period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

      The statements of income and cash flows of the Company for the three-month period ended December 31, 2003 were not audited by us, and accordingly, we express no opinion on them.

/s/ KPMG LIMITED

KPMG Limited

Moscow, Russian Federation
May 3, 2004

MAGTICOM LIMITED

STATEMENTS OF INCOME

		Three Months	Three Months
	Year Ended	Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	September 30,	September 30,
	2003	2003	2002	2002	2001

		(Unaudited)

	(In thousands of US dollars)
Operating revenues:
Service revenues	$61,748	$17,515	$12,592	$39,379	$30,117
Interconnect and other revenues	10,325	2,778	2,284	6,987	4,850

Total operating revenues	72,073	20,293	14,876	46,366	34,967

Operating expenses:
Cost of services and connection costs	10,347	2,855	2,507	6,721	5,075
Selling, general and administrative	9,107	2,746	1,750	7,879	7,075
Depreciation and amortization	12,919	3,454	3,567	12,684	9,804

Operating income	39,700	11,238	7,052	19,082	13,013
Other income and expenses:
Interest income	349	268	52	—	55
Interest expense	—	—	—	(776)	(2,003)
Other (expense) income	(505)	(6)	(28)	437	171
Foreign currency (loss) gain	(444)	(208)	304	(67)	(216)

Income before income taxes	39,100	11,292	7,380	18,676	11,020
Income taxes	7,941	2,243	1,220	3,850	—

Net income	$31,159	$9,049	$6,160	$14,826	$11,020

See accompanying notes to financial statements.

MAGTICOM LIMITED

BALANCE SHEETS

	December 31,	December 31,	September 30,
	2003	2002	2002

	(In thousands of US dollars)
ASSETS
Current assets:
Cash and cash equivalents	$17,858	$7,489	$3,000
Accounts receivable, net	1,303	479	426
Inventory	117	213	204
Prepaid expenses and other current assets	654	328	638

Total current assets	19,932	8,509	4,268
Property, plant and equipment, net	54,351	50,397	49,426
Other assets	4,245	3,534	4,728

Total assets	$78,528	$62,440	$58,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$696	$839	$3,820
Accrued and other current liabilities	4,981	3,325	2,278
Customer deposits and unearned revenue	4,084	3,743	3,267

Total current liabilities	9,761	7,907	9,365
Loans payable to shareholder	—	10,925	14,055

Total liabilities	9,761	18,832	23,420

Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock	3,064	3,064	3,064
Paid-in surplus	2,446	2,446	—
Retained earnings	66,427	38,098	31,938
Accumulated other comprehensive loss	(3,170)	—	—

Total stockholders’ equity	68,767	43,608	35,002

Total liabilities and stockholders’ equity	$78,528	$62,440	$58,422

See accompanying notes to financial statements.

MAGTICOM LIMITED

STATEMENTS OF CASH FLOWS

		Three	Three
		Months	Months
	Year Ended	Ended	Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,	September 30,	September 30,
	2003	2003	2002	2002	2001

		(Unaudited)

	(In thousands of US dollars)
Operating activities:
Income from continuing operations	$31,159	$9,049	$6,160	$14,826	$11,020
Items not requiring cash outlays:
Depreciation and amortization	12,919	3,454	3,567	12,684	9,804
Provision for doubtful accounts	(306)	5	—	(484)	1,069
Other	182	—	(674)	750	167
Changes in:
Accounts receivable	(518)	(40)	(53)	801	(502)
Inventories	96	114	(9)	235	(275)
Accounts payable	(143)	(1,165)	(2,982)	(2,652)	2,997
Other assets and liabilities	(22)	(60)	1,672	2,637	1,532

Cash provided by operating activities	43,367	11,357	7,681	28,797	25,812
Investing activities:
Additions to property, plant and equipment	(19,374)	(4,008)	(4,354)	(14,200)	(20,190)
Prepayments for property, plant and equipment	(66)	(31)	1,162	(4,713)	—

Cash used in investing activities	(19,440)	(4,039)	(3,192)	(18,913)	(20,190)
Financing activities:
Dividends paid	(2,830)	—	—	—	—
Payments on long-term debt	—	—	—	(9,715)	(4,783)
Payments on loans payable to shareholder	(10,925)	—	—	336	(472)

Cash used in financing activities	(13,755)	—	—	(9,379)	(5,255)
Effect of change in functional currency, net of tax	197	—	—	—	—

Net increase in cash and cash equivalents	10,369	7,318	4,489	505	367
Cash and cash equivalents at beginning of period	7,489	10,540	3,000	2,495	2,128

Cash and cash equivalents at end of period	$17,858	$17,858	$7,489	$3,000	$2,495

See accompanying notes to financial statements.

MAGTICOM LIMITED

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Accumulated
					Other		Total
	Number of		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Earnings	Loss	Income	Equity

	(In thousands of US dollars, except share data)
Balances at October 1, 2000	1,000	$3,064	$—	$6,092	$—		$9,156
Net income and comprehensive income				11,020		$11,020	11,020

Balances at September 30, 2001	1,000	$3,064	$—	$17,112	$—		$20,176
Net income and comprehensive income				14,826		$14,826	14,826

Balances at September 30, 2002	1,000	$3,064	$—	$31,938	$—		$35,002
Capital contribution			2,446				2,446
Net income and comprehensive income				6,160		$6,160	6,160

Balances at December 31, 2002	1,000	$3,064	$2,446	$38,098	$—		$43,608
Net income				31,159		$31,159	31,159
Other comprehensive loss, net of tax:
Foreign currency translation adjustments					$(3,170)	(3,170)	(3,170)

Total comprehensive income						$27,989

Dividends				(2,830)			(2,830)

Balances at December 31, 2003	1,000	$3,064	$2,446	$66,427	$(3,170)		$68,767

See accompanying notes to financial statements.

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation and Significant Accounting Policies

Description of Business

      Magticom Limited (the “Company”) owns and operates a Global System for Mobile (“GSM”) telephone network in the Republic of Georgia, a member of the Commonwealth of Independent States (“CIS”). The Company sells GSM services to individuals and businesses in Georgia. The Company launched commercial service on September 22, 1997.

      The Company was formed on February 12, 1996 as a limited liability company. The Company’s shareholders are Dr. George Jokhtaberidze, a Georgian citizen, who owns 51% and TelCell Wireless, a company incorporated in the United States (“Telcell Wireless”), which owns a 49% interest. Metromedia International Group, Inc. (“MIG”) indirectly owns 70.41% of Telcell Wireless with the remaining 29.59% ownership interest being indirectly owned by Western Wireless International.

Basis of Presentation

      The accompanying financial statements have been prepared from the Georgian accounting records for presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements differ from the financial statements issued for statutory purposes in Georgia in that they reflect certain adjustments, not recorded in the Company’s books, which are appropriate to present the financial position, results of operations and cash flows in accordance with U.S. GAAP. Certain reclassifications have been made to the financial statements for prior periods to conform to the current presentation.

      Effective January 1, 2003, the Company changed its fiscal year end from September 30 to December 31. This resulted in a three-month transition period commencing October 1, 2002 and ending December 31, 2002.

Foreign Currency Translation

      The currency of the Republic of Georgia is the Georgian Lari (“GEL”). The Georgian Lari is not a convertible currency outside the Republic of Georgia and, accordingly, any conversion of Georgian Lari amounts to U.S. dollars should not be construed as a representation that Georgian Lari amounts could be in the future converted into U.S. dollars at the exchange rate shown, or at any other exchange rate.

      Until March 31, 2003, the Company’s measurement currency was the US Dollar, because it reflected the economic substance of the underlying events and circumstances of the Company. On April 1, 2003, the Company determined that the repayment of all loans, which were US Dollar denominated, required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the US Dollar to the Georgian Lari. Consequently, at April 1, 2003, the historical bases of the Company’s non-monetary assets were translated to US Dollars using the exchange rate in effect as of that date, except for the historical base of the Company’s non-monetary assets that were acquired before January 1, 1999, which were set using the exchange rate in effect as of January 1, 1999, because as at that date the Georgian Lari ceased to be highly inflationary. The translation of the non-monetary assets using the Georgian Lari as functional currency for the period from January 1, 1999 to April 1, 2003 resulted in a decrease in property, plant and equipment of $3,367,000 and an addition of $850,000 to deferred taxes resulting from the temporary differences between the historical bases and the tax bases of the non-monetary assets, which were recorded as a cumulative translation adjustment in equity. The U.S. dollar remains the Company’s reporting currency.

      In accordance with the Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”), foreign currency denominated monetary assets and liabilities are translated into the functional currency at the year-end exchange rate as set by the Central Bank of the Republic of Georgia.

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Non-monetary assets and liabilities are translated at the rates effective on the date the assets were acquired or liabilities incurred. Revenues and expenses have been translated at average rates that materially reflect the rate in effect on the date of the transaction. Exchange gains or losses arising from the translation of foreign currency denominated assets, liabilities, revenues and expenses into the functional currency are included in net income.

Business and Economic Environment

      The environment for business in the Republic of Georgia has changed rapidly over the last decade from a system where central planning and direction dominated to one in which market forces increasingly operate. As a result of the speed and continuation of this complex change, the legal and regulatory framework in place in more mature market economies for the protection and regulation of companies and investors is still developing. The Republic of Georgia has been experiencing political change and macro-economic instability. These factors have affected and may continue to affect the activities of enterprises doing business in this environment. Operating in the Republic of Georgia involves risks, which do not typically exist in more mature and developed market economies.

      The accompanying financial statements reflect management’s assessment of the impact of these factors on the operations and the financial position of the Company. The impact on the Company of the current and future business environments may differ from management’s assessment and such differences may be significant.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost.

Inventory

      Inventory consists of Subscriber-Identity-Module (“SIM”) cards and pre-paid scratch cards. Cost is determined using the average cost method.

Property, Plant and Equipment

      Property and equipment is stated at historical cost, less accumulated depreciation and impairment losses. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight-line basis over the estimated useful life of the related asset, which ranges from 3 to 7 years. With respect to leasehold improvements, amortization is on a straight-line basis over the estimated useful life of the related assets or over the primary term of the lease, whichever is less, which ranges from 3 to 7 years.

Impairment of Long-Lived Assets

      Long-lived assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company earns service revenues for usage of its cellular system. Such revenue is recognized when the service is provided. Activation fees and the related direct activation costs are deferred and recognized over the average customer life. Revenues are stated net of value-added taxes charged to customers. Interconnect revenues are earned from other telecommunications operators for traffic terminated on Magticom’s network.

Nonmonetary Transactions

      The Company has certain interconnect arrangements with other mobile telephone providers in the Republic of Georgia for which neither revenues nor costs are reflected in the financial statements of the Company. The Company entered into such arrangements such that it may terminate traffic on other provider’s networks at no cost, while allowing such providers to terminate their traffic on the Company’s excess capacity. Such interconnect arrangements have not been reflected in the financial statements as neither the fair value of the Company’s capacity nor the other provider’s capacity is readily determinable within a reasonable limit. Such agreements are such that neither party is entitled to cash unless certain thresholds are met, which may result in the Company recognizing the incremental costs or revenues dependent upon volumes of traffic. Through December 31, 2003, the Company had not recognized any costs or revenues under these arrangements.

Advertising and Marketing

      The Company expenses the cost of advertising and marketing as incurred. Advertising expense for the years ended December 31, 2003, September 30, 2002 and 2001 and the three-month periods ended December 31, 2003 and 2002 was $1,342,000; $971,000; $390,000; $516,000 and $145,000, respectively.

Income Taxes

      The Company accounts for deferred income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates and Judgments

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, long-lived assets, recognition of revenue, depreciation and amortization, income taxes and contingencies, among others.

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

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Property, Plant and Equipment

      Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

Telecommunications equipment	$93,233	$81,464	$75,142
Buildings and leasehold improvements	2,225	2,431	2,379
Office equipment, furniture and software	962	1,323	1,325
Computer equipment	352	368	368
Vehicles	717	332	317

	97,489	85,918	79,531
Accumulated depreciation and amortization	(48,480)	(39,942)	(36,570)
Assets under construction	5,342	4,421	6,465

	$54,351	$50,397	$49,426

3.	Long-Term Debt

      In 1997, the Company entered into a $15,000,000 financing agreement with a significant vendor. The $15,000,000 tranche of the financing incurred interest at the London Inter-Bank Overnight Borrowing Rate (“LIBOR”) plus 5%. In 1998, the vendor extended an additional $10,000,000 in financing, for a total credit line of $25,000,000. The $10,000,000 tranche of the financing incurred interest at LIBOR plus 3.5%. Interest payments were due semi-annually. Such balances were fully repaid on July 2, 2002.

      As a result of the financing, the Company incurred interest expense of $151,000 and $1,055,000 during the years ended September 30, 2002 and 2001, respectively. Interest expense related to this financing was nil for all other periods presented.

4.	Loans Payable to Shareholder

      The Company had an agreement with a shareholder, TelCell Wireless, to provide financing. The shareholder financing was initially a $2,000,000 non-interest bearing loan, but was expanded into two additional lines of credit of $6,000,000, entered into in 1997, and $11,000,000, entered into in 1998 resulting in total available financing of $19,000,000. The $6,000,000 line of credit incurred interest at LIBOR plus 5% and the $11,000,000 line of credit of the financing incurred interest at LIBOR plus 3.5%. Such balances were fully repaid on February 21, 2003.

      With respect to the shareholder loan agreements, the Company had the following outstanding balances (in thousands):

	December 31,	September 30,
	2002	2002

Credit line outstanding	$8,925	$8,935
Interest payable	—	3,120
Non-interest bearing loan	2,000	2,000

	$10,925	$14,055

      As a result of the shareholder loan agreements, interest expense amounted to $258,000 and $836,000 for the years ended September 30, 2002 and 2001, respectively. Interest expense related to this financing was nil for all other periods presented. In the three months ended December 31, 2002, TelCell Wireless agreed to

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

forgive the interest payable on the interest-bearing note, subject to all shareholder loans being repaid by February 28, 2003. Accordingly, the Company recognized $3,120,000 of forgiven interest, net of income taxes of $674,000, as additional paid-in surplus in the three months ended December 31, 2002.

5.	Common Stock

      At the date of inception, February 1996, the charter capital of the Company was 2,500 GEL, which was the equivalent of $2,000. The capital contributions from the original shareholders took the form of both cash and property contributions. In August 1996, the date Telcell Wireless became a shareholder and contributed $2,500,000 of cash, the shareholders of Magticom, including Telcell Wireless, adopted a new charter pursuant to which the charter fund of the Company increased to 6,300,000 GEL, which was the equivalent of $5,000,000. Such charter capital is comprised of 1,000 participatory shares at a nominal value of 6,300 GEL per share, or the equivalent of $5,000 par value per share. As a result, the capital contributions from shareholders represent both cash contributions and the fair market value of shareholder contributed property valued at $3,064,000.

      A condition of the TelCell Wireless interest free loan agreement required that the Company pay no dividends to partners or shareholders in 1997 and thereafter, until the Company fulfilled its obligations under the interest free loan agreement. Such agreement was terminated on February 26, 2003, when the loan was repaid. As included in the final settlement relative to the Shareholder loan, the Shareholder, Telcell Wireless forgave interest due under the loan totaling $3,120,000. Accordingly, the Company recognized $3,120,000, net of income taxes of $674,000, as additional paid-in surplus in the quarter ended December 31, 2002.

      On May 29, 2003, the Company declared dividends to its shareholders totaling $2,830,000 ($2,830 per share). The dividends were paid in June and July 2003.

6.	Income Tax

      For Georgian income tax purposes, the Company had an income tax exemption until October 28, 2001, being one year after declaring its first taxable profit. After that time, the Company became subject to income tax at the full rate, as governed by the January 29, 2001 amendment to the Georgian Tax Code. Consequently, the effective tax rate was zero for the years ended September 30, 2001.

      All of the income tax expense is related to the Republic of Georgia.

      Income tax expense (benefit) consists of the following (in thousands):

		Three	Three
		Months	Months
	Year Ended	Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	September 30,	September 30,
	2003	2003	2002	2002	2001

Current	$8,791	$2,243	$1,914	$3,850	$—
Deferred	(850)	—	(694)	—	—

Provision for income taxes	$7,941	$2,243	$1,220	$3,850	$—

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

Property and equipment	$2,458	$2,912	$2,159
Accrued and other current liabilities	268	212	349
Allowance for doubtful accounts	60	96	122
Intangible assets	(32)	156	133
Forgiven interest on shareholder loan	—	(674)	—

	2,754	2,702	2,763
Valuation allowance	(2,754)	(2,702)	(2,763)

Net deferred tax asset	$—	$—	$—

      The net change in the total valuation allowance for the years ended December 31, 2003, September 30, 2002 and 2001 and the three-month periods ended December 31, 2003 and 2002 are $52,000; $583,000; $1,012,000; $(15,000) and $(61,000), respectively.

      The Company’s provision for income taxes differs from the provision that would have resulted from applying Georgian statutory rates as follows (in thousands):

		Three	Three
		Months	Months
	Year Ended	Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	September 30,	September 30,
	2003	2003	2002	2002	2001

Tax expense based on statutory rate	$7,820	$2,258	$1,476	$3,737	$2,204
Income during income tax holiday				(438)	(3,216)
Other permanent differences	69	—	(195)	(32)	—
Change in valuation allowance	52	(15)	(61)	583	1,012

Provision for income taxes	$7,941	$2,243	$1,220	$3,850	$—

7.	Other Financial Statement Information

Cash and Cash Equivalents

      The Company holds accounts with various banks in the Republic of Georgia, which are denominated in Georgian Lari or foreign currencies. Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

United States Dollar	$17,005	$6,940	$2,745
Georgian Lari	776	455	247
Other currencies	77	94	8

	$17,858	$7,489	$3,000

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has on deposit the majority of its available cash with two Georgian banks, of which one held $17,444,000 and the other held $194,000 as of December 31, 2003.

Prepaid expenses and Other Current Assets

      Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

VAT receivable	$266	$—	$—
Prepaid expenses	235	88	229
Intercompany receivables	66	135	282
Other receivables	87	105	127

	$654	$328	$638

Accrued and Other Current Liabilities

      Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

Income and other taxes payable	$4,502	$2,910	$1,874
Other accrued liabilities	479	415	404

	$4,981	$3,325	$2,278

Supplemental Cash Flow Information

		Three	Three
		Months	Months
	Year Ended	Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	September 30,	September 30,
	2003	2003	2002	2002	2001

Cash paid during the period:
Interest paid	$—	$—	$—	$340	$867
Income taxes paid	$7,243	$2,106	$1,310	$2,498	$—

8.	Related Party Transactions

      Balances due from related parties consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

Telecom Georgia	$66	$135	$283

      Balances due to related parties consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2003	2002	2002

TelCell Wireless	$—	$10,925	$14,055

      NeoStudia is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the years ended December 31, 2003, September 30, 2002 and 2001 and the three-month periods ended

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and 2002, the Company incurred $881,000; $472,000; $350,000; $226,000 and $172,000, respectively, in relation to advertising work and services from NeoStudia.

      MagtiWin is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the year ended December 31, 2003 and the three-month period ended December 31, 2003, the Company incurred $746,000 and $449,000, respectively, in relation to remodeling costs of the Company’s main offices in Tbilisi.

      Telecom Georgia provided long distance, inter-CIS and local interconnect telephone services to the Company. For the years December 31, 2003, September 30, 2002 and 2001 and the three-month periods ended December 31, 2003 and 2002, the Company incurred interconnection expenses of $1,927,000; $1,441,000; $2,773,000; $493,000 and $404,000, respectively. Telecom Georgia is 30% owned by International TelCell Inc., which is also an indirect majority shareholder of TelCell Wireless. Also, the interconnect agreements provide a source of revenue for the Company, which amounted to $3,282,000; $3,918,000; $2,500,000; $709,000 and $845,000 for the years ended December 31, 2003, September 30, 2002 and 2001 and the three-month periods ended December 31, 2003 and 2002, respectively.

      The balances due to TelCell Wireless relate to a shareholder’s loan (see Note 4).

9.	Commitments and Contingencies

Commitments

      The Company has several operating leases, primarily for the lease of offices, a warehouse and base stations. The leases require the Company to pay taxes, maintenance fees and insurance and provide for periodic fixed rent increases based on published price indices. For the years ended December 31, 2003, September 30, 2002 and 2001 and the three-month periods ended December 31, 2003 and 2002, rent expense for these leases totaled $380,000; $373,000; $1,402,000; $99,000 and $78,000, respectively.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are (in thousands):

Minimum Lease
Years Ended December 31	Payments

2004	$390
2005	373
2006	344
2007	315
2008	272
Thereafter	657

$2,351

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments” requires disclosure of fair value information about all financial instruments held by a company except for certain excluded instruments and instruments for which it is not practical to estimate fair value. The fair value of the total shareholder loans was $10,730,000 at December 31, 2002 and $13,539,000 at September 30, 2002. These fair values are estimated using discounted cash flows based on the Company’s weighted average borrowing rates for its interest-bearing shareholder loans. The carrying value of the Company’s other financial instruments approximates their respective fair value, because of the short maturities of the instruments.

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Contingencies

      The ability of the Company to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in the Republic of Georgia. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

      Recent events in the Republic of Georgia arising from widespread discontent over prior public elections, including the premature resignation of President Eduard Shevardnadze and the recent election of Mikhail Saakashvili, have significantly increased the level of political uncertainty. This condition, which is expected to extend into the foreseeable future, increases the level of economic and legal risks that the Company faces with respect to its operations. Present conditions in Georgia significantly increase the possibility of general economic distress, civil unrest, terrorism and a collapse of consumer confidence in Georgia, each of which could have a material adverse effect on the Company’s operations.

      The Georgian Tax Inspectorate has performed a review of certain interconnect arrangements that the Company has with other telecommunications businesses within the Republic of Georgia to determine whether the Company complied with Georgian tax regulations. In addition, at the request of the Prosecutor General’s Office of the Republic of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia (the “Representatives of the New Georgian Government”) has performed an additional review of interconnect arrangements to determine whether the Company has complied with Georgian tax regulations. The Prosecutor General has publicly stated that Magticom will not be the only telecommunications business in the Republic of Georgia whose interconnect arrangements will be reviewed for compliance with Georgian tax regulations.

10.	Subsequent Events

      On February 17, 2004 the Company declared dividends to its shareholders totaling $23,333,000 ($23,333 per share). Of this amount, $7,778,000 was on February 27, 2004 and the balance as more fully described below on April 23, 2004.

      On February 20, 2004, Dr. George Jokhtaberidze was detained in the Republic of Georgia without any charges having been filed against him. As reported by various media sources, Dr. Jokhtaberidze was being held in connection with continuing investigation of various tax-related matters. On April 26, 2004, the Georgian Government investigations into past business and tax payment practices of Magticom were completed with no adverse findings. In addition, the prosecution by the Georgian Government of Dr. Jokhtaberidze was dropped without finding any wrong-doing and Dr. Jokhtaberidze was released from the investigative detention on April 26, 2004. The Company believes that no further investigations or prosecutions of Magticom, Magticom personnel or Dr. Jokhtaberidze with respect to past business or tax payment practices will be undertaken by the Georgian Government.

      On April 23, 2004, Magticom paid a dividend of $15,556,000. Telcell Wireless, which is entitled to $6,860,000 of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze has assigned to Telcell Wireless his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. Magticom expects to declare and pay dividends during the remainder of 2004 in an amount necessary to make this repayment. However, as described more fully below, the expectation is that this loan will be repaid during the second quarter of 2004, as part of a business transaction with Dr. Jokhtaberidze.

MAGTICOM LIMITED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      International Telcell Cellular, Inc. (“ITC”), a wholly owned subsidiary of Metromedia International Group, Inc. (“MIG”), is the managing member of Telcell Wireless. Telcell Wireless and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. MIG will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, MIG will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell Wireless and majority stockholder of ITC. A portion of Dr. Jokhtaberidze’s cash proceeds from these transactions will be used to repay the aforementioned loan, with $4,830,000 of this repayment being distributed to MIG in consequence of its current 70.41% ownership interest in Telcell Wireless. The parties anticipate that all transactions contemplated in the memorandum of understanding will be concluded by end of second quarter 2004.

      On May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (the “MOU”) providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest from ITC in Magticom after completion of the restructuring of Dr. George Jokhtaberidze’s ownership interest in Magticom as discussed above (the “Restructuring”).

      The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities, as defined in the MOU, (a “Qualified Holder”), provided that the transfer of the Option to a Qualified Holder which directly or indirectly owns or controls or is controlled by or is under common control with any telecommunications business in the Republic of Georgia is subject to approval by ITC at its sole discretion. Furthermore, no Qualified Holder is permitted to transfer the Option. The exercise price of the Option is based on a formula that is calculated by using twenty percent of the product of the Company’s earnings before income taxes, depreciation and amortization (“EBITDA”) for the four most recently ended fiscal quarters prior to the date of the exercise of the Option multiplied by 2.5. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years. The Option will have a limited exercise period of 12 months from the date of issuance.

      If the Option is exercised, ITC will retain a 31% direct ownership in Magticom and a 34.5% indirect ownership in Magticom through Telcell Wireless, and MIG’s aggregate ownership interest in Magticom will be 32.8%. Furthermore, MIG would continue to have the largest effective ownership interest in Magticom, at 32.8%, and would continue to be able to exert operational control over Magticom as a result of its status as majority stockholder of ITC and managing member of Telcell Wireless.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METROMEDIA INTERNATIONAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues	$—	$—	$—
Cost and expenses:
Selling, general and administrative	14,320	8,698	2,513
Depreciation and amortization	132	64	64

Operating loss	(14,452)	(8,762)	(2,577)
Interest expense	(17,999)	(21,921)	(20,389)
Interest income	35,838	33,593	34,684
Equity in losses of subsidiaries	(27,831)	(79,816)	(120,106)
Gain on retirement of debt	24,582	—	—
Other income	—	733	632
Income tax benefit	—	4,403	—

Income (loss) from continuing operations	138	(71,770)	(107,756)
Income (loss) from discontinued components	8,306	(35,578)	(140,775)
Cumulative effect of changes in accounting principles	2,012	(1,127)	—

Net income (loss)	10,456	(108,475)	(248,531)
Cumulative convertible preferred stock dividend requirement	(17,487)	(16,274)	(15,008)

Net loss attributable to common stockholders	$(7,031)	$(124,749)	$(263,539)

Weighted average number of common shares — Basic and diluted	94,035	94,035	94,035

(Loss) income per common share — Basic and diluted:
Continuing operations	$(0.18)	$(0.94)	$(1.30)
Discontinued components	0.09	(0.38)	(1.50)
Cumulative effect of change in accounting principle	0.02	(0.01)	—

Net loss per share attributable to common stockholders	$(0.07)	$(1.33)	$(2.80)

The accompanying notes are an integral part of the condensed financial information.

See notes to Condensed Financial Information on page S-4.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METROMEDIA INTERNATIONAL GROUP, INC.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,630	$18,474
Other assets	1,677	5,410

Total current assets	26,307	23,884
Investment in and receivables from subsidiaries	109,417	113,829
Investments in discontinued components and business ventures held for sale	19,593	70,895
Other assets	3,992	4,000

Total assets	$159,309	$212,608

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,069	$569
Accrued expenses	15,175	18,638

Total current liabilities	16,244	19,207
Long-term debt	152,026	210,631
Other long term liabilities	4,194	5,268

Total liabilities	172,464	235,106
Stockholders’ deficiency:
Preferred stock	207,000	207,000
Common stock	940	94,035
Paid-in surplus	1,195,864	1,102,769
Accumulated deficit	(1,403,898)	(1,414,354)
Accumulated other comprehensive loss	(13,061)	(11,948)

Total stockholders’ deficiency	(13,155)	(22,498)

Total liabilities and stockholders’ deficiency	$159,309	$212,608

The accompanying notes are an integral part of the condensed financial information.

See Notes to Condensed Financial Information on page S-4.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METROMEDIA INTERNATIONAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net income (loss)	$10,456	$(108,475)	$(248,531)
Income (loss) from discontinued components	(8,306)	35,578	140,775

Income (loss) from continuing operations	2,150	(72,897)	(107,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	132	64	64
Equity in losses of subsidiaries	27,831	79,816	120,106
Accretion of debt discount	—	5,253	20,273
Gain on retirement of debt	(24,582)	—	—
Cumulative effect of changes in accounting principles	(2,012)	1,127	—
Other (income) expense	—	(733)	(632)
Changes in:
Other current assets	3,733	(6,317)	4,910
Other assets	8	(2,196)	(699)
Accounts payable, accrued expenses and other liabilities	(4,574)	(1,209)	(11,520)

Cash provided by operating activities	2,686	2,908	24,746
Investing activities:
Distributions from subsidiaries	10,815	9,783	7,365
Due from subsidiaries	(7,345)	(9,294)	(65,878)

Cash provided by (used in) investing activities	3,470	489	(58,513)
Financing activities:
Preferred stock dividends paid	—	—	(3,752)

Cash used in financing activities	—	—	(3,752)

Net increase (decrease) in cash and cash equivalents	6,156	3,397	(37,519)
Cash and cash equivalents at beginning of year	18,474	15,077	52,596

Cash and cash equivalents at end of year	$24,630	$18,474	$15,077

The accompanying notes are an integral part of the condensed financial information.

See Notes to Condensed Financial Information on page S-4.

(A)	The accompanying parent company financial statements reflect only the operations of Metromedia International Group, Inc. for the years ended December 31, 2003, 2002 and 2001 and the equity in losses of subsidiaries and discontinued components for the years ended December 31, 2003, 2002 and 2001. As discussed in Note 1 to the Consolidated Financial Statements, the Company has suffered recurring operating losses and net operating cash deficiencies, and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(B)	The principal repayments of the Registrant’s borrowings under debt agreements at December 31, 2003 are as follows (in thousands):

2004-2006	$—
2007	$152,026

      For additional information regarding the Registrant’s and subsidiaries’ borrowings under debt agreements and other debt, see Note 8 to the “Notes to Consolidated Financial Statements.”

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

METROMEDIA INTERNATIONAL GROUP, INC.

ALLOWANCES FOR DOUBTFUL ACCOUNTS, ETC.

(DEDUCTED FROM CURRENT RECEIVABLES)

	Balance at	Charged to
	Beginning	Costs and	Deduction/	Balance at
	of Period	Expenses	Write-offs	End of Period

	(In thousands)
Year ended December 31, 2003	$2,032	$394	$(428)	$1,998
Year ended December 31, 2002	$1,697	$658	$(323)	$2,032
Year ended December 31, 2001	$1,549	$356	$(208)	$1,697

EXHIBIT INDEX

Document with Which Exhibit
Designation of		was Previously Filed with
Exhibit in this		Commission Exhibits Incorporated
Form 10-K	Description of Exhibits	Herein by Reference

2.1	Agreement and Plan of Reorganization dated as of July 20, 1994 by and among, The Actava Group Inc., Diversified Products Corporation, Hutch Sports U.S.A. Inc., Nelson/ Weather-Rite, Inc., Willow Hosiery Company, Inc. and Roadmaster Industries, Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Exhibit 99.1
2.2	Amended and Restated Agreement and Plan of Merger dated as of September 27, 1995 by and among The Actava Group Inc., Orion Pictures Corporation, MCEG Sterling Incorporated, Metromedia International Telecommunications, Inc., OPG Merger Corp. and MITI Merger Corp. and exhibits thereto.	Current Report on Form 8-K for event occurring on September 27, 1995, Exhibit 99(a)
2.3	Agreement and Plan of Merger dated as of January 31, 1996 by and among Metromedia International Group, Inc., The Samuel Goldwyn Company and SGC Merger Corp. and exhibits thereto.	Current Report on Form 8-K dated January 31, 1996, Exhibit 99.1
2.4	Agreement and Plan of Merger, dated as of May 18, 1999, among Metromedia International Group, Inc. Moscow Communications, Inc. and PLD Telekom Inc.	Current Report on Form 8-K dated May 19, 1999
2.5	Certificate of Ownership and Merger of Landmet Group, Inc. into Metromedia International Group, Inc. dated December 7, 1998	Annual Report on form 10-K for the year ended December 31, 2002, Exhibit 3.5
3.1	Restated Certificate of Incorporation of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(a)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.	Annual Report on form 10-K for the year ended December 31, 2002, Exhibit 3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.7.
3.4	Certificate of Designation of 7.25% Cumulative Convertible Preferred Stock of Metromedia International Group, Inc.	Form 8-A, dated September 11, 1997, Exhibit 1.1
3.5	Restated By-laws of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(b)
4.1	Indenture dated as of September 30, 1999, between Metromedia International Group, Inc. and U.S. Bank National Association as Trustee.	Current Report on Form 8-K for event occurring on September 30, 1999
10.1	1989 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1989, Exhibit A
10.2	1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.4

Document with Which Exhibit
Designation of		was Previously Filed with
Exhibit in this		Commission Exhibits Incorporated
Form 10-K	Description of Exhibits	Herein by Reference

10.3	Amendment to 1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.5
10.4	Retirement Plan executed November 1, 1990, as amended effective January 1, 1989.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.7
10.5	Supplemental Retirement Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1983, Exhibit 10.8
10.6	Supplemental Executive Medical Reimbursement Plan.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.9
10.7	Amendment to Supplemental Retirement Plan of The Actava Group Inc., effective April 1, 1992	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.10
10.8	1992 Officer and Director Stock Purchase Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.11
10.9	Form of Restricted Purchase Agreement between certain officers of The Actava Group Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.12
10.10	Form of Indemnification Agreement between Actava and certain of its directors and executive officers.	Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.14
10.11	Shareholders Agreement dated as of December 6, 1994 among The Actava Group Inc., Roadmaster, Henry Fong and Edward Shake.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.19
10.12	Registration Rights Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.20
10.13	Environmental Indemnity Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.21
10.14	The Metromedia International Group, Inc. 1996 Incentive Stock Plan.	Proxy Statement dated August 6, 1996, Exhibit B
10.15	Management Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.37
10.16	License Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.39
10.17	Metromedia International Telecommunications, Inc. 1994 Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.41
10.18	Amendment No. 1 to License Agreement dated June 13, 1996 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.46
10.19	Amendment No. 1 to Management Agreement dated as of January 1, 1997 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.47

Document with Which Exhibit
Designation of			was Previously Filed with
Exhibit in this			Commission Exhibits Incorporated
Form 10-K		Description of Exhibits	Herein by Reference

10.20		Agreement to Exchange and Consent dated as of May 18, 1999, entered into among Metromedia International Group, Inc., PLD Telekom Inc. and the holders of PLD Telekom Inc.’s outstanding 14.5% Senior Discount Notes due 2004 and 9% Convertible Subordinated Notes due 2006.	Current Report on Form 8-K dated May 19, 1999
10.21		Note and Warrant Modification Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., The Travelers Insurance Company and The Travelers Indemnity Company.	Current Report on Form 8-K dated May 19, 1999
10.22		Letter Agreement, dated as of December 31, 2001, between Metromedia International Group, Inc. and Metromedia Company, terminating the Management Agreement, dated November 1, 1995, as amended, between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.60
10.23		Consulting Services Agreement, dated as of January 1, 2002, between Metromedia International Group, Inc. and Metromedia Company	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.61
10.24		Asset Purchase Agreement, dated as of October 22, 2002, among SMI SNP, Inc., Metromedia International Group, Inc. and Snapper, Inc.	Current Report on Form dated December 4, 2002, Exhibit 99.1
10.25		Purchase Agreement, dated as of April 24, 2003, among Metromedia International Group, Inc., MITI, MII, ITI, and Adamant Advisory Services, Inc.	Current Report on Form 8-K dated April 30, 2003, Exhibit 10.1
10.26		Agreement dated as of May 31, 2002 between Metromedia International Group, Inc. and Elliott Associates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.67
10	.27*	Amendment to License Agreement dated April 16, 2004 between Metromedia Company and Metromedia International Group, Inc.
10.28		Employment Agreement by and between Metromedia International Group, Inc. and Mark S. Hauf dated October 6, 2003	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 99.1
10.29		Employment Agreement by and between Metromedia International Group, Inc. and Harold F. Pyle, III dated October 6, 2003	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 99.2
10.30		Employment Agreement by and between Metromedia International Group, Inc. and Bryce Dean Elledge dated October 6, 2003	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 99.3
10	.31*	Employment Agreement by and between Metromedia International Group, Inc. and Natalia Alexeeva dated May 25, 2004
12*		Ratio of earnings to fixed charges
14*		Metromedia International Group, Inc. Code of Ethics for our Principal Executive Officer and Senior Financial Officers
18*		Letter of KPMG LLP dated May 14, 2004 regarding Registrant’s change in accounting policy regarding the accounting for certain business ventures previously reported on a three-month lag basis

Document with Which Exhibit
Designation of			was Previously Filed with
Exhibit in this			Commission Exhibits Incorporated
Form 10-K		Description of Exhibits	Herein by Reference

21*		List of subsidiaries of Metromedia International Group, Inc.
23	.1*	Consent of KPMG LLP regarding Metromedia International Group, Inc.
23	.2*	Consent of KPMG Limited regarding Magticom Limited
31	.1*	Certification of the Principle Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Principle Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith