Form 10-Q
period 2004-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-06-18
CIK 39547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the exchange act). Yes [ ] No [x]

     The number of shares of common stock outstanding as of June 1, 2004 was 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2004	2003
Revenues	$18,563	$16,654
Cost and expenses:
Cost of services	6,004	4,979
Selling, general and administrative	7,669	14,093
Depreciation and amortization	5,685	5,043

Operating loss	(795)	(7,461)
Other income/(expense):
Equity in income of unconsolidated investees	4,170	2,992
Interest expense	(4,092)	(5,657)
Interest income	76	169
Foreign currency loss	(577)	(414)
Other expense	(125)	(524)

Loss before income tax expense, minority interest, discontinued components and cumulative effect of a change in accounting principle	(1,343)	(10,895)
Income tax expense	(325)	(1,370)
Minority interest	(1,916)	(2,233)

Loss from continuing operations before discontinued components and cumulative effect of a change in accounting principle	(3,584)	(14,498)
Income (loss) from discontinued components	6,310	(1,281)
Cumulative effect of a change in accounting principle	—	2,012

Net income (loss)	2,726	(13,767)
Cumulative convertible preferred stock dividend requirement	(4,572)	(4,255)

Net loss attributable to common stockholders	$(1,846)	$(18,022)

Weighted average number of common shares — Basic and diluted	94,035	94,035

(Loss) income per common share attributable to common stockholders — Basic and diluted:
Continuing operations	$(0.09)	$(0.20)
Income (loss) from discontinued components	0.07	(0.01)
Cumulative effect of a change in accounting principle	—	0.02

Net loss per common share attributable to common stockholders	$(0.02)	$(0.19)

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets
(in thousands)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$33,763	$26,925
Accounts receivable, net	5,811	5,915
Prepaid expenses and other assets	6,791	6,472
Current assets of discontinued components	4,769	5,559

Total current assets	51,134	44,871
Property, plant and equipment, net	86,818	86,297
Investments in and advances to business ventures	36,367	34,707
Goodwill	28,288	27,540
Intangible assets, net	6,244	7,853
Other assets	7,737	5,077
Noncurrent assets of discontinued components	8,448	20,085
Business ventures held for sale	—	536

Total assets	$225,036	$226,966

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Accounts payable	$3,606	$4,085
Accrued expenses	18,985	24,917
Current portion of long-term debt	1,376	1,376
Current liabilities of discontinued components	4,716	6,211

Total current liabilities	28,683	36,589
Long-term debt, less current portion	153,005	153,383
Deferred income taxes	8,793	9,426
Other long-term liabilities	7,210	7,632
Long-term liabilities of discontinued components	310	376

Total liabilities	198,001	207,406
Minority interest	34,205	32,715
Stockholders’ deficiency:
7¼% Cumulative Convertible Preferred Stock	207,000	207,000
Common Stock, $0.01 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at March 31, 2004 and December 31, 2003	940	940
Paid-in surplus	1,195,864	1,195,864
Accumulated deficit	(1,401,172)	(1,403,898)
Accumulated other comprehensive loss	(9,802)	(13,061)

Total stockholders’ deficiency	(7,170)	(13,155)

Total liabilities and stockholders’ deficiency	$225,036	$226,966

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$2,726	$(13,767)
(Income) loss from discontinued components	(6,310)	1,281

Loss from continuing operations	(3,584)	(12,486)
Items not requiring cash outlays:
Equity in income of unconsolidated investees	(4,170)	(2,992)
Depreciation and amortization	5,685	5,043
Minority interest	1,916	2,233
Cumulative effect of a change in accounting principle	—	(2,012)
Changes in:
Accounts receivable	104	(556)
Other assets and liabilities	(1,720)	(6,736)
Accounts payable and accrued expenses	(6,411)	10,414

Cash used in operating activities	(8,180)	(7,092)
Investing activities:
Distributions from business ventures	3,811	11,968
Additions to property, plant and equipment	(2,703)	(2,144)
Advance to business venture	(2,586)	—
Proceeds from sale of businesses, net	679	—
Purchase of short term investments	—	(2,588)
Other investing activities, net	(23)	—

Cash (used in) provided by investing activities	(822)	7,236
Financing activities:
Dividends paid to minority interests	(1,015)	(3,233)
Payments on debt and capital leases	(378)	(465)

Cash used in financing activities	(1,393)	(3,698)
Cash provided by discontinued components, net	17,166	1,131
Effect of exchange rate changes on cash	67	—

Net increase (decrease) in cash and cash equivalents	6,838	(2,423)
Cash and cash equivalents at beginning of period	26,925	26,467

Cash and cash equivalents at end of period	$33,763	$24,044

See accompanying notes to consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statement of Stockholders’ Deficiency and Comprehensive (Loss) Income
(in thousands)
(unaudited)

	7¼% Cumulative
	Convertible
	Preferred Stock		Common Stock				Accumulated
							Other		Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Deficit	(Loss) Income	(Loss) Income	Deficiency
Balances at December 31, 2002	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,414,354)	$(11,948)		$(22,498)
Net loss	—	—	—	—	—	(13,767)		$(13,767)	(13,767)
Other comprehensive loss:
Foreign currency
translation adjustments	—	—	—	—	—	—	(178)	(178)	(178)

Total comprehensive loss								$(13,945)

Balances at March 31, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,428,121)	$(12,126)		$(36,443)

Balances at December 31, 2003	4,140	$207,000	94,035	$940	$1,195,864	$(1,403,898)	$(13,061)		$(13,155)
Net income	—	—	—	—	—	2,726		$2,726	2,726
Other comprehensive income:
Foreign currency
translation adjustments	—	—	—	—	—	—	3,259	3,259	3,259

Total comprehensive income								$5,985

Balances at March 31, 2004	4,140	$207,000	94,035	$940	$1,195,864	$(1,401,172)	$(9,802)		$(7,170)

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

     The Company is a holding company with ownership interests in telephony and cable television businesses in Northwestern Russia and the Republic of Georgia. For the three months ended March 31, 2004, the telephony businesses generated 96% of consolidated revenues, while the cable television businesses generated 4% of consolidated revenues. Substantially all of the Company’s assets are located and revenues are generated outside of the United States.

     On September 30, 2003, the Board of Directors formally approved management’s plan of disposing its remaining non-core media businesses. As of March 31, 2004, the Company’s non-core media businesses were comprised of nineteen radio businesses operating in Finland, Hungary, Bulgaria, Estonia, Latvia and the Czech Republic and one cable television network, with operations in Lithuania. These consolidated financial statements also include the results of the Company’s discontinued business components (see Note 3, “Discontinued Business Components”).

     The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

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

     As of May 31, 2004, the Company’s remaining non-core media businesses held for sale consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania. Sale of these remaining non-core businesses is expected during the first half of 2004 or promptly thereafter. The Company relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a significant reduction in its corporate personnel and office related expenditures. Further reductions in corporate overhead expenditures are expected to follow the final disposition of all non-core operations. The Company’s core telephony businesses are now:

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

     The Company is a holding company; accordingly, it does not generate cash flows from operations. As of March 31, 2004 and May 31, 2004, the Company had approximately $32.3 million and $30.9 million, respectively, of unrestricted cash on hand. In addition, as of March 31, 2004, the Company’s consolidated business ventures held $1.5 million of cash. Furthermore, as of March 31, 2004, the Company’s unconsolidated business venture had approximately $17.7 million of cash on hand, $17.2 million of which is held in banks in the Republic of Georgia.

     The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet on a timely basis its future corporate overhead requirements and interest payment obligations, associated with its $152.0 million aggregate principal amount (fully accreted) 10 ½% Senior Discount Notes, due 2007 (the “Senior Notes”). However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in selling any additional non-core businesses or that these sales, if they occur, will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

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

     If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide assurances at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders’ deficit and has suffered recurring operating losses and operating cash deficiencies.

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

     According to the terms of the Company’s 7 ¼% cumulative convertible preferred stock (the “Preferred Stock”), if the Company does not make six consecutive dividend payments and thereafter receives a written request from the holders of 25% of the voting power of the outstanding Preferred Stock, then the Company is obligated to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors, except that no special meeting may be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the Company’s stockholders. Beginning in late 2003 and continuing into 2004, the Company has had discussions with several holders of the Company’s Preferred Stock regarding the Preferred Stockholders’ right to elect two new directors to the Company’s Board of Directors. These discussions have recently resulted in a tentative agreement, which is expected to be finalized shortly, to appoint two individuals identified by certain holders of the Preferred Stock to the Company’s Board of Directors for terms that end at the Company’s next annual meeting of stockholders. It is presently expected that, at that time, such individuals will, in accordance with the terms of the Preferred Stock, stand for election by a vote of the holders of the Preferred Stock. The Company believes that this agreement is advantageous to the Company because it eliminates the need to hold a special meeting, which would be both time consuming and expensive.

     Opportunities to restructure the Company’s balance sheet, including to refinance the Senior Notes and Preferred Stock, which had an aggregate preference claim of $257.4 million as of March 31, 2004 are being pursued, but present Company plans presume the continued service of the Senior Notes on current terms and the continued deferral of the payment of dividends on the Preferred Stock. The Company cannot provide assurances at this time that a capital restructuring effort will be undertaken or, if undertaken, that such effort would produce a material improvement in short-run cash flows or equity valuations.

2. Summary of Significant Accounting Policies

Stock Option Plans

     The Company has elected to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and present proforma disclosures of results of operations as if the fair value method had been adopted.

	Three months ended March 31,
	2004	2003
Net loss attributable to common stockholders as reported	$(1,846)	$(18,022)
Add: Stock-based employee compensation expense determined under fair value based method	(105)	(172)

Pro forma net loss	$(1,951)	$(18,194)

Net loss per share attributable to common stockholders — Basic and Diluted:
As reported	$(0.02)	$(0.19)

Pro forma	$(0.02)	$(0.19)

Accounting Change

     Effective January 1, 2003, the Company changed its policy regarding the accounting for certain business ventures previously reported on a lag basis. All of the Company’s current operating business ventures with the exception of PeterStar, have historically reported their financial results on a three-month lag. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all ventures should be reported on a real-time basis. As a result of this change, a $2.5 million decrease to the beginning accumulated deficit was recorded, of which $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and the remaining $0.5 million is included as a cumulative effect of a change in accounting principle in income from discontinued components for the three months ended March 31, 2003.

     The effect of this change on the consolidated statement of operations for the three months ended March 31, 2003 is as follows (in thousands, except per share data):

Effect of change in year-end for lag ventures

	Three months	Three		Cumulative
	ended	months	Three months	effect of a
	March 31, 2003,	ended	ended	change in	Three months
	prior to change in	December	March 31,	accounting	ended March 31,
	accounting policy	31, 2002	2003	principle	2003, as reported
Revenues	$16,610	$(661)	$705	$—	$16,654
Costs and expenses	24,096	(592)	611	—	24,115

Operating (loss) income	(7,486)	(69)	94		(7,461)
Equity in income of unconsolidated investees	2,659	(2,886)	3,219	—	2,992
Other non-operating income and expenses, net	(6,297)	—	(129)	—	(6,426)

(Loss) income before income tax expense, minority interest, discontinued components and cumulative effect of a change in accounting principle	(11,124)	(2,955)	3,184	—	(10,895)
Income tax expense	(1,370)	—	—	—	(1,370)
Minority interest	(2,570)	943	(606)	—	(2,233)

(Loss) income from continuing operations before discontinued components and cumulative effect of a change in accounting principle	(15,064)	(2,012)	2,578	—	(14,498)
Loss from discontinued components	(236)	(503)	(1,045)	503	(1,281)
Cumulative effect of a change in accounting principle	—	—	—	2,012	2,012

Net (loss) income	(15,300)	(2,515)	1,533	2,515	(13,767)
Preferred dividends	(4,255)	—	—	—	(4,255)

Net loss attributable to common stockholders	$(19,555)	$(2,515)	$1,533	$2,515	$(18,022)

(Loss) income per common per share attributable to common stockholders:
Continuing operations	$(0.21)	$(0.02)	$0.03	$—	$(0.20)
Discontinued components	—	(0.01)	0.01	0.01	(0.01)
Cumulative effect of a change in accounting principle	—	—	—	0.02	0.02

Net loss per common share attributable to common stockholders	$(0.21)	$(0.03)	$0.02	$0.03	$(0.19)

Reclassifications

     Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation.

3. Discontinued Business Components

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. Management anticipates that the remaining non-core media businesses will be disposed of by June 30, 2004 or promptly thereafter.

     A summary of such assets that are to be disposed include:

•	all remaining radio businesses; and

•	all remaining cable television businesses with the exception of Ayety TV.

     Furthermore, since the first quarter of 2002, the Company has sought out opportunities to sell other business ventures for the purpose of improving the Company’s liquidity position. In light of these events, the Company concluded that certain business ventures meet the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these entities have been presented as such within the condensed consolidated financial statements.

     Accordingly, the income statement of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income (loss) from discontinued components and the balance sheets presents the assets and liabilities of such operations as assets and liabilities of discontinued components.

     A summary of significant dispositions of such businesses from January 1, 2003 to March 31, 2004 are summarized below.

ATK

     On March 26, 2004, the Company announced that it has completed the sale of its interests in Arkhangelsk Television Company (“ATK”) to Yuri Firsov, the General Director of ATK, for net cash proceeds of approximately $1.5 million. The Company recognized a gain of $0.7 million on the disposition, which was recorded in discontinued components in the three months ended March 31, 2004.

Romsat

     On March 4, 2004, the Company announced that it had completed the sale of its interests in FX Communications S.R.L. (aka Romsat Cable TV) and FX Internet S.R.L., to a consortium of buyers that includes Romania Cable Systems S.A. and Astral Telecom S.A. in a transaction that has resulted in net cash proceeds of $16.0 million. The Company recognized a gain of $5.8 million on the disposition, which was recorded in discontinued components in the three months ended March 31, 2004.

Sun TV

     On November 12, 2003, the Company sold its interest in the Moldovan cable television company Sun TV and Sun Constructie S.R.L., a Moldovan trading company to Lekert Management, Ltd., a company organized under the laws of British Virgin Islands for cash consideration of $2.1 million. Lekert Management, Ltd. is an affiliate of Neocom S.R.L., which owned 35% of Sun TV prior to the transaction. The Company recorded a charge to earnings in the third quarter of 2003 in the amount of $0.4 million to reflect its investment in Sun TV and Sun Constructie at the lower of cost or fair value less cost to sell. The impairment charge was included in the results of discontinued components.

Technocom

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

     The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in a gain of $2.8 million on the disposition, which was recorded in the three months ended June 30, 2003. Such gain was included in the results of discontinued components.

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

     The Company recorded a gain related to this transaction of approximately $31.6 million in the year ended December 31, 2003, which is comprised of a $24.6 million gain related to the early extinguishment of the exchanged Senior Notes and a $7.0 million gain on the transfer of the Company’s interests in the Radio Businesses. Such gain on early debt extinguishment was adjusted to $24.6 million in the third quarter of 2003, due to a favorable adjustment of $0.5 million to professional fees previously accrued. The gain on early extinguishment was reflected in the Company’s income from continuing operations in the three months ended June 30, 2003, while the gain on sale of the Company’s interests in the Radio Businesses was reflected in the income from operations of discontinued components in the three months ended June 30, 2003.

Other

     The Company recognized a gain of $0.5 million related to the settlement of remaining severance obligations and other liabilities of discontinued components in 2004.

     The Company recognized income of $0.5 million in discontinued components in 2003 related to the cumulative effect of a change in accounting principle (see Note 2, “Summary of Significant Accounting Policies — Accounting Change”).

Operating Results

     The combined operating results of the discontinued radio businesses are as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Revenues	$3,226	$2,548
Operating loss	(1,184)	(1,297)
Net loss	$(1,297)	$(1,192)

     The combined operating results of discontinued cable television businesses are as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Revenues	$2,080	$2,937
Operating income (loss)	387	(280)
Net income (loss)	$382	$(527)

     The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Cash and cash equivalents	$902	$1,402
Other receivable	1,064	1,064
Other current assets	2,803	3,093

Current assets	$4,769	$5,559

Goodwill	$1,863	$8,748
Property, plant and equipment, net	1,588	5,647
Intangible assets, net	4,306	4,977
Other noncurrent assets	691	713

Noncurrent assets	$8,448	$20,085

Accounts payable	$1,614	$2,766
Accrued expenses	3,102	3,445

Current liabilities	$4,716	$6,211

Long-term liabilities	$310	$376

     The balance sheet as of March 31, 2004 excludes those ventures disposed of during the three months ended March 31, 2004 as previously disclosed.

4. Investments in and advances to business ventures

Credit Agreements with Business Ventures

     Advances are made to business ventures in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures’ available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures, including those classified as discontinued components, to provide up to $17.5 million in funding of which $6.0 million in funding obligations remain at March 31, 2004. The Company’s funding commitments are contingent on its approval of the respective business ventures’ business plans. Due to dispositions of business ventures during the year ended December 31, 2003, interest accruals and limited funding by the Company, partially offset by credit agreement repayments, such commitment has been significantly reduced from March 31, 2003 to March 31, 2004. In addition, Magticom repaid its obligation in first quarter of 2003 and such credit agreement was subsequently terminated.

     The following table summarizes the credit agreement activity for the three months ended March 31, 2004 and 2003 (in thousands):

	Total Contract Amount		Total Available Credit
	Three months ended		Three months ended
	March 31,		March 31,
	2004	2003	2004	2003
Balance at January 1, 2004 and 2003, respectively	$29,929	$103,963	$6,251	$18,388
Reductions due to dispositions of businesses	(12,450)	(4,000)	—	(1,429)
Reductions due to termination of agreements, net of increases in agreements	—	(1,900)	(284)	(54)
Increase due to payments received and forgiveness of debt, net of advances given and interest accrued	—	—	30	8,960

Balance at March 31, 2004 and 2003, respectively	$17,479	$98,063	$5,997	$25,865

Investments in and Advances to Business Ventures

     As of March 31, 2004 and December 31, 2003, the Company’s investment in and advances to business ventures line item included within the Company’s consolidated balance sheet reflects only the Company’s 49% equity investment in Magticom through Telcell Wireless, LLC (“Telcell”), a 70.41% owned subsidiary holding company for which the Company follows the consolidation method of accounting. The Company’s effective ownership of Magticom is 34.5%.

     The components of the Company’s investments in and advances to business ventures are as follows (in thousands):

	March 31, 2004	December 31, 2003
Equity in net assets acquired	$2,450	$2,450
Accumulated income recognized	39,342	35,172
Accumulated dividends received	(5,172)	(1,361)
Equity portion of cumulative translation adjustment	(253)	(1,554)

Total investments in and advances to business ventures	$36,367	$34,707

Changes in the Investments in and Advances to Business Ventures

     The changes in the investments in and advances to business ventures are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Balance, at beginning of period	$34,707	$30,720
Dividends received	(3,811)	—
Cash repayments and other	—	(11,101)
Equity ownership in income	4,170	1,951
Cumulative effect adjustment on income for lag period	—	3,248
Equity portion of cumulative translation adjustment	1,301	—

Balance, at end of period	$36,367	$24,818

Combined Information of Unconsolidated Business Ventures

     Certain cable and telephony business ventures in which the Company disposed of its interests in were accounted for using the equity method of accounting. Such ventures principally include:

Fixed Telephony businesses	Date of Disposition
• Comstar	April 24, 2003
• MTR Svyaz	June 25, 2003
• Teleport-TP	June 25, 2003

Wireless Telephony businesses
• Tyumenruskom	September 24, 2003

Cable Television businesses
• Baltcom TV	August 1, 2003
• Kosmos TV	April 24, 2003
• Teleplus	November 21, 2003
• Cosmos TV	March 26, 2004

     Comstar and Kosmos TV were disposed as a part of the Adamant transaction while MTR Svyaz and Teleport TP were disposed as a part of the Technocom transaction. The remaining transactions are as follows:

Cosmos TV Transaction

     On March 26, 2004, the Company announced that it has completed the sale of its interests in various cable ventures, including Cosmos TV (“Cosmos”), to Star Broadband Limited, a British Virgin Islands company, which is controlled by Dominic Reed, former General Director of the Company’s cable business group, for approximately $0.7 million. As of December 31, 2003, the Company had presented its investment in Cosmos as “Business ventures held for sale” in noncurrent assets.

     The results of Cosmos are required to be presented in the Statement of Operations of the Company as continuing operations and have been included in the “Equity in income (losses) of unconsolidated investees.”

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

Financial Information

     The following tables represent summary financial information for the Company’s operating unconsolidated business ventures, including those disposed, up to the date of disposition, being grouped as indicated for the three months ended March 31, 2004 and 2003. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended March 31, 2004
	Wireless	Cable
	Telephony	Television	Total
Revenues	$20,851	$665	$21,516
Cost of services	2,766	111	2,877
Selling, general and administrative	2,544	278	2,822
Depreciation and amortization	3,855	98	3,953

Operating income	11,686	178	11,864
Interest and other expense, net	(495)	(57)	(552)
Income tax expense	(2,680)	—	(2,680)

Net income	$8,511	$121	$8,632

Capital expenditures	$2,518	$261	$2,779

Equity in income of unconsolidated investees	$4,170	$—	$4,170

	Three months ended March 31, 2003
	Fixed	Wireless	Cable
	Telephony	Telephony	Television	Total
Revenues	$20,613	$15,387	$4,725	$40,725
Cost of services	9,831	2,308	970	13,109
Selling, general and administrative	5,895	1,744	2,604	10,243
Depreciation and amortization	3,898	3,574	1,367	8,839

Operating income (loss)	989	7,761	(216)	8,534
Interest and other income (expense), net	(914)	(1,495)	1,234	(1,175)
Income tax expense	(990)	(2,208)	(40)	(3,238)

Net (loss) income	$(915)	$4,058	$978	$4,121

Capital expenditures	$383	$1,753	$442	$2,578

Equity in (losses) income of unconsolidated investees	$(394)	$2,111	$1,275	$2,992

     The summarized consolidated balance sheets of Magticom as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

Balance Sheets
	March 31,	December 31,
	2004	2003
Assets:
Cash	$17,662	$17,858
Accounts receivable, net	2,425	1,303
Other current assets	1,046	771
Property and equipment, net	55,395	54,351
Other long-lived assets	3,738	4,245

Total assets	$80,266	$78,528

Liabilities and Business Venture’s Equity:
Accounts payable	$873	$696
Accrued expenses and other liabilities	22,794	9,065

	23,667	9,761
Accumulated other comprehensive loss	(516)	(3,170)
Common stock and retained earnings	57,115	71,937

Business ventures’ equity	56,599	68,767

Total liabilities and business ventures’ equity	$80,266	$78,528

     Cosmos is excluded at December 31, 2003 as such venture was presented as “Business Ventures Held for Sale.”

5. Long-term Debt

10½% Senior Notes

     In September 1999, the Company entered into a trust agreement to issue the Senior Notes in the face amount of $210.6 million. The Senior Notes are unsecured but rank senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are not subject to sinking fund requirements and are redeemable at the Company’s option at any time. The principal is due, in its entirety, in September 2007. The Notes bear interest at a rate of 10½% per annum, payable semiannually.

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

6. Stockholders’ Equity

Preferred Stock

     There are 70.0 million authorized shares of Preferred Stock of which 4.1 million shares have been designated as 71/4 cumulative convertible Preferred Stock with a liquidation preference of $50.00 per share, all of which were outstanding as of March 31, 2004 and December 31, 2003.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company’s common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending March 31, 2005 will be $19.1 million, inclusive of the effects of compounding and assuming no payments of the dividends.

     Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of March 31, 2004, total dividends in arrears are $50.4 million.

     The Preferred Stock is redeemable at any time, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of March 31, 2004, the Company has not redeemed any of the Preferred Stock. The Preferred Stock is not subject to any sinking fund provisions.

     Except as described in this paragraph, the Preferred Stock is convertible at any time at the option of the holders into shares of common stock of the Company. The rate used to determine the number of shares of common stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00. As of March 31, 2004, no shares of Preferred Stock have been converted into shares of common stock. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, before any payment or distribution is made to the holders of common stock or other class of stock subordinated to the Preferred Stock. The holders of the Preferred Stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the Preferred Stock are entitled in the event the liquidation preference cannot be paid in full.

     The holders of the Preferred Stock have no voting rights. According to the terms of the Preferred Stock, if the Company does not make six consecutive dividend payments and thereafter receives a written request from the holders of 25% of the voting power of the outstanding Preferred Stock, then the Company is obligated to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors, except that no special meeting may be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the Company’s stockholders. Beginning in late 2003 and continuing into 2004, the Company has had discussions with several holders of the Company’s Preferred Stock regarding the Preferred Stockholders’ right to elect two new directors to the Company’s Board of Directors. These discussions have recently resulted in a tentative agreement, which is expected to be finalized shortly, to appoint two individuals identified by certain holders of the Preferred Stock to the Company’s Board of Directors for terms that end at the Company’s next annual meeting of stockholders. It is presently expected that, at that time, such individuals will, in accordance with the terms of the Preferred Stock, stand for election by a vote of the holders of the Preferred Stock. The Company believes that this agreement is advantageous to the Company because it eliminates the need to hold a special meeting, which would be both time consuming and expensive.

7. Employee Benefit Plans

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

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in December 2003 and introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The Company’s Postretirement Medical Benefit Plan does provide for such prescription-drug benefits. The Company has deferred recognition of the accounting for the economic effects of the Medicare Act, as the Company has not yet completed its computations to determine if the benefits are actuarially equivalent to Medicare Part D as permitted by FASB Staff Position 106-2. Accordingly, the accumulated benefit obligation or net periodic postretirement benefit cost do not reflect any amount associated with the subsidy.

     Our policy is to contribute annually, at minimum, amounts required by applicable laws and regulations. However, we may from time to time make contributions beyond those legally required. The Company expects to contribute $1.1 million to the defined benefit plans and $0.4 million to other benefit plans during 2004.

Components of net periodic benefit costs are as follows (in thousands):

	Defined Pension Benefits		Other Benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2004	2003	2004	2003
Interest cost on benefit obligations	$279	$283	$55	$58
Expected return on plan assets	(276)	(246)	—	—
Recognized net actuarial loss	54	69	12	11
Amortization of transition costs	(21)	(21)	—	—

Total	$36	$85	$67	$69

8. Earnings Per Share of Common Stock

     Basic earnings per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the three months ended March 31, 2004, and 2003. For the three months ended March 31, 2004 and 2003, 21.2 million and 22.6 million shares, respectively, attributable to the common stock equivalents were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net income (loss) in the computation of EPS.

9. Business Segment Data

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

     Consolidated fixed telephony is comprised of PeterStar. On October 1, 2003, PeterStar acquired the ownership rights of Baltic Communications Ltd. (“BCL”) and prior to such date, BCL was an indirect wholly owned subsidiary of the Company.

     Unconsolidated wireless telephony is principally comprised of Magticom.

     Consolidated cable television is comprised of Ayety TV.

     In addition to these segments, the Company has other operating activities which are considered discontinued components (See Note 3 – “Discontinued Business Components”). Further, the Company had other unconsolidated activities which were disposed of during 2004 and 2003 (See Note 4 – “Investments in and advances to business ventures”).

     The Company’s segment information is set forth for the three months ended March 31, 2004 and 2003 in the following tables (in thousands):

	Three months ended March 31, 2004
				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated
Revenues	$17,900	$—	$663	$—	$18,563
Cost of services	5,982	—	22	—	6,004
Selling, general and administrative	3,662	—	550	3,457	7,669
Depreciation and amortization	5,564	—	103	18	5,685

Operating income (loss)	$2,692	$—	$(12)	$(3,475)	$(795)

Equity in income of unconsolidated investees	$—	$4,170	$—	$—	$4,170

	Three months ended March 31, 2003
				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated
Revenues	$15,950	$—	$704	$—	$16,654
Cost of services	4,962	—	17	—	4,979
Selling, general and administrative	3,661	—	518	9,914	14,093
Depreciation and amortization	4,870	—	75	98	5,043

Operating income (loss)	$2,457	$—	$94	$(10,012)	(7,461)

Equity in (losses) income of unconsolidated investees	$(394)	$2,111	$1,275	$—	$2,992

     Information about the Company’s continuing operations by geographic location for the three months ended March 31, 2004 and 2003 and assets as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	Revenues		Assets
	March 31,	March 31,	March 31,	December 31,
	2004	2003	2004	2003
Russia	$17,900	$15,950	136,406	$127,033
Georgia	663	704	36,871	35,669

	$18,563	$16,654	$173,277	$162,702

     The Company has cash, other assets and minimal fixed assets at its corporate headquarters in the United States.

10. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

     The total allowance for doubtful accounts at March 31, 2004 and December 31, 2003 was $2.1 million and $2.0 million, respectively.

Intangible Assets

     Intangible assets, other than goodwill, at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net Book Value	Cost	Amortization	Net Book Value
Licenses	$37,755	$(32,885)	$4,870	$36,755	$(30,235)	$6,520
Other intangibles	161	(134)	27	138	(130)	8
Assets not subject to amortization:
Numbering capacity	1,347	—	1,347	1,325	—	1,325

	$39,263	$(33,019)	$6,244	$38,218	$(30,365)	$7,853

     Estimated amortization expense is expected to be $4.9 million in 2004 and insignificant thereafter.

     The change in the carrying value of goodwill and other indefinite life intangibles of $0.8 million from December 31, 2003 to March 31, 2004 is principally due to foreign currency fluctuations during the period.

Accrued Expenses

     Accrued expenses at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

	2004	2003
Accrued professional fees	$4,398	$5,574
Self-insurance reserves	2,995	3,149
Deferred revenue	3,101	2,874
Accrued franchise and other taxes	2,777	3,322
Accrued pension and personnel costs	2,240	2,802
Accrued interest	—	3,991
Other accrued expenses	3,474	3,205

	$18,985	$24,917

Other Long-Term Liabilities

     Other long-term liabilities at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

	2004	2003
Pensions	6,027	$6,204
Deferred revenue	1,183	1,428

	$7,210	$7,632

Supplemental Disclosure of Cash Flow Information

     Supplemental disclosure of cash flow information for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Cash paid during the three months for:
Interest	$8,075	$152

Taxes	$1,551	$885

11. Commitments and Contingencies

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

Escrowed Severance

     As a condition of the settlement for the disposal of Snapper’s assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $1.0 million as of December 31, 2003. During the three months ended March 31, 2004, the Company settled the remaining severance obligations with the former employees at a discount, which resulted in the Company receiving $0.3 million of excess escrowed cash from the escrow agent.

Litigation

     On March 31, 2003, Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. In November 2002, the Company disposed of all assets and most liabilities of Snapper, Inc. but retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell expired on July 14, 2003. In light of Mr. Campbell’s death, his complaint has been amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell’s estate has been substituted as the plaintiff in this action. Also named as a defendant in this case is Briggs & Stratton, the Company that manufactured the engine of the lawnmower. Discovery is ongoing in this case. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations. The Company has historically self-insured itself for product liability related claims; however, the Company does have stop-loss coverage for settlement damages in excess of $3.0 million. The stop-loss coverage does not apply to any legal fees that the Company may incur to defend itself.

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

     The Company is involved in other various legal and regulatory proceedings. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any of these known, pending or threatened legal proceedings will not have a material effect on the Company’s consolidated financial position and results of operations, except as noted above.

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

          Furthermore, nothing presented in the unsupported allegations of improper or illegal conduct of Company personnel has prompted the Company to amend or alter the report that it made to the United States Justice Department and the Securities and Exchange Commission in the first quarter of 2003 regarding possible violations of foreign and United States laws, including the FCPA. As a matter of prudence and to ensure the claims of these Georgian individuals were properly considered, the Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into both the Company’s obligations under the contracts referred to above and the unspecified allegations of possible improper or illegal conduct referenced above, as well to investigate the existence of other contractual obligations that the Company or its subsidiaries may have with regard to the Company’s Georgian business ventures. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation has not uncovered any specific factual support for the allegations regarding alleged improper or illegal conduct, nor has it uncovered any other contractual obligations that the Company or its subsidiaries may have with respect to their Georgian business ventures. As previously disclosed, the Company has settled the contractual dispute with one of the Georgian individuals by entering into a settlement agreement with him. Due to the relatively low current fair value of the business subject to the contract with the second Georgian individual and in view of the unspecific and unsupported nature of the individuals’ allegations, the Company believes that the inquiry will not result in any material adverse effect on the Company’s business, financial condition or results of operations.

12. Related Party Transactions

      Effective January 1, 2002, Metromedia Company, the Company’s largest shareholder, provided certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement (the “CSA”). For the three months ended March 31, 2004 and 2003, the Company paid Metromedia Company consulting fees of $0.1 million pursuant to the CSA. A significant portion of the consulting fees paid to Metromedia Company in the first quarter of 2004 and 2003 is principally related to tax consulting related services with the remainder for executive managerial, legal and other services. The Company anticipates future payments to Metromedia Company will be principally related to executive managerial services, since Metromedia Company is no longer providing significant tax consulting services to the Company.

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

13. Acquisition

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

   PeterStar has entered into several share purchase agreements which in the aggregate will allow it to acquire 80% of the shares of PGTS and 100% of the shares of Pskovinterkom, a smaller local exchange carrier in Pskov and a sister company of PGTS. PeterStar is currently anticipating that the share purchase transactions will be completed in the second quarter of 2004. As part of the transaction, PeterStar has extended to PGTS a secured loan of $2.6 million, which is included in “Other assets” on the consolidated balance sheet as of March 31, 2004. The full consideration for this transaction will be financed directly by PeterStar. In addition, on April 27, 2004, PeterStar completed the acquisition of the 80% of the shares of PGTS and 89% of the shares of Pskovinterkom for an estimated purchase price of $1.5 million, subject to additional due diligence. PeterStar expects to purchase the remaining 11% of the shares of Pskovinterkom after receipt of regulatory approval.

14. Subsequent Events

Magticom Activity

      On February 20, 2004, Dr. George Jokhtaberidze, co-founder and majority owner of Magticom and son-in-law of former Georgian president Shevardnadze, was detained in the Republic of Georgia without any charges having been filed against him. As reported by various media sources, Dr. Jokhtaberidze was being held in connection with the continuing investigation of various tax-related matters. On April 26, 2004, the Georgian Government investigations into past business and tax payment practices of Magticom were completed with no adverse findings. In addition, the prosecution by the Georgian Government of Dr. Jokhtaberidze was dropped without finding any wrong-doing and Dr. Jokhtaberidze was released from the investigative detention on April 26, 2004. The Company believes that no further investigations or prosecutions of Magticom, Magticom personnel or Dr. Jokhtaberidze with respect to past business or tax payment practices will be undertaken by the Georgian Government.

      The Company’s interest in Magticom is held through Telcell, a joint venture with Western Wireless Corporation. The Company owns 70.41% of the outstanding equity interests of Telcell through its wholly-owned subsidiary, International Telecell Cellular, Inc. (“ITC”).

      On April 23, 2004, Magticom issued a dividend of $15.6 million. Telcell, which is entitled to $6.9 million of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze has assigned to Telcell his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. Magticom expects to declare and pay dividends during the remainder of 2004 in an amount necessary to make this repayment. However, as described more fully below, the expectation is that this loan will be repaid during the second quarter of 2004 or promptly thereafter, as part of a business transaction with Dr. Jokhtaberidze.

      The Company, the equity holders of Telcell, and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. The Company will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, the Company will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. A portion of Dr. Jokhtaberidze’s cash proceeds from these transactions will be used to repay the aforementioned loan, with $4.8 million of this repayment being distributed to the Company in consequence of its current 70.41% ownership interest in Telcell. The parties anticipate that all transactions contemplated in the memorandum of understanding will be concluded by end of second quarter 2004 or promptly thereafter.

      On May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (the “MOU”) providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest from ITC in Magticom after completion of the restructuring of Dr. George Jokhtaberidze’s ownership interest in Magticom as discussed above.

      The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities, as defined in the MOU (a “Qualified Holder”), provided that the transfer of the Option to a Qualified Holder which directly or indirectly owns or controls or is controlled by or is under common control with any telecommunications business in the Republic of Georgia is subject to approval by ITC at its sole discretion. Furthermore, no Qualified Holder is permitted to transfer the Option. The exercise price of the Option is based on a formula that is calculated by using twenty percent of the product of Magticom’s earnings before income taxes, depreciation and amortization (“EBITDA”) for the four most recently ended fiscal quarters prior to the date of the exercise of the Option multiplied by 2.5. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years. The Option will have a limited exercise period of 12 months from the date of issuance.

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

Radio Skonto Transaction

      On April 28, 2004, the Company sold its 55% interest in Radio Skonto (“Skonto”) to A/S Multibanka, a stock company registered in Latvia already owning 10% of Skonto. In addition, the Company assigned its right to collect from Skonto unpaid management fees to A/S Multibanka or A/S Multibanka’s designee. Total consideration for the ownership rights and assigned receivable was $0.5 million. The Company anticipates recording a gain of $0.3 million in discontinued components in the three months ended June 30, 2004.

Commercial Dispute

      The Company is in a commercial dispute with its partner in Ayety T.V., Mtatsminda Ltd. (“Mtatsminda”). Mtatsminda holds 15% of the outstanding interests in Ayety TV and the Company holds the remaining 85% of the outstanding interests. On June 2,

2004, Mtatsminda sent a letter to the Company in which it addressed four issues. First, Mtatsminda requested that the Company cause Ayety TV to renegotiate the terms pursuant to which Ayety TV is using 11 broadcast frequencies, which belong to Mtatsminda. Second, Mtatsminda alleges that the Company has an obligation to pay property taxes on the buildings owned by an affiliate of the Company in Tbilisi and that the Company has failed to meet this obligation. Third, Mtatsminda disputes the amount of certain loans made by the Company to Ayety TV. Fourth, Mtatsminda alleges that the Company may have violated laws against bribery of foreign officials and possibly engaged in other improper or illegal conduct.

     With respect to the broadcast frequencies, Ayety TV has been using the 11 frequencies under an agreement with Mtatsminda, which recently expired. Ayety TV is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company is currently investigating this allegation and has retained outside legal counsel to assist it. The Company believes that the amount of tax due, if any, is relatively low and it has been advised by outside legal counsel that the risk of a tax assessment is remote. Further, the Company believes that the allegations related to the amount of the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.

     The Company believes that the fourth allegation is substantially similar to those raised previously by certain Georgian individuals and described in Note 11, “Commitments and Contingencies — Georgian Matters.” The Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into the allegations of possible improper or illegal conduct made by the Georgian individuals. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation did not uncover any specific factual support for the allegations regarding violations of laws against bribery of foreign officials, including the Foreign Corrupt Practices Act, or other alleged improper or illegal conduct. The Audit Committee of the Company’s Board of Directors has reviewed the letter sent by Mtatsminda and believes that the allegations made with respect to violations of laws and other improper or illegal conduct are substantially similar to those previously investigated by the Company’s outside counsel. For this reason, the Audit Committee has determined not to re-open the investigation.

Preferred Dividend

     During the second quarter of 2004, the Company’s Board of Directors elected to not declare a dividend on its Preferred Stock for the quarterly dividend period ended on June 15, 2004.

MAGTICOM LIMITED

CONDENSED STATEMENTS OF INCOME
(in thousands of US Dollars)
(unaudited)

	Three months ended March 31,
	2004	2003
Operating revenues:
Service revenues	$16,328	$11,118
Interconnect and other revenues	4,523	3,253

Total operating revenues	20,851	14,371

Operating expenses:
Cost of services and connection costs	2,766	2,088
Selling, general and administrative	2,544	1,513
Depreciation and amortization	3,855	3,176

Operating income	11,686	7,594
Other income and expenses:
Interest income	160	80
Other income (expense)	104	(519)
Foreign currency loss	(759)	(49)

Income before income taxes	11,191	7,106
Income taxes	2,680	2,179

Net income	$8,511	$4,927

See accompanying notes to financial statements.

MAGTICOM LIMITED

CONDENSED BALANCE SHEETS
(in thousands of US Dollars)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$17,662	$17,858
Accounts receivable, net	2,425	1,303
Inventory	105	117
Prepaid expenses and other current assets	941	654

Total current assets	21,133	19,932
Property, plant and equipment, net	55,395	54,351
Other assets	3,738	4,245

Total assets	$80,266	$78,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$873	$696
Accrued and other current liabilities	3,679	4,981
Dividends payable	15,555	—
Customer deposits and unearned revenue	3,560	4,084

Total current liabilities	23,667	9,761
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	3,064	3,064
Paid-in surplus	2,446	2,446
Retained earnings	51,605	66,427
Accumulated other comprehensive loss	(516)	(3,170)

Total stockholders’ equity	56,599	68,767

Total liabilities and stockholders’ equity	$80,266	$78,528

See accompanying notes to financial statements.

MAGTICOM LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of US Dollars)
(unaudited)

	Three months ended March 31
	2004	2003
Operating activities:
Income from continuing operations	$8,511	$4,927
Items not requiring cash outlays:
Depreciation and amortization	3,855	3,176
Provision for doubtful accounts	11	(313)
Loss from disposition of equipment	—	540
Other	860	529
Changes in:
Accounts receivable	(1,133)	35
Inventories	12	(162)
Accounts payable	177	20
Other assets and liabilities	(2,193)	(465)

Cash provided by operating activities	10,100	8,287
Cash used in investing activities – Additions to property, plant and equipment and other	(2,518)	(2,905)
Financing activities:
Dividends paid	(7,778)	—
Payments on loans payable to shareholder	—	(10,926)

Cash used in financing activities	(7,778)	(10,926)

Net decrease in cash and cash equivalents	(196)	(5,544)
Cash and cash equivalents at beginning of period	17,858	7,489

Cash and cash equivalents at end of period	$17,662	$1,945

See accompanying notes to financial statements.

MAGTICOM LIMITED

Condensed Statements of Stockholders’ Equity and Comprehensive (Loss) Income
(in thousands of US Dollars, except share data)
(unaudited)

	Common Stock
					Accumulated
	Number				Other		Total
	of		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Income	Equity
Balances at January 1, 2003	1,000	$3,064	$2,446	$38,098	$—		$43,608
Net income and comprehensive income	—	—	—	4,927	—	$4,927	4,927

Balances at March 31, 2003	1,000	$3,064	$2,446	$43,025	$—		$48,535

Balances at January 1, 2004	1,000	$3,064	$2,446	$66,427	$(3,170)		$68,767
Net income	—	—	—	8,511	—	$8,511	8,511
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	2,654	2,654	2,654

Total comprehensive income						$11,165

Dividends	—	—	—	(23,333)	—		(23,333)

Balances at March 31, 2004	1,000	$3,064	$2,446	$51,605	$(516)		$56,599

See accompanying notes to financial statements.

Magticom Limited

Notes to Unaudited Condensed Financial Statements

1. Description of Business and Basis of Presentation

Description of the Business

     Magticom Limited (the “Company”) owns and operates a Global System for Mobile (“GSM”) telephone network in the Republic of Georgia, a member of the Commonwealth of Independent States (“CIS”). The Company sells GSM services to individuals and businesses in Georgia. The Company launched commercial service on September 22, 1997.

     The Company was formed on February 12, 1996 as a limited liability company. The Company’s shareholders are Dr. George Jokhtaberidze, a Georgian citizen, who owns 51% and TelCell Wireless L.L.C. (“Telcell”), a company incorporated in the United States, which owns a 49% interest. Metromedia International Group, Inc. indirectly owns 70.41% of Telcell with the remaining 29.59% ownership interest being indirectly owned by Western Wireless International, Inc.

Basis of Presentation

     The accompanying interim condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Metromedia International Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

2. Summary of Significant Accounting Policies

Foreign Currency Translation

     The currency of the Republic of Georgia is the Georgian Lari (“GEL”). The GEL is not a convertible currency outside the Republic of Georgia and, accordingly, any conversion of GEL amounts to U.S. dollars should not be construed as a representation that GEL amounts could be in the future converted into U.S. dollars at the exchange rate shown, or at any other exchange rate.

     Until March 31, 2003, the Company’s measurement currency was the US Dollar, because it reflected the economic substance of the underlying events and circumstances of the Company. On April 1, 2003, the Company determined that the repayment of all loans, which were US Dollar denominated, required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the US Dollar to the Georgian Lari. Consequently, at April 1, 2003, the historical bases of the Company’s non-monetary assets were translated to US Dollars using the exchange rate in effect as of that date, except for the historical base of the Company’s non-monetary assets that were acquired before January 1, 1999, which were set using the exchange rate in effect as of January 1, 1999, because as at that date the GEL ceased to be highly inflationary. The translation of the non-monetary assets using the GEL as functional currency for the period from January 1, 1999 to April 1, 2003 resulted in a decrease in property, plant and equipment of $3,367,000 and an addition of $850,000 to deferred taxes resulting from the temporary differences between the historical bases and the tax bases of the non-monetary assets, which were recorded as a cumulative translation adjustment in equity. The U.S. dollar remains the Company’s reporting currency.

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

Nonmonetary Transactions

     The Company has certain interconnect arrangements with other mobile telephone providers in the Republic of Georgia for which neither revenues nor costs are reflected in the financial statements of the Company. The Company entered into such arrangements such that it may terminate traffic on other provider’s networks at no cost, while allowing such providers to terminate their traffic on the Company’s excess capacity. Such interconnect arrangements have not been reflected in the financial statements as neither the fair value of the Company’s capacity nor the other provider’s capacity is readily determinable within a reasonable limit. Such agreements are such that neither party is entitled to cash unless certain thresholds are met, which may result in the Company recognizing the incremental costs or revenues dependent upon volumes of traffic. Through March 31, 2004, the Company had not recognized any costs or revenues under these arrangements.

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

3. Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Telecommunications equipment	$96,486	$93,233
Buildings and leasehold improvements	3,906	2,225
Office equipment, furniture and software	1,294	962
Computer equipment	377	352
Vehicles	792	717

	102,855	97,489
Accumulated depreciation and amortization	(53,960)	(48,480)
Assets under construction	6,500	5,342

	$55,395	$54,351

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

     In the three months ended December 31, 2002, TelCell Wireless agreed to forgive the interest payable on the interest-bearing note, subject to all shareholder loans being repaid by February 28, 2003. Accordingly, the Company recognized $3,120,000 of forgiven interest, net of income taxes of $674,000, as additional paid-in surplus in the three months ended December 31, 2002.

5. Common Stock

     On February 17, 2004, the Company declared dividends to its shareholders totaling $23,333,000 ($23,333 per share) of which, $7,778,000 was paid on February 27, 2004 and the balance as more fully described in Note 8, on April 23, 2004.

6. Commitments and Contingencies

Concentration of Cash Balances

     The Company has on deposit the majority of its available cash with two Georgian banks, of which one held $14,031,000 and the other $3,157,000 as of March 31, 2004.

Risks Associated with the Republic of Georgia

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

     Events in the Republic of Georgia arising from widespread discontent over prior public elections, including the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili, have significantly increased the level of political uncertainty. This condition, which is expected to extend into the foreseeable future, increases the level of economic and legal risks that the Company faces with respect to its operations. Present conditions in Georgia significantly increase the possibility of general economic distress, civil unrest, terrorism and a collapse of consumer confidence in Georgia, each of which could have a material adverse effect on the Company’s operations.

     The Georgian Tax Inspectorate has performed a review of certain interconnect arrangements that the Company has with other telecommunications businesses within the Republic of Georgia to determine whether the Company complied with Georgian tax regulations. In addition, at the request of the Prosecutor General’s Office of the Republic of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia (the “Representatives of the New Georgian Government”) has completed an additional review of interconnect arrangements to determine whether the Company has complied with Georgian tax regulations. The Prosecutor General has publicly stated that Magticom will not be the only telecommunications business in the Republic of Georgia whose interconnect arrangements will be reviewed for compliance with Georgian tax regulations.

     On February 20, 2004, Dr. George Jokhtaberidze, co-founder and majority owner of Magticom and son-in-law of former Georgian president Shevardnadze, was detained in the Republic of Georgia without any charges having been filed against him. As reported by various media sources, Dr. Jokhtaberidze was being held in connection with continuing investigation of various tax-related matters. As more fully described in Note 8, on April 26, 2004, the Georgian Government investigations into past business and tax payment practices of Magticom were completed with no adverse findings. In addition, the prosecution by the Georgian Government of Dr. Jokhtaberidze was dropped without finding any wrong-doing and Dr. Jokhtaberidze was released from the investigative detention on April 26, 2004.

7. Related Party Transactions

     NeoStudia is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the three-month periods ended March 31, 2003, the Company incurred $147,000 in relation to advertising work and services from NeoStudia. The Company incurred no such fees in 2004.

     MagtiWin is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the three-month periods ended March 31, 2004 and 2003, the Company incurred $33,000 and $15,000, respectively, in relation to remodeling costs of the Company’s main offices in Tbilisi.

     Telecom Georgia provides long distance, inter-CIS and local interconnect telephone services to the Company. For the three-month periods ended March 31, 2004 and 2003, the Company incurred interconnection expenses of $456,000 and $497,000, respectively. Telecom Georgia is 30% owned by International TelCell Inc., which is also an indirect majority shareholder of TelCell Wireless LLC. Also, the interconnect agreements provide a source of revenue for the Company, which amounted to $579,000 and $783,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

8. Subsequent Events

     On April 23, 2004, Magticom paid a dividend of $15,555,000. Telcell, which is entitled to $6,860,000 of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze has assigned to Telcell his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. Magticom expects to declare and pay dividends during the remainder of 2004 in an amount necessary to make this repayment. However, as described more fully below, the expectation is that this loan will be repaid during the second quarter of 2004 or promptly thereafter, as part of a business transaction with Dr. Jokhtaberidze.

     International Telcell Cellular, Inc. (“ITC”), a wholly owned subsidiary of Metromedia International Group, Inc. (“MIG”) is the managing member of Telcell. MIG, Telcell’s other member and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. MIG will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, MIG will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. A portion of Dr. Jokhtaberidze’s cash proceeds from these transactions will be used to repay the aforementioned loan, with $4,830,000 of this repayment being distributed to MIG in consequence of its current 70.41% ownership interest in Telcell. The parties anticipate that all transactions contemplated in the memorandum of understanding will be concluded by end of second quarter 2004 or promptly thereafter.

     The previously announced Georgian Government investigations into past business and tax payment practices of Magticom have been completed with no adverse findings. The previously announced prosecution by the Georgian Government of Dr. Jokhtaberidze has been dropped without finding any wrong-doing and Dr. Jokhtaberidze has been released from the investigative detention in which he had been held since February 20, 2004. The Company believes that no further investigations or prosecutions of Magticom, Magticom personnel or Dr. Jokhtaberidze with respect to past business or tax payment practices will be undertaken by the Georgian Government.

     On May 2, 2004, ITC entered into a memorandum of understanding with the Georgian Government (the “MOU”) providing for issuance by ITC of an assignable option to purchase a 20% ownership interest in Magticom after completion of the restructuring discussed above. Pursuant to the MOU, ITC commits to issue an assignable option (the “Option”) to purchase a 20% ownership interest in Magticom from the direct 51% post-restructuring interest in Magticom that ITC will then own. If the Option is exercised, ITC will retain a 31% direct ownership in Magticom and a 34.5% indirect ownership in Magticom through Telcell.

     The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years. The Option will have a limited exercise period of 12 months from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

     Certain statements set forth below in this Form 10-Q constitute “Forward-looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” on page 51.

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

     The Restructuring of business interests and corporate operations has progressed substantially and will soon be fully completed. As of May 31, 2004, the Company’s remaining non-core media businesses held for sale consist of eighteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia and the Czech Republic and one cable television network in Lithuania. Sale of these remaining non-core businesses is expected during the first half of 2004 or promptly thereafter. The Company relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a significant reduction in its corporate personnel and office related expenditures. Further reductions in corporate overhead expenditures are expected to follow the final disposition of all non-core operations. The Company’s core telephony businesses are now:

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

     The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on repayments of principal and interest under its credit agreements with its business ventures and on payment of fees for services provided by the Company to certain of its business ventures, as well as on the earnings of its subsidiaries and equity investees and the distribution or other payment of these earnings to it to meet its obligations, including making distributions to its stockholders. The Company’s business ventures are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions cash balances of the business ventures cannot be readily accessed to meet the Company’s liquidity needs without the distribution of dividends, which require formal declarations to effect transfers to the Company. Furthermore, the dividend policy of Magticom must be approved by the Company’s partners and thus, is not under the Company’s exclusive control.

Liquidity Issues

     As of March 31, 2004 and May 31, 2004, the Company had approximately $32.3 million and $30.9 million, respectively, of unrestricted cash on hand. The $32.3 million of cash at March 31, 2004 reflects cash held at headquarters subsequent to the Company’s $8.0 million semi-annual interest payment, due on March 30, 2004, on its Senior Notes.

     In addition, as of March 31, 2004, the Company’s consolidated business ventures held $1.5 million of cash. Furthermore, as of March 31, 2004, the Company’s unconsolidated business venture had $17.7 million of cash on hand, $17.2 million of which is held in banks in the Republic of Georgia.

     The Company continues to actively pursue the sale of remaining non-core businesses to raise additional cash and has undertaken to maximize cash distributions from all of its business ventures. The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet on a timely basis its future corporate overhead requirements and interest payment obligations, associated with on the Senior Notes. However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in selling any additional non-core businesses or that these sales, if they occur, will raise sufficient cash to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

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

     The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Senior Notes

     In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its Senior Notes in exchange for PLD Telekom’s then outstanding senior notes and convertible subordinated notes. The Senior Notes accrue interest at the rate of 10 ½% per year, payable semi-annually in cash. On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company (“Adamant”), in which the Company conveyed its ownership interest in certain of its businesses in Russia in exchange for, among other things, approximately $58.6 million, face value, of the Company’s Senior Notes held by Adamant. With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.

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

     The Senior Notes are redeemable at the sole option of the Company only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption.

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

Convertible Preferred Stock

     As of March 31, 2004 there were 4.1 million shares of the Company’s 7¼% cumulative convertible preferred stock (the

“Preferred Stock”), par value $1.00. Each share has a liquidation preference of $50.00 plus accrued and unpaid dividends thereon.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof. The dividend requirement for the twelve months ending March 31, 2005 will be $19.1 million, including the effects of compounding and assuming there are no payments of the dividends.

     Through March 15, 2001, the Company paid its quarterly dividends on the Preferred Stock in cash. The Company has elected not to declare dividend for any quarterly dividend periods ending after June 15, 2001. As March 31, 2004, total dividends in arrears were $50.4 million.

     Except as described in this paragraph, the holders of the Preferred Stock have no voting rights. According to the terms of the Preferred Stock, if the Company does not make six consecutive dividend payments and thereafter receives a written request from the holders of 25% of the voting power of the outstanding Preferred Stock, then the Company is obligated to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors, except that no special meeting may be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the Company’s stockholders. Beginning in late 2003 and continuing into 2004, the Company has had discussions with several holders of the Company’s Preferred Stock regarding the Preferred Stockholders’ right to elect two new directors to the Company’s Board of Directors. These discussions have recently resulted in a tentative agreement, which is expected to be finalized shortly, to appoint two individuals identified by certain holders of the Preferred Stock to the Company’s Board of Directors for terms that end at the Company’s next annual meeting of stockholders. It is presently expected that, at that time, such individuals will, in accordance with the terms of the Preferred Stock, stand for election by a vote of the holders of the Preferred Stock. The Company believes that this agreement is advantageous to the Company because it eliminates the need to hold a special meeting, which would be both time consuming and expensive.

Business Venture Support and Corporate Overhead Costs

     In the years ended December 31, 2003 and 2002, the Company expended $30.4 million, and $28.7 million, respectively, on support of its subsidiary business ventures and corporate overheads. The Company provides business development, marketing and financial reporting services to its operating units. The principal components of the Company’s corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs (e.g., insurance and regulatory compliance costs).

     The Company anticipates that its 2004 corporate overhead expenses will be significantly lower than what it incurred in 2003; however, the amount of the reduction cannot be reasonably quantified at this time. However, the Company’s anticipates that its 2004 corporate cash outlays will include $15.8 million for interest payments on the Senior Notes and an estimated $10.0 million to $14.0 million to fund corporate operations and retire existing corporate obligations as they come due. For further discussions, see “Consolidated Results of Operations for the quarter ended March 31, 2004 compared to the Consolidated Results of Operations for the quarter ended March 31, 2003, Other Consolidated Results.”

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

     The funding obligations for the Benefit Plans are also dependent on investment returns, discount rates and actuarial assumptions, including mortality rates, inflation and retirement age. Based on present assumptions, we expect our 2004 cash funding for the Benefit Plans to be $1.5 million, as compared to $2.2 million and $0.9 million in 2003 and 2002, respectively. However, we review our assumptions regularly and the Company may make contributions beyond those that are currently anticipated. As of March 31, 2004, the Company had contributed $0.3 million of its estimated contributions.

     As of December 31, 2003, the unfunded status of the Benefit Plans was $7.7 million as compared with $9.2 million as of December 31, 2002. The improvement in the unfunded status from December 31, 2002 to December 31, 2003, is attributable to actual return on plan assets and employer contributions being in excess of benefits paid pursuant to these Benefit Plans.

     Credit Agreements. The Company has entered into credit agreements with its business ventures, including those classified as discontinued components, to provide up to $17.5 million in funding of which $6.0 million in funding obligations remain at March 31, 2004. The Company’s funding commitments are contingent on its approval of the respective business ventures’ business plans.

Capital Resources

     The Company’s capital expenditure program for the twelve months ended December 31, 2004 for its core businesses, inclusive of Magticom, is anticipated to approximate $25.4 million and the Company does not anticipate that corporate headquarters cash resources will be required to fund this program; that is, the Company believes that this amount will be funded by the cash reserves and operating cash flows of the respective business ventures.

     The Company currently anticipates that it will fund approximately $1.0 million into certain of its non-core media business ventures through the end of the first half of 2004 in order for them to meet their working capital requirements.

Discussion of Changes in Financial Position

     The Company’s current ratio, defined as total current assets divided by total current liabilities, improved to 1.8 from 1.2 as of March 31, 2004 and December 31, 2003, respectively. The improvement in the current ratio is a result of the net positive cash-flow influence due to the disposition of non-core media businesses during the first quarter of 2004, positive cash flows at PeterStar and the impact of cash dividends from Magticom in the period. The receipt of these proceeds has allowed the Company to continue to fund its operations to meet its current obligations on a timely basis while maintaining an overall positive current ratio. A summary of our cash flows from continuing operations is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Cash flows used in operating activities	$(8,180)	$(7,092)
Cash paid for the acquisition of property, plant and equipment	$(2,703)	$(2,144)
Cash (used in) provided by investing activities	$(822)	$7,236
Cash used in financing activities	$(1,393)	$(3,698)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Cash Flows from Operating Activities

     Cash used in operating activities for the three months ended March 31, 2004 was $8.2 million, an increase of $1.1 million from cash used in operating activities for the three months ended March 31, 2003. The additional use of cash in 2004 reflects an$11.2 million change in cash flows due to changes in operating assets and liabilities partially offset by the net impact of an improvement in cash flows of $8.9 million provided by the results from continuing operations and a $1.2 million change in non-cash items.

     The $ 11.2 million change in cash flows due to changes in operating assets and liabilities for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, is mainly due the timing of payments on accruals and payables in 2004 as compared to 2003, offset by the fact that cash was utilized in 2003 to prepay various professional firms in conjunction with the restructuring of the Company. The net change in cash used for accounts payable and accrued expenses was $16.8 million. Of this change, approximately $11.2 million is due to the payment of interest on the Company’s Senior Notes. The 2004 payment was made in March, whereas such amount was not paid prior to quarter end in 2003. In addition, other accruals and payables were paid on a more timely basis in the first quarter of 2004, which resulted in the increased use of cash period over period. In 2003, a significant portion of cash was used to prepay retainers and other fees in anticipation of sales of business and other restructuring activities. As a result, prepaids and other current assets were $3.6 million higher at March 31, 2003 as compared to March 31, 2004.

     Non-cash items increased by $1.2 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 principally due to an increased equity in earnings attributable to Magticom of $1.2 million offset by the cumulative effect of a change in accounting principle of $2.0 million in 2003.

Cash Flows from Investing Activities

     Cash used in investing activities for the three months ended March 31, 2004 was $0.8 million as compared to cash provided by investing activities of $7.2 million for the three months ended March 31, 2003. The period over period change is principally attributable to the distributions from equity ventures, primarily Magticom, which were $3.8 million in 2004 as compared to $12.0 million in 2003. The distribution from Magticom in 2003 represented a repayment in full of the outstanding credit line with the Company. In addition, PeterStar used on hand cash to extend a loan related to an acquisition and to purchase short-term investments, each of which were $2.6 million, in the three months ended March 31, 2004 and 2003, respectively.

     The Company expended $2.7 million and $2.1 million in the three months ended March 31, 2004 and 2003, respectively. Such capital expenditures were principally to fund the growth of PeterStar and the efforts of PeterStar to market highspeed digital fiber network in lieu of traditional copper telephone infrastructure.

Cash Flows from Financing Activities

     Cash used in financing activities for the three months ended March 31, 2004 was $1.4 million as compared to $3.7 million for the three months ended March 31, 2003. The change in financing cash flows in 2004 is principally due to less dividends and other distributions to minority shareholders of Telcell Wireless based on payments received from Magticom.

Cash Flows from Discontinued Components

     Cash provided by discontinued components increased to $17.2 million for the three months ended March 31, 2004 as compared to $1.1 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company received $16.0 million and $1.5 million related to the sales of Romsat and ATK, respectively. These proceeds were offset by cash expended to fund the operations of the discontinued components during the quarter. During the three months ended March 31, 2003, the net change in the assets and liabilities of the discontinued components resulted in a net positive cash inflow of $1.1 million.

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

     The Company has substantially completed a restructuring in which its interests in most cable television, radio and certain telephony businesses has been or will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company since the beginning of 2002. This restructuring focuses on “core” telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company’s debt service and overhead requirements. All other “non-core” operations will be sold; with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

Segment Information

     The Company’s segment information, including other unconsolidated operating segments, is set forth for the periods ended March 31, 2004 and 2003 in the following tables (in thousands):

Segment Information
Three months ended March 31, 2004
(in thousands)

				Corporate, Other
	Fixed	Wireless	Cable	and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$17,900	$—	$663	$—	$18,563
Cost of services	5,982	—	22	—	6,004
Selling, general and administrative	3,662	—	550	3,457	7,669
Depreciation and amortization	5,564	—	103	18	5,685

Operating income (loss)	$2,692	$—	$(12)	$(3,475)	(795)

Unconsolidated Business Ventures
Revenues	$—	$20,851	$665
Cost of services	—	2,766	111
Selling, general and administrative	—	2,544	278
Depreciation and amortization	—	3,855	98

Operating income	$—	$11,686	$178

Net income	$—	$8,511	$121

Equity in income of unconsolidated investees (Note 1)	$—	$4,170	$—		4,170

Interest expense					(4,092)
Interest income					76
Foreign currency loss					(577)
Other expense					(125)
Income tax expense					(325)
Minority interest					(1,916)

Loss from continuing operations before discontinued components and cumulative effect of a change in accounting principle					(3,584)
Income from discontinued components					6,310
Cumulative effect of a change in accounting principle					—

Net income					$2,726

Note 1: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Three months ended March 31, 2003
(in thousands)

	Fixed	Wireless	Cable	Corporate, Other
	Telephony	Telephony	Television	and Eliminations	Consolidated
Consolidated
Revenues	$15,950	$—	$704	$—	$16,654
Cost of services	4,962	—	17	—	4,979
Selling, general and administrative	3,661	—	518	9,914	14,093
Depreciation and amortization	4,870	—	75	98	5,043

Operating income (loss)	$2,457	$—	$94	$(10,012)	(7,461)

Unconsolidated Business Ventures
Revenues	$20,613	$15,387	$4,725
Cost of services	9,831	2,308	970
Selling, general and administrative	5,895	1,744	2,604
Depreciation and amortization	3,898	3,574	1,367

Operating (loss) income	$989	$7,761	$(216)

Net (loss) income	$(915)	$4,058	$978

Equity in (losses) income of unconsolidated investees (Note 1)	$(394)	$2,111	$1,275		2,992

Interest expense					(5,657)
Interest income					169
Foreign currency loss					(414)
Other expense					(524)
Income tax expense					(1,370)
Minority interest					(2,233)

Loss from continuing operations before discontinued components and cumulative effect of a change in accounting principle					(14,498)
Loss from discontinued components					(1,281)
Cumulative effect of change in accounting principle					2,012

Net loss					$(13,767)

Note 1: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003

Fixed Telephony

     Consolidated fixed telephony is comprised of PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia. On October 1, 2003, PeterStar acquired the ownership rights of BCL, a local and long distance telephony operator in St. Petersburg, Russia. Prior to October 1, 2003, BCL was an indirect wholly owned subsidiary of Metromedia International Group. Accordingly, the results of PeterStar and BCL have been combined for historical reporting purposes.

     Revenues. Fixed telephony revenues increased by $1.9 million (12%) to $17.9 million for the three months ended March 31, 2004 as compared to $16.0 million for the three months ended March 31, 2003. This growth in revenues is driven by a $1.2 million growth in business fixed revenues, a $0.7 million increase in data and internet services, and a $0.2 million increase in regulated Vasiliesvsky Island residential telephony. Such increases were partially offset by a $0.2 million decrease in transit carrier revenues.

      The increase in business fixed revenues was principally due to PeterStar’s efforts to market its highspeed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers. These marketing efforts have also resulted in 88% of new connections for the three months ended March 31, 2004 utilizing PeterStar's infrastructure versus 78% of new connections for the three months ended March 31, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products. Management expects that it will continue to experience revenue growth for its data and internet product portfolio; however, the rate of growth may decline due to competitive pressures.

     The increase in data and internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. In addition, management believes that PeterStar has increased its share of the market for internet services.

      Vasilievsky Island represents an area of St. Petersburg where PeterStar provides principally residential telephony services, where the revenue increase was principally due to an increase in government regulated tariffs. Transit sales are mainly opportunity based business and management expects these revenues to remain at consistent levels.

      Gross margin. Fixed telephony gross margin increased by $0.9 million (8%) to $11.9 million for the three months ended March 31, 2004 as compared to $11.0 million for the three months ended March 31, 2003. Gross margin increased principally due to revenue growth offset by lower margins on long distance traffic and higher PSTN interconnect and local unbundling costs. Gross margin as a percentage of revenues was 67% for the three months ended March 31, 2004 as compared to 69% for the three months ended March 31, 2003.

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

     Selling, general and administrative. Fixed telephony selling, general and administrative expenses remained consistent at $3.7 million for the three months ended March 31, 2004 and 2003.

     The significant components of fixed telephony selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,510	$1,412
Office related costs	969	844
Marketing expenses	418	370
Taxes other than income	278	342
Professional services	224	165
Bad debt expense	108	186
Other expenses	155	342

Total	$3,662	$3,661

     Selling general and administrative costs increased $0.1 million due to salary raises to personnel, generally in line with inflation; however, this increase was offset by a decrease of $0.1 million in bad debt expense, principally due to better collections. The other movements in selling general and administrative expenses were due to a reduction of certain duplicative costs, including a reduction in personnel costs and overhead incurred at BCL as a result of PeterStar’s acquisition of BCL on October 1, 2003. The Company expects some overall cost reductions in 2004 as a result of the acquisition; however, the growth initiatives of PeterStar should result in future period overhead expenditures exceeding the current levels.Nice way of putting it. AA In addition, taxes other than income decreased due to a change in the tax laws lowering road user tax.

     Depreciation and amortization. Fixed telephony depreciation and amortization expense increased by $0.7 million to $5.6 million for the three months ended March 31, 2004 as compared to $4.9 million for the three months ended March 31, 2003. This includes $1.8 million and $1.6 million of license amortization for the three months ended March 31, 2004 and 2003, respectively, allocated from corporate headquarters.

     This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to the prior three months. Such increase was partially offset by the impairment of certain BCL fixed assets as of March 31, 2003, thereby creating a reduction in its fixed asset depreciable base when compared to prior three months.

     With the exception of the allocated license amortization of $1.8 million, management expects that such trend will continue in the foreseeable future. During the fourth quarter of 2004, the allocated license will be fully amortized and the Company projects that the amortization expense for the allocated license will be $6.7 million in 2004.

Cable Television

     Consolidated cable television is comprised of Ayety TV, a cable television provider in Tbilisi, Georgia.

     Revenues. Cable television revenues were essentially unchanged at $0.7 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Revenue on an “average revenue per unit” or ARPU decreased in the comparable periods mainly due to the loss of MMDS (microwave transmission) customers offset by an increase in wired customers. The ARPU is typically higher for MMDS customers. The loss of MMDS customers was also partially offset by an increase in internet revenue due to an increase in subscriber base. Management anticipates that the trend of an overall loss of MMDS subscribers will continue as competitive wired networks continued to expand into areas served by Ayety’s MMDS system. Ayety is taking certain measures to minimize the loss of such customers.

     Gross margin. Cable television gross margin decreased by approximately $0.1 million (7%) to $0.6 million for the three months ended March 31, 2004 from $0.7 million for the three months ended March 31, 2003. The decrease is due to the overall reduction in the MMDS customers base from 2003 to 2004, as these customers had a higher ARPU than other subscribers.

     Selling, general and administrative. Cable television selling, general and administrative expenses increased by $0.1 million (6%) to $0.6 million for the three months ended March 31, 2004 compared to $0.5 million for the three months ended March 31, 2003. The increase is primarily due to increased salaries due to the venture’s assumption of payment for the general director’s salary beginning in June 2003 and increased salaries for network maintenance. Prior to June 2003, the general director’s salary was paid by the corporate office.

     Depreciation and amortization. Cable television depreciation and amortization expense was unchanged at $0.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

OTHER CONSOLIDATED RESULTS

     Other consolidated results include the activities of the corporate headquarters, which relate to executive, administrative, logistical and business venture support activities.

     Selling, general and administrative. Selling, general and administrative expenses decreased $6.4 million (65%) to $3.5 million for the three months ended March 31, 2004 as compared to $9.9 million for the three months ended March 31, 2003.

     The significant components of corporate selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,382	$3,903
Professional services	727	2,546
Office related expenses and insurance	485	748
Restructuring related professional services	—	2,063
Other expenses	863	654

Total	$3,457	$9,914

     The significant reduction in selling, general and administrative expenses, on a period-over-period basis, is attributable to Company’s initiatives to reduce corporate overhead burn-rate. The reduction in personnel related costs, on a period-over-period basis, are due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel beginning in the first quarter of 2003. The reduction in restructuring and related professional services costs, on a period-over-period basis, is attributable to the Company’s decision to cease using professional advisors for its restructuring related initiatives in the beginning of the third quarter of 2003. The reduction in professional services costs, on a period-over-period basis, is principally attributable to reduced legal fees.

     Interest expense. Interest expense decreased $1.6 million to $4.1 million for the three months ended March 31, 2004 as compared to $5.7 million for the three months ended March 31, 2003. Interest expense is principally attributable to interest of the Senior Notes and debt incurred at PeterStar. The decrease in interest expense is principally due to the reduction in the outstanding balance on of the Senior Notes on a period-over-period basis, due to the Adamant Transaction.

     Equity in income of unconsolidated investees. Equity in income of unconsolidated business ventures increased $1.2 million to $4.2 million for the three months ended March 31, 2004 as compared to $3.0 million for the three months ended March 31, 2003. The increase is attributable to the equity in the earnings of the Company’s investment in Magticom.

     Income tax expense. Income tax expense decreased by $1.1 million to $0.3 million for the three months ended March 31, 2004 as compared to $1.4 million for the three months ended March 31, 2003. The income tax expense in 2004 and 2003 is principally from foreign income taxes on the operations of PeterStar. Foreign income taxes are lower in 2004 as compared to 2003 mainly due to changes in non-deductible items period to period. Further, in the three months ended March 31, 2004, foreign income taxes were partially offset by a state income tax benefit of $0.6 million recognized during the period. Additional state benefits are not anticipated in 2004.

     Minority interest. Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and business ventures to the minority ownership shareholders.

     Minority interest decreased by $0.3 million to $1.9 million for the three months ended March 31, 2004 as compared to $2.2 million for the three months ended March 31, 2003. The minority interest amount relates to the operations of PeterStar and Telcell Wireless (the direct holding company of Magticom).

     Income (loss) from discontinued components. Income from discontinued components was $6.3 million for the three months ended March 31, 2004 as compared to a loss of $1.3 million of the three months ended March 31, 2003. In addition to the net losses from the operations of the discontinued ventures of $0.9 million in 2004 and $1.7 million in 2003, as further discussed in the section titled “Results of Discontinued Components Operations for the Quarter Ended March 31, 2004 compared to the Results of Discontinued Components Operations for the Quarter Ended March 31, 2003,” the Company recognized gains of $0.7 million and $5.8 million on the dispositions of ATK and Romsat, respectively, in the three months ended March 31, 2004. The Company also recognized a gain of $0.5 million related to the settlement of remaining severance obligations and other liabilities of discontinued components in 2004. During the three months ended March 31, 2003, the Company recorded income in discontinued components related to the cumulative effect of a change in accounting principle of $0.5 million related to bringing certain business ventures off of a three-month lag to a real time basis.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle of $2.0 million for the three months ended March 31, 2003 represents the effect of the Company changing its accounting policy to bring certain business ventures off of a three-month lag to a real time basis.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003

Fixed Telephony

     Unconsolidated fixed telephony is comprised of the Company’s 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the Republic of Georgia. Since the Company’s US GAAP investment is zero and as there is no obligation to fund operations, the Company has not recorded any share of the losses for Telecom Georgia and does not deem Telecom Georgia’s current financial performance to be material.

     During the three months ended March 31, 2003, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

Wireless Telephony

     Unconsolidated wireless telephony in 2004 is comprised of Magticom located in Tbilisi, Georgia. However, in 2003 Tyumenruskom located in Tyumen, Russia was included. The Company owns effectively 34.5% of Magticom, which operates and markets mobile voice communications in the Republic of Georgia utilizing a GSM telephony infrastructure. The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interests in Tyumenruskom on September 24, 2003.

     Revenues. Wireless telephony revenues increased by $5.5 million (36%) to $20.9 million for the three months ended March 31, 2004 as compared to $15.4 million for the three months ended March 31, 2003. This increase was primarily attributable to Magticom.

     Revenues at Magticom increased by $6.5 million (45%) to $20.9 million for the three months March 31, 2004 compared to $14.4 million for the three months ended March 31, 2003. This increase is driven by subscriber growth and growth in number of minutes of use per subscriber and an increase in international traffic, roaming and value added services. Total subscribers were 355 thousand at March 31, 2004 compared to 264 thousand at March 31, 2003, an increase of 34%. On a comparable currency basis, revenue growth period over period was 37%. Therefore, a portion of the revenue growth was also attributable to favorable foreign currency fluctuations.

     Tyumenruskom contributed revenue of $1.0 million for the three months ended March 31, 2003.

     Gross margin. Wireless telephony gross margin increased by $5.0 million (38%) to $18.1 million for the three months ended March 31, 2004 as compared to $13.1 million for the three months ended March 31, 2003. This increase was due primarily to the increase in gross margin at Magticom.

     Gross margin at Magticom increased by $5.8 million (47%), from $12.3 million for the three months ended March 31, 2003 to $18.1 million for the three months ended March 31, 2004. Gross margin as a percent of revenues increased 1% to 87% in 2004. The company’s position as the market leader has allowed it to maintain its margins; however, it is expected that margins will erode as competition intensifies in the region.

     Tyumenruskom contributed gross margin of $0.8 million for the three months ended March 31, 2003.

     Selling, general and administrative. Wireless telephony selling, general and administrative expenses increased by $0.8 million (46%) to $2.5 million for the three months ended March 31, 2004 as compared to $1.7 million for the three months ended March 31, 2003.

     Magticom’s selling, general and administrative expenses increased $1.0 million (68%) to $2.5 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003.

     The significant components of selling, general and administrative expenses for Magticom for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,247	$903
Taxes other than income	860	501
Marketing expenses	221	181
Bad debt expense (recovery)	68	(296)
Other expenses	148	224

Total	$2,544	$1,513

     The overall increase in selling, general and administrative expenses was due primarily to an increase in other taxes of $0.4 million due to the growth of business; an increase in salaries of $0.3 million due to wage increases provided to employees effective January 2004. In addition, a $0.3 million bad debt recovery occurred in the March 2003 quarter, which did not occur in 2004.

     Tyumenruskom incurred selling, general and administrative expenses of $0.2 million for the three months ended March 31, 2003.

     Depreciation and amortization. Wireless telephony depreciation and amortization expense increased by $0.3 million to $3.9 million for the three months ended March 31, 2004 as compared to $3.6 million for the three months ended March 31, 2003.

     Magticom’s depreciation and amortization expenses increased by $0.7 million from $3.2 million for the three months ended March 31, 2003 to $3.9 million for the three months ended March 31, 2004 primarily due to an increase in fixed assets purchased during the period. Gross fixed assets increased $13.3 million or 15% from March 31, 2003 to March 31, 2004.

     Tyumenruskom incurred depreciation and amortization expense of $0.4 million for the three months ended March 31, 2003.

Cable Television

     Unconsolidated cable television is comprised of Cosmos TV, a cable television provider in Minsk, Belarus of which the Company owned 50%. During the three months ended March 31, 2003, cable television was also comprised of Baltcom TV, Kosmos TV and Teleplus. The Company disposed of its interest in Kosmos TV in April 2003, its interest in Baltcom TV in August 2003, its interest in Teleplus in November 2003 and its interest in Cosmos TV in March 2004.

     Revenues. Cable television revenues decreased by $4.0 million (86%) to $0.7 million for the three months ended March 31, 2004 as compared to $4.7 million for the three months ended March 31, 2003. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Teleplus.

     Baltcom TV, Kosmos TV and Teleplus contributed revenue of $2.0 million, $1.9 million, and $0.1 million, respectively, for the three months ended March 31, 2003.

     Gross margin. Cable television gross margin decreased by $3.2 million (85%) to $0.6 million for the three months ended March 31, 2004 as compared to $3.8 million for the three months ended March 31, 2003. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Teleplus.

     Baltcom TV and Kosmos TV contributed gross margins of $1.5 million each and Teleplus contributed gross margin of $0.1 million for the three months ended March 31, 2003.

     Selling, general and administrative. Cable television selling, general and administrative expenses decreased by $2.3 million (89%) to $0.3 million for the three months ended March 31, 2004 as compared to $2.6 million for the three months ending March 31, 2003. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Teleplus.

     Baltcom TV, Kosmos TV and Teleplus incurred selling, general and administrative expenses of $1.0 million, $1.2 million and $0.1 million, respectively, for the three months ended March 31, 2003.

     Depreciation and amortization. Cable television depreciation and amortization decreased by $1.3 million to $0.1 million for the three months ended March 31, 2004 as compared to $1.4 million for the three months ended March 31, 2003. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Teleplus.

     Baltcom TV, Kosmos TV and Teleplus incurred depreciation and amortization expenses of $0.3 million, $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2003.

Discontinued Business Components

Radio Broadcasting

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core Radio businesses.

     The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Revenues	$3,226	$2,548
Selling, general and administrative	3,894	3,420
Depreciation and amortization	516	425

Operating loss	$(1,184)	$(1,297)

Net loss	$(1,297)	$(1,192)

     Revenues. Radio broadcasting revenues increased by $0.7 million (27%) to $3.2 million for the three months ended March 31, 2004 as compared to $2.5 million for the three months ended March 31, 2003. The increase is primarily attributable to Metromedia Finland and Radio Juventus as the remaining stations experienced small growth in the comparable periods.

     Revenues at Metromedia Finland increased by $0.3 million (93%) to $0.7 million for the three months ended March 31, 2004 as compared to $0.4 million for the three months ended March 31, 2003. The increase is a direct result of the addition of two radio stations during 2003.

     Revenues at Radio Juventus increased by $0.3 million (22%) to $1.4 million for the three months ended March 31, 2004 as compared to $1.1 million for the three months ended March 31, 2003. Of the increase period over period, approximately one-half of the growth is attributable to favorable foreign currency appreciation with the remainder due to the acquisition of two stations in 2003 and overall increases in advertising revenue.

     Selling, general and administrative. Radio broadcasting selling, general and administrative expenses increased by $0.5 million (14%) to $3.9 million for the three months ended March 31, 2004 as compared to $3.4 million for the three months ended March 31, 2003. The increase is principally attributed to Metromedia Finland.

     Selling, general and administrative expenses at Metromedia Finland increased by $0.4 million (62%) to $1.0 million for the three months ended March 31, 2004 as compared to $0.6 million for the three months ended March 31, 2003. Of the increase, approximately $0.1 million is due to currency appreciation, with the remainder due to higher salaries, advertising and programming costs associated with the stations acquired in 2003.

     Depreciation and amortization. Radio broadcasting depreciation and amortization increased by $0.1 million to $0.5 million for the three months ended March 31, 2004 as compared to $0.4 million for the three months ended March 31, 2003 mainly due to the amortization of licenses acquired with the Metromedia Finland acquisitions.

Cable Television

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose the remaining non-core cable businesses, with the exception of Ayety TV.

     The combined results of operations of the discontinued Cable television businesses are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Revenues	$2,080	$2,937
Cost of services	450	689
Selling, general and administrative	873	1,780
Depreciation and amortization	370	748

Operating income (loss)	$387	$(280)

Net loss	$382	$(527)

     Revenues. Cable television revenues decreased by $0.8 million (29%) to $2.1 million for the three months ended March 31, 2004 as compared to $2.9 million for the three months ended March 31, 2003. The decrease is principally attributed to the sale of Sun TV on November 12, 2003 and Romsat on March 4, 2004.

     Sun TV contributed revenue of $0.5 million for the three months ended March 31, 2003 and Romsat contributed incremental revenue of $0.4 million for the three months ended March 31, 2003 as compared to the same period in 2004.

     Gross margin. Cable television gross margin decreased by $0.6 million (27%) to $1.6 million for the three months ended March 31, 2004 as compared to $2.2 million for the three months ended March 31, 2003. The decrease is principally attributed to the sale of Sun TV and Romsat.

     Sun TV contributed gross margin of $0.4 million for the three months ended March 31, 2003 and Romsat contributed incremental gross margin of $0.3 million for the three months ended March 31, 2003 as compared to the same period in 2004.

     Selling, general and administrative. Cable television selling, general and administrative expenses decreased by $0.9 million (51%) to $0.9 million for the three months ended March 31, 2004 as compared to $1.8 million for the three months ended March 31, 2003. The decrease is principally attributed to the sale of Sun TV and Romsat.

     Sun TV incurred selling, general and administrative expenses of $0.3 million for the three months ended March 31, 2003 and Romsat incurred incremental selling, general and administrative expenses of $0.6 million for the three months ended March 31, 2003 as compared to the same period in 2004.

     Depreciation and amortization. Cable television depreciation and amortization decreased by $0.3 million to $0.4 million for the three months ended March 31, 2004 as compared to $0.7 million for the three months ended March 31, 2003. The decrease is principally attributed to the sale of Sun TV and Romsat.

     Sun TV incurred depreciation and amortization of $0.2 million for the three months ended March 31, 2003 and Romsat incurred incremental depreciation and amortization of $0.1 million for the three months ended March 31, 2003 as compared to the same period in 2004.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or customers otherwise do not pay, additional allowances may be required.

Useful lives of property, plant and equipment are depreciated over periods generally ranging from two to ten years.

Any reduction or increase in the estimated useful lives for a particular category of fixed assets could have material effect on our future results of operations.

The Company holds minority interests in its business ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, using various discounted cash flow techniques.

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

The Company performs goodwill impairment testing annually as of December 31 or whenever impairment indicators exist. This test requires a significant degree of judgment about the future events and comparison of the fair value with the carrying amount of each reporting unit. Based on the discounted cash flow valuations performed in 2003, the Company concluded that for all reporting units, the fair value is in excess of the respective carrying amounts.

The Company assesses its level of control over the operating and financial decisions of its business ventures when determining whether to account for their operations as either equity method or consolidated entities. The assessment considers all relevant facts including the Company’s voting interests and the existence of protective or participating rights of other parties. The Company monitors changes in its level of control due to changes in ownership percentages as well as external factors that may affect its influence or control and responds accordingly.

The Company recognizes liabilities for estimated future pension obligations. Such liabilities are based upon actuarial analysis which is influenced by a variety of estimates including mortality rates, estimated returns on investments, and a discount rate for future liabilities. We believe the accuracy of such estimates is appropriate.

New Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 defines the concept of “variable interest” and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN No. 46. The revised interpretation (“FIN No. 46R”) substantially retained the requirements of immediate application of FIN No. 46 to variable interest entities created after January 31, 2003. There were no such entities created after January 31, 2003. With respect to older entities, the consolidation requirements under FIN No. 46R became effective in the quarter ended March 31, 2004. The Company has determined that its investment in Magticom and Telecom Georgia will not be consolidated under this interpretation and therefore the adoption of FIN No. 46R did not have an impact on the consolidated financial position or results of operations.

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

Interest Rate

     The majority of the Company’s debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for downward changes in interest rates, the Company’s fixed interest rate of 10½% on its Senior Notes would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, the Company’s long-term debt and that of its operating businesses are denominated in or tied to U.S. dollars. The Company does not believe that the Company’s debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

Inflation and Foreign Currency

     The effects of inflation in the respective markets that the Company’s business ventures operate, is reflected with the Company’s business ventures financial results as effects of foreign currency fluctuations.

     The Company does not currently hedge against foreign exchange rate risks. In the majority of countries that the Company’s business ventures operate, the currencies (such as the Russian Ruble and Georgian Lari) are non-convertible outside the country, so the Company’s ability to hedge against devaluation by converting to other currencies is significantly limited. In these countries, a sophisticated or reliable market for the trade of derivative instruments in order to allow the Company to hedge foreign currency risk does not currently exist. Accordingly, the Company seeks to maintain the minimal amount of foreign currency on hand to reduce its exposure. However, the Company’s ability to minimize such amount is limited by the fact that certain expenses are denominated in foreign currencies and many countries in which the Company does business have strict foreign currency regulations.

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

     The Company is exposed to foreign exchange price risk in that a substantial portion of its operations are located outside of the United States. In remeasuring the financial statements stated in the local currency into the reporting currency, U.S. dollars, a cumulative translation adjustment may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a 10% devaluation of the Russian Ruble in the first quarter of 2004 relative to the first quarter of 2003 exchange rate, for example, would have resulted in a decrease to the Company’s net income of $0.1 million, with all other variables held constant. In addition, certain of the Company’s business ventures accounted for under the equity method could be exposed to foreign exchange price risk. The Company’s exposure to these risks is limited by its less significant ownership interest.

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

	March 31, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$1,180	$1,233
Accounts receivable, net	4,334	893
Prepaids and other assets	752	447
CURRENT LIABILITIES
Accrued expenses	358	206
Closing foreign currency exchange rate	28.49	29.45

     In addition to the above exposure to changes in the exchange rate of the Russian Ruble, the Company is exposed for its investments in the Republic of Georgia, principally Magticom, for changes in the exchange rate of the Georgian Lari. The Company’s net investment in Magticom as of March 31, 2004 and December 31, 2003 totaled $36.4 million and $34.7 million, respectively.

     “Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contains additional information on risks associated with the Company’s investments in Russia and the Republic of Georgia.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

•	liquidity issues facing the Company, and the restructuring of the Company;

•	the ability of the Company to consummate sales of its non-core businesses;

•	the ability to obtain the requisite consents for any sales of Company businesses;

•	the timing and structure of any sale of the Company’s businesses;

•	the consideration or values obtained by the Company for any businesses that are sold;

•	general economic and business conditions, which will, among other things, impact demand for the Company’s products and services;

•	competition from other communications companies or companies engaged in related businesses, which may affect the Company’s ability to enter into or acquire new businesses, or generate revenues;

•	political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Northwestern Russia and the Republic of Georgia, which may affect the Company’s results of operations;

•	developing legal structures in Northwestern Russia and the Republic of Georgia, which may affect the Company’s ability to enforce its legal rights;

•	cooperation of local partners in the Company’s communications investments in Northwestern Russia and the Republic of Georgia, which may affect the Company’s results of operations;

•	exchange rate fluctuations;

•	license renewals for the Company’s communications investments in Northwestern Russia and the Republic of Georgia;

•	the loss of any significant customers, or the deterioration of credit quality of the Company’s customers;

•	changes in business strategy or development plans;

•	the quality of management;

•	the availability of qualified personnel;

•	timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the cost of such projects;

•	changes in or the failure to comply with government regulation or actions of regulatory bodies; and

•	other factors referenced in this document.

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

Item 4. Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. An evaluation was performed by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

     Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the presence of the matters described below constitute material weaknesses as defined under the standards of the Public Company Accounting Oversight Board (United States). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     In the fourth quarter of 2003, it was determined that the Company’s consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of an error discovered in the computation of its unpaid dividends on its 7-1/4% cumulative convertible Preferred Stock. The error was a result of the failure by Company personnel to correctly apply compounding to the unpaid dividends. The Company has determined that deficiencies in its internal review processes resulted in this error not being detected on a timely basis. As a result of the Company’s relocation to Charlotte, NC, management of the Company reassessed its finance organizational structure and has recruited the necessary personnel to improve its internal control and review processes.

     In addition, during the fourth quarter of 2003 and early 2004, it was determined that the Company’s consolidated statements of operations for fiscal 2002, and the first two quarters of fiscal 2003, would need to be restated as a result of errors regarding the reporting of certain tax refunds. Most of these refunds were received because the Company became eligible to carry back certain losses and recover taxes previously paid to various taxing authorities five or more years ago. One of these refunds resulted from a change in tax laws. The Company has determined that not having full-time in-house tax personnel resulted in these refunds not being recorded on a timely basis. In an effort to prevent these errors from occurring again, the Company hired a tax director to oversee the preparation of tax filings and deferred tax computations. In addition, the Company has implemented a more stringent review process over the filing of tax returns and preparation of its deferred tax computations on a prospective basis.

     The Company has failed to file its most recent Form 10-K and Form 10-Qs with the SEC on a timely basis. Such delays in filings have been due to extenuating circumstances surrounding the Company’s liquidity issues and relocation of its corporate headquarters. The Company believes that the recruitment of the individuals as noted above, should result in more timely filings in accordance with

SEC rules.

     As of the date of this Report, the Company has implemented procedures that will reduce the likelihood that material weaknesses or similar errors could occur in the future. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company has taken the actions described above. There were no other changes during the first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as described above.

     The Company continues to use both financial and personnel resources to improve its management, accounting, reporting and business operations processes. However, the Company’s liquidity has, and could continue to limit management’s ability to implement improvements to its management and accounting, reporting and business operations processes. In addition, certain structural complexities of the Company’s business may impact the effectiveness of disclosure controls and procedures and internal control over financial reporting.

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

     In addition, the Company has experienced, and may continue to experience, difficulty and significant cost in the timely collection of financial data with respect to certain of its business ventures. The emerging market countries in which the Company operates lack standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for information on outstanding litigation and environmental matters.

     In addition to the matters described in the Company’s Annual Report on Form 10-K, the Company is involved in the matter described below:

Commercial Dispute

     The Company is in a commercial dispute with its partner in Ayety T.V., Mtatsminda Ltd. (“Mtatsminda”). Mtatsminda holds 15% of the outstanding interests in Ayety TV and the Company holds the remaining 85% of the outstanding interests. On June 2, 2004, Mtatsminda sent a letter to the Company in which it addressed four issues. First, Mtatsminda requested that the Company cause Ayety TV to renegotiate the terms pursuant to which Ayety TV is using 11 broadcast frequencies, which belong to Mtatsminda. Second, Mtatsminda alleges that the Company has an obligation to pay property taxes on the buildings owned by an affiliate of the Company in Tbilisi and that the Company has failed to meet this obligation. Third, Mtatsminda disputes the amount of certain loans made by the Company to Ayety TV. Fourth, Mtatsminda alleges that the Company may have violated laws against bribery of foreign officials and possibly engaged in other improper or illegal conduct.

     With respect to the broadcast frequencies, Ayety TV has been using the 11 frequencies under an agreement with Mtatsminda, which recently expired. Ayety TV is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company is currently investigating this allegation and has retained outside legal counsel to assist it. The Company believes that the amount of tax due is, if any, relatively low and it will not result in any material adverse effect on the Company’s business, financial condition or results of operations. Further, the Company believes that the allegations related to the amount of the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.

     The Company believes that the fourth allegation is substantially similar to those raised previously by certain Georgian individuals. The Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into the allegations of possible improper or illegal conduct made by the Georgian individuals. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation did not uncover any specific factual support for the allegations regarding violations of laws against bribery of foreign officials, including the Foreign Corrupt Practices Act, or other alleged improper or illegal conduct. The Audit Committee of the Company’s Board of Directors has reviewed the letter sent by Mtatsminda and believes that the allegations made with respect to violations of laws and other improper or illegal conduct are substantially similar to those previously investigated by the Company’s outside counsel. For this reason, the Audit Committee has determined not to re-open the investigation.

Item 3. Defaults Upon Senior Securities

     (a) None

     (b) The Company has 4.1 million shares of its $1.00 par value, 7-1/4% cumulative convertible preferred stock that has a liquidation preference of $50.00 per share.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof. The dividend requirements for the twelve months ending March 31, 2005 will be $19.1 million, including the effects of compounding and assuming there are no payments of the dividends.

     Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of March 31, 2004, total dividends in arrears were $50.4 million.

     Except as described in this paragraph, the holders of the Preferred Stock have no voting rights. According to the terms of the Preferred Stock, if the Company does not make six consecutive dividend payments and thereafter receives a written request from the holders of 25% of the voting power of the outstanding Preferred Stock, then the Company is obligated to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors, except that no special meeting may be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the Company’s stockholders. Beginning in late 2003 and continuing into 2004, the Company has had discussions with several holders of the Company’s Preferred Stock regarding the Preferred Stockholders’ right to elect two new directors to the Company’s Board of Directors. These discussions have recently resulted in a tentative agreement, which is expected to be finalized shortly, to appoint two individuals identified by certain holders of the Preferred Stock to the Company’s Board of Directors for terms that end at the Company’s next annual meeting of stockholders. It is presently expected that, at that time, such individuals will, in accordance with the terms of the Preferred Stock, stand for election by a vote of the holders of the Preferred Stock. The Company believes that this agreement is advantageous to the Company because it eliminates the need to hold a special meeting, which would be both time consuming and expensive.

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Description
(a)	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

     On January 13, 2004, the Company filed a current report on Form 8-K (Items 5 and 7), on March 5, 2004 the Company filed a current report on Form 8-K (Items 5 and 7), on March 26, 2004 the Company furnished a current report on Form 8-K (Items 7 and 9) and on March 31, 2004, the Company furnished a current report on Form 8-K (Items 7 and 9).

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.

	By:	/s/ HAROLD F. PYLE, III

Harold F. Pyle, III
Executive Vice President Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: June 17, 2004

	By:	/s/ B. DEAN ELLEDGE

B. Dean Elledge
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Date: June 17, 2004

EXHIBIT INDEX

Exhibit
Number	Description
(a)	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act