Form 10-Q
period 2004-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-08-23
CIK 39547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     The number of shares of common stock outstanding as of July 30, 2004 was 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$19,312	$17,802	$37,875	$34,456
Cost and expenses:
Cost of services	5,741	5,787	11,745	10,766
Selling, general and administrative	8,326	11,132	15,614	25,225
Depreciation and amortization	6,004	5,172	11,689	10,215

Operating loss	(759)	(4,289)	(1,173)	(11,750)
Other income (expense):
Equity in income of unconsolidated investees	5,804	3,867	9,974	6,859
Interest expense, net	(3,860)	(4,209)	(7,876)	(9,697)
Gain on retirement of debt	—	24,117	—	24,117
Foreign currency gain (loss)	504	10	(73)	(404)
Other income (expense)	91	463	(34)	(61)

Income before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	1,780	19,959	818	9,064
Income tax expense	(3,116)	(2,113)	(3,822)	(3,483)
Minority interest	(2,226)	(1,755)	(4,142)	(3,988)

(Loss) income before discontinued components and the cumulative effect of a change in accounting principle	(3,562)	16,091	(7,146)	1,593
Income from discontinued components	518	11,120	6,828	9,839
Cumulative effect of a change in accounting principle	—	—	—	2,012

Net (loss) income	(3,044)	27,211	(318)	13,444
Cumulative convertible preferred stock dividend requirement	(4,654)	(4,332)	(9,226)	(8,587)

Net (loss) income attributable to common stockholders	$(7,698)	$22,879	$(9,544)	$4,857

Weighted average common shares—Basic and Diluted	94,035	94,035	94,035	94,035

(Loss) income per common share attributable to common stockholders:
Continuing operations	$(0.09)	$0.13	$(0.17)	$(0.07)
Income from discontinued components	0.01	0.11	0.07	0.10
Cumulative effect of a change in accounting principle	—	—	—	0.02

Net (loss) income per common share attributable to common stockholders	$(0.08)	$0.24	$(0.10)	$0.05

See accompanying notes to unaudited consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,260	$26,925
Accounts receivable, net	5,347	5,915
Prepaid expenses and other assets	5,922	5,981
Note receivable	6,860	—
Current assets of discontinued components	3,859	5,559

Total current assets	54,248	44,380
Property, plant and equipment, net	91,503	86,305
Investments in and advances to business ventures	35,220	34,707
Goodwill	27,882	27,540
Intangible assets, net	4,347	7,845
Other assets	5,211	6,104
Noncurrent assets of discontinued components	8,430	20,085

Total assets	$226,841	$226,966

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,558	$4,085
Accrued expenses	20,473	23,941
Current portion of long-term debt	1,714	1,376
Current liabilities of discontinued components	5,404	7,187

Total current liabilities	30,149	36,589
Long-term debt, less current portion	154,252	153,383
Deferred income taxes	9,827	9,426
Other long-term liabilities	7,490	7,632
Long-term liabilities of discontinued components	233	376

Total liabilities	201,951	207,406
Minority interest	36,359	32,715
Stockholders’ deficiency:
7¼% cumulative convertible preferred stock	207,000	207,000
Common stock, $0.01 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	940	940
Paid-in surplus	1,195,864	1,195,864
Accumulated deficit	(1,404,216)	(1,403,898)
Accumulated other comprehensive loss	(11,057)	(13,061)

Total stockholders’ deficiency	(11,469)	(13,155)

Total liabilities and stockholders’ deficiency	$226,841	$226,966

See accompanying notes to unaudited consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003

Operating activities:
Net (loss) income	$(318)	$13,444
Income from discontinued components	(6,828)	(9,839)

(Loss) income from continuing operations	(7,146)	3,605
Items not requiring cash outlays:
Equity in income of unconsolidated investees	(9,974)	(6,859)
Depreciation and amortization	11,689	10,215
Gain on retirement of debt	—	(24,117)
Deferred income tax credit	(487)	—
Minority interest	4,142	3,988
Cumulative effect of a change in accounting principle	—	(2,012)
Changes in:
Accounts receivable	890	(1,053)
Prepaid expenses and other assets	927	2,533
Other long-term assets and liabilities	590	(1,382)
Accounts payable and accrued expenses	(6,202)	1,852

Cash used in operating activities	(5,571)	(13,230)
Investing activities:
Business acquisitions, net of cash acquired	(4,293)	—
Distributions from business ventures	4,573	12,287
Purchase of short-term investments	—	(500)
Proceeds from sale of businesses, net	679	—
Additions to property, plant and equipment	(6,708)	(5,863)
Acquisition of other intangibles	—	(743)

Cash (used in) provided by investing activities	(5,749)	5,181
Financing activities:
Payments on debt and capital lease obligations	(545)	(984)
Dividends paid to minority interests	(1,015)	(6,496)

Cash used in financing activities	(1,560)	(7,480)
Cash provided by discontinued components, net	18,299	7,260
Effect of exchange rate changes on cash	(84)	—

Net increase (decrease) in cash and cash equivalents	5,335	(8,269)
Cash and cash equivalents at beginning of period	26,925	26,467

Cash and cash equivalents at end of period	$32,260	$18,198

See accompanying notes to unaudited consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Stockholders’ Deficiency and Comprehensive (Loss) Income
(in thousands)
(unaudited)

	7¼% Cumulative
	Convertible Stock		Common Stock				Accumulated Other	Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	of Shares	Amount	of Shares	Amount	Surplus	Deficit	Loss	Deficiency	Income (Loss)
Balances at January 1, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,414,354)	$(11,948)	$(22,498)
Net income	—	—	—	—	—	13,444		13,444	$13,444
Other comprehensive loss, net	—	—	—	—	—	—	(2,101)	(2,101)	(2,101)

Total comprehensive income									$11,343

Balances at June 30, 2003	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,400,910)	$(14,049)	$(11,155)

Balances at January 1, 2004	4,140	$207,000	94,035	$940	$1,195,864	$(1,403,898)	$(13,061)	$(13,155)
Net loss	—	—	—	—	—	(318)	—	(318)	$(318)
Other comprehensive income, net							2,004	2,004	2,004

Total comprehensive income									$1,686

Balances at June 30, 2004	4,140	$207,000	94,035	$940	$1,195,864	$(1,404,216)	$(11,057)	$(11,469)

See accompanying notes to unaudited consolidated condensed financial statements.

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

     The Company is a holding company with ownership interests in telephony and cable television businesses in Northwest Russia and the Republic of Georgia. For the six months ended June 30, 2004, the telephony businesses generated 96% of consolidated revenues, while the cable television businesses generated 4% of consolidated revenues. Substantially all of the Company’s assets are located and revenues are generated outside of the United States.

     On September 30, 2003, the Board of Directors formally approved management’s plan of disposing its remaining non-core media businesses. As of June 30, 2004, the Company’s non-core media businesses were comprised of eighteen radio businesses operating in Finland, Hungary, Bulgaria, Estonia and the Czech Republic and one cable television network with operations in Lithuania. Further, as disclosed in Note 15, “Subsequent Events – Radio Group Transaction”, the Company entered into a sales purchase agreement for the sale of seventeen of the Company’s remaining eighteen Radio businesses, which is expected to close in early September 2004. These consolidated financial statements also include the results of the Company’s discontinued business components (see Note 3, “Discontinued Business Components”).

     The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and its cash flows for the six month periods ended June 30, 2004 and 2003, have been included. The results of operations for the interim period are not necessarily indicative of the results of operations that may be realized for the full year.

     Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation.

     The Company has reassessed its accounting and presentation of the withholding taxes that were remitted to foreign governments on dividends distributed by its business ventures located outside the United States. Historically, the Company has included such amounts within its selling, general and administrative expenses. The Company has decided to prospectively present such withholding taxes as a component of income taxes. In addition, historical amounts have been reclassified in current period presentation for consistent presentation purposes. The following table summarizes the withholding taxes attributable to dividends from business ventures which have been reclassified, for select historical periods (in thousands):

	Three Months Ended
	2002	2003	2004
March 31,	$—	$—	$381
June 30,	518	607	—
September 30,	—	—	—
December 31,	—	190	—

     Such amounts do not have an impact on earnings per share in prior period financial results or result in an adjustment to the Company's accumulated deficit.

Going Concern and Recent Developments

     In the first quarter of 2003, the Company embarked on an overall restructuring of its business (the “Restructuring”). The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. In this Restructuring, the Company undertook to sell its non-core businesses, which at the beginning of the Restructuring included nine cable television networks, twenty radio broadcasting stations and various non-core telephony businesses located in Western, Central and Eastern Europe. Proceeds of these sales mitigated short-term liquidity concerns and provided capital for further core business development. Upon completion of all planned sales, which is expected in the third quarter of 2004, the

Company will emerge as a business with its principal attention focused on the continued development of its core telephony businesses in Northwest Russia and the Republic of Georgia.

     In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate. The Company relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a significant reduction in its corporate personnel and office related expenditures. Further reductions in corporate overhead expenditures are expected to follow the final disposition of all remaining non-core media businesses.

     The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

     Both of these business ventures are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also intends to retain its ownership in Ayety TV (“Ayety”) (pending the resolution of a dispute with the owner of a 15% interest in Ayety, see Note 4, “Change in Basis of Presentation”), a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest.

     The Company is a holding company; accordingly, it does not generate cash flows from operations. As of June 30, 2004 and July 31, 2004, the Company had $31.4 million and $29.8 million, respectively, of unrestricted cash on hand. In addition, as of June 30, 2004, the Company’s consolidated business ventures held $0.9 million of cash. Furthermore, as of June 30, 2004, the Company’s unconsolidated business ventures had $13.6 million of cash on hand, which is held in banks in the Republic of Georgia.

     The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core media business sales and the anticipated continuing dividends from core business operations will be sufficient for the Company to meet on a timely basis its future corporate overhead requirements and interest payment obligations, associated with its $152.0 million aggregate principal amount (fully accreted) 10½% Senior Discount Notes, due 2007 (the “Senior Notes”). However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in completing the sale of its remaining non-core media businesses or that the realized cash proceeds, if any, will be sufficient to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

     Separately, the Company projects that it has sufficient corporate cash on hand to support the Company’s planned operating, investing and financing cash flows through the end of 2004, including the Company’s $8.0 million semi-annual interest payment due on September 30, 2004 on its Senior Notes. This projection does not include cash inflows that might reasonably arise from cash proceeds realized from the sale of the Company’s non-core media businesses or operating business venture dividend distributions, each of which would further strengthen the Company’s current liquidity position.

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

     In June 2004, the Company reached an agreement (the “Board of Director Nominee Agreement”) with certain holders of the Company’s 7¼% Cumulative Convertible Preferred Stock (the “Preferred Stock”) who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock (the “Participating Preferred Stock Holders”). Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

     The execution of the Board of Director Nominee Agreement was the culmination of several discussions, which began in late 2003, that the Company had with several holders of the Company’s Preferred Stock. According to the terms of the Preferred Stock, in the event the Company did not make six (6) consecutive dividend payments on the Preferred Stock, holders of 25% of the voting power of the outstanding Preferred Stock became entitled to compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting which would have been both time consuming and expensive.

     Opportunities to restructure the Company’s balance sheet as well as other strategic alternatives are being pursued and evaluated, but present Company plans presume the continued service of the Senior Notes on current terms and the continued deferral of the payment of dividends on the Preferred Stock. The Company cannot provide assurances at this time that a capital restructuring or other strategic alternatives will be consummated or, if consummated, that such effort would produce a material improvement in short-run cash flows or equity valuations.

2. Summary of Significant Accounting Policies

Stock Option Plans

     The Company has elected to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and present pro forma disclosures of results of operations as if the fair value method had been adopted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income attributable to common stockholders, as reported	$(7,698)	$22,879	$(9,544)	$4,857
Stock-based employee compensation expense determined under fair value based method	(85)	(219)	(189)	(391)

Pro forma net (loss) income	$(7,783)	$22,660	$(9,733)	$4,466

Net (loss) income per share attributable to common stockholders—Basic and Diluted:
As reported	$(0.08)	$0.24	$(0.10)	$0.05

Pro forma	$(0.08)	$0.24	$(0.10)	$0.05

Accounting Change

     Effective January 1, 2003, the Company changed its policy regarding the accounting for certain business ventures previously reported on a lag basis. All of the Company’s current operating business ventures with the exception of PeterStar, have historically reported their financial results on a three-month lag. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all ventures should be reported on a real-time basis. As a result of this change, a $2.5 million decrease to the accumulated deficit as of January 1, 2003 was recorded, of which $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and the remaining $0.5 million is included as a cumulative effect of a change in accounting principle in income from discontinued components for the six months ended June 30, 2003.

     The effect of this change on the consolidated statement of operations for the six months ended June 30, 2003 is as follows (in thousands, except per share data):

	Effect of change in year-end for lag ventures
	Six months ended	Three months		Cumulative effect
	June 30, 2003,	ended	Three months	of a change in	Six months ended
	prior to change in	December 31,	ended	accounting	June 30, 2003, as
	accounting policy	2002	June 30, 2003	principle	reported
Revenues	$34,498	$(661)	$619	$—	$34,456
Costs and expenses	46,150	(592)	648	—	46,206

Operating loss	(11,652)	(69)	(29)	—	(11,750)
Equity in income of unconsolidated Investees	5,819	(2,886)	3,926	—	6,859
Other non-operating income and expenses, net	13,899	—	56	—	13,955

Income (loss) before income tax expense, minority interest, discontinued components and cumulative effect of a change in accounting principle	8,066	(2,955)	3,953	—	9,064
Income tax expense	(3,483)	—	—	—	(3,483)
Minority interest	(3,895)	943	(1,036)	—	(3,988)

Income (loss) before discontinued components and cumulative effect of a change in accounting principle	688	(2,012)	2,917	—	1,593
Income (loss) from discontinued components	9,213	(503)	626	503	9,839
Cumulative effect of a change in accounting principle	—	—	—	2,012	2,012

Net income (loss)	9,901	(2,515)	3,543	2,515	13,444
Preferred dividends	(8,587)	—	—	—	(8,587)

Net income (loss) attributable to common Stockholders	$1,314	$(2,515)	$3,543	$2,515	$4,857

Income (loss) per common per share attributable to common stockholders:
Continuing operations	$(0.09)	$(0.02)	$0.04	$—	$(0.07)
Discontinued components	0.10	(0.01)	—	0.01	0.10
Cumulative effect of a change in accounting principle	—	—	—	0.02	0.02

Net income (loss) per common share attributable to common stockholders	$0.01	$(0.03)	$0.04	$0.03	$0.05

3. Discontinued Business Components

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. Management anticipates that the remaining non-core media radio businesses will be disposed of by September 30, 2004.

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

     Accordingly, the income statement of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income from discontinued components and the balance sheets presents the assets and liabilities of such operations as assets and liabilities of discontinued components.

     A summary of significant dispositions of such businesses from January 1, 2003 to June 30, 2004 are summarized below.

Radio Skonto

     On April 28, 2004, the Company sold its 55% interest in Radio Skonto (“Skonto”) to A/S Multibanka, a stock company registered in Latvia already owning 10% of Skonto. In addition, the Company assigned its right to collect from Skonto unpaid management fees to A/S Multibanka or A/S Multibanka’s designee. Total consideration for the ownership rights and assigned receivable was $0.5 million. The Company recognized a gain on the disposition of $0.3 million in discontinued components in the three months ended June 30, 2004.

ATK

     On March 26, 2004, the Company announced that it completed the sale of its interest in Arkhangelsk Television Company (“ATK”) to Yuri Firsov, the General Director of ATK, for net cash proceeds of $1.5 million. The Company recognized a gain on the disposition of $0.7 million in discontinued components in the six months ended June 30, 2004.

Romsat

     On March 4, 2004, the Company announced that it had completed the sale of its interests in FX Communications S.R.L. (aka Romsat Cable TV) and FX Internet S.R.L., to a consortium of buyers that includes Romania Cable Systems S.A. and Astral Telecom S.A. in a transaction that resulted in net cash proceeds of $16.0 million. The Company recognized a gain on the disposition of $5.8 million in discontinued components in the six months ended June 30, 2004.

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

Technocom

     On June 25, 2003, the Company sold its wholly-owned subsidiary, Technocom Limited (“Technocom”) for $4.5 million. Technocom holds interests in several Russian telecommunications enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements to settle all historical claims concerning Technocom-related businesses, including claims arising from litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation.

     The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in a gain of $2.9 million on the disposition, which was recorded in discontinued components in the three months ended June 30, 2003.

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

     The Company recorded a gain related to this transaction of approximately $31.6 million in the year ended December 31, 2003, which is comprised of a $24.1 million gain related to the early extinguishment of the exchanged Senior Notes and a $7.0 million gain on the transfer of the Company’s interests in the Radio Businesses. Such gain on early debt extinguishment was adjusted to $24.6 million in the third quarter of 2003, due to a favorable adjustment of $0.5 million to professional fees previously accrued. The gain on early extinguishment was reflected in the Company’s income from continuing operations in the three months ended June 30, 2003, while the gain on sale of the Company’s interests in the Radio Businesses was reflected in the income from operations of discontinued components in the three months ended June 30, 2003.

Other

     The Company recognized a gain of $0.5 million related to the settlement of remaining severance obligations and other liabilities of discontinued components in the six months ended June 30, 2004.

     The Company recognized income of $0.5 million in discontinued components in the six months ended June 30, 2003 related to the cumulative effect of a change in accounting principle (see Note 2, “Summary of Significant Accounting Policies – Accounting Change”).

     The Company recognized a gain of $0.7 million in discontinued components in the three and six months ended June 30, 2003 related to the final accounting of the sale of Snapper in November 2002.

Operating Results

     The combined operating results of the discontinued radio businesses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$4,310	$4,004	$7,535	$6,552
Operating income (loss)	359	(314)	(825)	(1,610)
Net income (loss)	$169	$(95)	$(1,117)	$(1,287)

     The combined operating results of the discontinued cable television businesses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$—	$3,174	$2,080	$6,111
Operating income	—	369	387	89
Net income	$—	$681	$382	$154

     Included in the discontinued cable businesses’ operating results for the six months ended June 30, 2004 are the operating results of Vilsat. However, subsequent to March 31, 2004, the Company has accounted for its interest in Vilsat following the cost basis method of accounting. Vilsat operates a cable television business in Vilnius, Lithuania and is 85% owned by the Company. The decision to follow the cost basis method of accounting was principally due to the Company’s inability to readily obtain reliable and timely financial information associated with the financial performance of Vilsat for purposes of inclusion within the Company’s consolidated financial statements. Further, since the Company’s carrying value in Vilsat is negligible and it has no obligation or intention to fund future amounts to Vilsat, the Company’s carrying value should not change in future periods.

     The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$828	$1,402
Other receivables	—	1,064
Other current assets	3,031	3,093

Current assets	$3,859	$5,559

Intangible assets, net	$4,188	$4,977
Goodwill	1,866	8,748
Property, plant and equipment, net	1,677	5,647
Other noncurrent assets	699	713

Noncurrent assets	$8,430	$20,085

Accounts payable	$1,445	$2,766
Accrued expenses	3,959	4,421

Current liabilities	$5,404	$7,187

Long-term liabilities	$233	$376

4. Change in Basis of Presentation

     The Company is in a commercial dispute with Mtatsminda Ltd. (“Mtatsminda”), owner of a 15% interest in Ayety.

     On June 2, 2004, Mtatsminda sent a letter to the Company in which it addressed four issues. First, Mtatsminda requested that the Company cause Ayety to renegotiate the terms pursuant to which Ayety is using 11 broadcast frequencies which belong to Mtatsminda. Second, Mtatsminda alleges that the Company has an obligation to pay property taxes on the buildings owned by an affiliate of the Company in Tbilisi and that the Company has failed to meet this obligation. Third, Mtatsminda disputes the amount of certain loans made by the Company to Ayety. Fourth, Mtatsminda alleges that the Company may have violated laws against bribery of foreign officials and possibly engaged in other improper or illegal conduct. These issues were again raised by Mtatsminda in a letter addressed to the Company, dated June 25, 2004.

     With respect to the broadcast frequencies, Ayety has been using the 11 frequencies under an agreement with Mtatsminda which recently expired. Ayety is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company is currently investigating this allegation and has retained outside legal counsel to assist with this investigation. The Company believes that the amount of tax due, if any, is relatively low and it has been advised by outside legal counsel that the risk of a tax assessment is remote. Further, the Company believes that the allegations related to the amount of the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.

     The Company believes that the fourth allegation is substantially similar to those raised previously by certain Georgian individuals and described in Note 12, “Commitments and Contingencies — Georgian Matters.” The Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into the allegations of possible improper or illegal conduct made by the Georgian individuals. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation did not uncover any specific factual support for the allegations regarding violations of laws against bribery of foreign officials, including the Foreign Corrupt Practices Act, or other alleged improper or illegal conduct. The Audit Committee of the Company’s Board of Directors has reviewed the June 2, 2004 letter sent by Mtatsminda and believes that the allegations made with respect to violations of laws and other improper or illegal conduct are substantially similar to those previously investigated by the Company’s outside counsel. For this reason, the Audit Committee has determined not to re-open the investigation.

     At the request of Mtatsminda, the Company agreed to participate in a meeting of Ayety shareholders on June 28, 2004. At that meeting, the Company’s intent was to address matters raised in Mtasminda’s letter to the Company dated June 2, 2004 and to also address matters relative to the poor financial performance of Ayety, including the Company’s decision to remove and appoint a new General Director of the business. However, at such meeting, Mtatsminda notified the Company that in March 2003, a new charter of Ayety was prepared and filed in the Georgian courts (which are responsible for company registration in Georgia) (the “New Charter”). Pursuant to the terms of the New Charter, unanimous shareholder approval is required for certain key decisions, including the removal and appointment of a new General Director; whereas previously only a 75% vote was required. Further, at the meeting, Mtatsminda informed the Company that it would not vote “for” the Company’s proposal regarding the removal of Ayety’s General Director. In addition, Mtatsminda also informed the Company representatives that they believed the Company, through its control of Ayety, had disadvantaged Mtatsminda by ensuring that Ayety’s business performed poorly.

     The Company believes that the legality of the changes to the charter are questionable and can be disputed by the Company on the basis that the New Charter was adopted in a manner that was not in compliance with applicable law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid until successfully challenged.

     Management is attempting to buy-out Mtatsminda’s interest in Ayety. If this course of action fails, the Company might either attempt to resolve the commercial dispute with Mtatsminda, while simultaneously seeking to nullify the New Charter, or the Company may dispose of its interest in Ayety. However, it is uncertain if any of these efforts will succeed.

     Management has concluded that based on the New Charter, Mtatsminda has substantive participating rights, including the ability to block appointment and removal of the General Director and that the Company no longer controls the day-to-day business affairs of Ayety. Accordingly, effective June 30, 2004, the Company will no longer account for its ownership interest in Ayety following the consolidation method of accounting but will follow the equity method of accounting.

     Summarized results of operations of the Company’s consolidated financial statements and proforma results of operations of the Company with Ayety unconsolidated as of all periods presented are as follows (in thousands):

	Three months ended June 30, 2004		Three Months Ended June 30, 2003
	As Presented	Proforma	As Presented	Proforma
Revenues	$19,312	$18,604	$17,802	$17,183
Cost of services	5,741	5,718	5,787	5,781
Selling, general and administrative	8,326	7,665	11,132	10,752
Depreciation and amortization	6,004	5,894	5,172	4,949

Operating loss	$(759)	$(673)	$(4,289)	$(4,299)

Equity in income of unconsolidated investees	$5,804	$5,737	$3,867	$3,892

Net (loss) income	$(3,044)	$(3,044)	$27,211	$27,211

	Six months ended June 30, 2004		Six Months Ended June 30, 2003
	As Presented	Proforma	As Presented	Proforma
Revenues	$37,875	$36,504	$34,456	$33,133
Cost of services	11,745	11,700	10,766	10,743
Selling, general and administrative	15,614	14,403	25,225	24,327
Depreciation and amortization	11,689	11,476	10,215	9,917

Operating loss	$(1,173)	$(1,075)	$(11,750)	$(11,854)

Equity in income of unconsolidated investees	$9,974	$9,910	$6,859	$6,663

Net (loss) income	$(318)	$(318)	$13,444	$13,444

     Summarized balance sheet information of the Company’s consolidated financial statements and proforma balance sheet information of the Company as if Ayety had been unconsolidated as of December 31, 2003 are as follows (in thousands):

	December 31, 2003
	As Presented	Proforma
Current assets	$44,380	$44,316
Investments in and advances to business ventures	34,707	34,759
Property, plant and equipment, net	86,305	85,386
Other long-term assets	61,574	61,574

Total assets	$226,966	$226,035

Current liabilities	$36,589	$35,658

Total liabilities	$207,406	$206,475
Minority interest	32,715	32,715
Total stockholders’ deficit	(13,155)	(13,155)

Total liabilities and stockholders’ deficit	$226,966	$226,035

5. Investments in and Advances to Business Ventures

Credit Agreements with Business Ventures

     Advances have historically been made to business ventures in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures’ available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Company has entered into credit agreements with its business ventures, including those classified as discontinued components, to provide up to $17.2 million in funding of which $5.7 million in funding obligations remain at June 30, 2004. The Company’s funding commitments are contingent on its approval of the respective business ventures’ business plans.

     Such funding commitments and outstanding credit agreement balances have been significantly reduced since January 1, 2003, principally due to dispositions of business ventures during the eighteen months ended June 30, 2004. In addition, outstanding credit agreement balances have been reduced by business venture repayments, including Magticom’s repayment of its obligation to the Company in the first quarter of 2003, partially offset by interest accruals and limited funding by the Company to existing business ventures.

     The following table summarizes the credit agreement activity for the six months ended June 30, 2004 and 2003 (in thousands):

	Total Contracted Amount		Total Available Credit Obligation
	Six months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Balances at January 1, 2004 and 2003, respectively	$29,929	$103,963	$6,251	$18,388
Reductions due to dispositions of businesses	(12,700)	(29,048)	(250)	(5,979)
Reductions due to termination of agreements, net of increases in Agreements	—	(18,650)	(345)	(17,192)
Increase due to payments received and forgiveness of debt, net of advances given and interest accrued	—	—	30	8,976

Balances at June 30, 2004 and 2003, respectively	$17,229	$56,265	$5,686	$4,193

Investments in and Advances to Business Ventures

     As of June 30, 2004 and December 31, 2003, the Company’s investment in and advances to business ventures line item included within the Company’s consolidated balance sheet reflects the Company’s 49% equity investment in Magticom through Telcell

Wireless, LLC, a 70.41% owned subsidiary holding company for which the Company follows the consolidation method of accounting. The Company’s effective ownership of Magticom is 34.5%.

     As further described in Note 4, “Change in Basis of Presentation,” as of June 30, 2004, the Company’s investment in and advances to business ventures line item also includes the Company’s net investment in Ayety.

     The components of the Company’s investments in and advances to business ventures are as follows (in thousands):

	June 30, 2004	December 31, 2003
Equity in net assets acquired	$2,450	$2,450
Accumulated income recognized	45,146	35,172
Accumulated dividends received	(12,794)	(1,361)
Equity portion of cumulative translation adjustment	391	(1,554)
Net investment in Ayety	27	—

Total investments in and advances to business ventures	$35,220	$34,707

Changes in the Investments in and Advances to Business Ventures

     The changes in the investments in and advances to business ventures are as follows (in thousands):

	Six months ended June 30,
	2004	2003
Balance, at beginning of period	$34,707	$30,720
Dividends received	(11,433)	(1,361)
Cash repayments and other	—	(11,101)
Equity ownership in income	9,974	5,325
Cumulative effect adjustment on income for lag period	—	3,248
Equity portion of cumulative translation adjustment	1,945	(1,776)
Conversion from consolidation to equity method for Ayety	27	—

Balance, at end of period	$35,220	$25,055

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

Cosmos TV Transaction

     On March 26, 2004, the Company announced that it has completed the sale of its interests in various cable ventures, including Cosmos TV (“Cosmos”), to Star Broadband Limited, a British Virgin Islands company, which is controlled by Dominic Reid, former General Director of the Company’s cable business group, for $0.7 million.

     The results of Cosmos are presented in the Statement of Operations of the Company as continuing operations and have been included in the “Equity in income (losses) of unconsolidated investees.”

Teleplus Transaction

     On November 21, 2003, the Company sold all of its interest in the St. Petersburg, Russia cable television company, Teleplus, to a Russian company “Svyaz-Kapital” and AVT Systems Ltd., a company organized under the laws of Cayman Islands, for cash consideration of $0.9 million. The Company recognized a gain of $0.7 million on the disposition in the three months ended December 31, 2003.

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

Financial Information

     The following tables represent summary financial information for the Company’s operating unconsolidated business ventures, including those disposed, up to the date of disposition, being grouped as indicated as of and for the three and six months ended June 30, 2004 and 2003. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended June 30, 2004
	Wireless	Cable
	Telephony	Television	Total
Revenues	$23,070	$—	$23,070
Cost of services	2,865	—	2,865
Selling, general and administrative	2,495	—	2,495
Depreciation and amortization	3,222	—	3,222

Operating income	14,488	—	14,488
Interest and other income (expense), net	1,102	—	1,102
Income tax expense	(3,747)	—	(3,747)

Net income	$11,843	$—	$11,843

Capital expenditures	$3,407	$—	$3,407

Equity in income of unconsolidated investees	$5,804	$—	$5,804

	Three months ended June 30, 2003
	Fixed	Wireless	Cable
	Telephony	Telephony	Television	Total
Revenues	$4,657	$17,791	$2,931	$25,379
Cost of services	2,976	2,820	513	6,309
Selling, general and administrative	919	2,497	1,604	5,020
Depreciation and amortization	516	3,547	516	4,579

Operating income	246	8,927	298	9,471
Interest and other (expense) income, net	(209)	(69)	497	219
Income tax expense	—	(2,019)	(312)	(2,331)

Net income	$37	$6,839	$483	$7,359

Capital expenditures	$1,415	$9,310	$646	$11,371

Equity in (losses) income of unconsolidated investees	$(74)	$3,418	$523	$3,867

	Six months ended June 30, 2004
	Wireless	Cable
	Telephony	Television	Total
Revenues	$43,921	$665	$44,586
Cost of services	5,631	111	5,742
Selling, general and administrative	5,039	278	5,317
Depreciation and amortization	7,077	98	7,175

Operating income	26,174	178	26,352
Interest and other (expense) income, net	607	(57)	550
Income tax expense	(6,427)	—	(6,427)

Net income	$20,354	$121	$20,475

Capital expenditures	$5,925	$261	$6,186

Equity in income of unconsolidated investees	$9,974	$—	$9,974

	Six months ended June 30, 2003
	Fixed	Wireless	Cable
	Telephony	Telephony	Television	Total
Revenues	$25,270	$33,178	$7,656	$66,104
Cost of services	12,807	5,128	1,483	19,418
Selling, general and administrative	6,814	4,241	4,208	15,263
Depreciation and amortization	4,414	7,121	1,883	13,418

Operating income (loss)	1,235	16,688	82	18,005
Interest and other (expense) income, net	(1,123)	(1,564)	1,731	(956)
Income tax expense	(990)	(4,227)	(352)	(5,569)

Net (loss) income	$(878)	$10,897	$1,461	$11,480

Capital expenditures	$1,798	$12,215	$1,088	$15,101

Equity in (losses) income of unconsolidated investees	$(468)	$5,529	$1,798	$6,859

     The summarized combined balance sheets of Magticom and Ayety as of June 30, 2004 and the summarized balance sheet of Magticom as of December 31, 2003 are as follows (in thousands):

     Balance Sheets

	June 30,	December 31,
	2004	2003
Assets:
Cash	$13,634	$17,858
Accounts receivable, net	2,976	1,303
Other current assets	1,765	771
Property and equipment, net	61,246	57,256
Other long-lived assets	1,585	1,340

Total assets	$81,206	$78,528

Liabilities and business venture’s equity:
Accounts payable	$2,019	$696
Accrued expenses and other liabilities	9,150	8,414
Other long-term liabilities	271	651
Intercompany obligations	16,153	—

Total liabilities	27,593	9,761
Common stock and retained earnings	52,771	71,937
Accumulated other comprehensive income (loss)	842	(3,170)

Business ventures’ equity	53,613	68,767

Total liabilities and business ventures’ equity	$81,206	$78,528

6. Long-term Debt

10½% Senior Notes

     In September 1999, the Company entered into a trust agreement to issue the Senior Notes in the face amount of $210.6 million. The Senior Notes are unsecured but rank senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are not subject to sinking fund requirements and are redeemable at the Company’s option at any time. The principal is due, in its entirety, in September 2007. The Senior Notes bear interest at a rate of 10½% per annum, payable semiannually.

     Under the terms of the indenture governing the Senior Notes, the Company and certain of its subsidiaries are subject to certain covenants pertaining to its financing activities. Such covenants restrict the Company and certain of its subsidiaries from paying dividends, acquiring its capital stock, prepaying subordinated indebtedness, investing in and selling assets and subsidiary stock, and incurring additional indebtedness, among other activities. In addition, upon the occurrence of a change of control (as defined) of the Company, the holders of the Senior Notes have the right to require the Company to repurchase all or any part of the Senior Notes at a cash purchase price of 101% of the face value of the Senior Notes plus accrued interest as of the date of repurchase.

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

7. Stockholders’ Equity

Common Stock

     On September 24, 2003, the Company’s equity securities were removed from quotation on the OTC Bulletin Board trading system (“OTCBB”) because the Company was not then in compliance with NASD Rule 6530. As a result, the Company’s common stock (“Common Stock”) and Preferred Stock were then quoted on the Pink Sheets.

     The Company filed its March 31, 2004 Form 10-Q on June 18, 2004, thus regaining compliance with OTCBB trading eligibility requirements. On August 6, 2004, the Common Stock (OTCBB: MTRM.OB) began trading on the OTC Bulletin Board. The Preferred Stock (OTCPK: MTRMP) remains quoted on the Pink Sheets.

Preferred Stock

     There are 70.0 million authorized shares of preferred stock of the Company of which 4.1 million shares have been issued and designated as Preferred Stock with a liquidation preference of $50.00 per share, all of which were outstanding as of June 30, 2004 and December 31, 2003.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions, (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.

     Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of June 30, 2004, total dividends in arrears are $55.1 million. The dividend requirement for the twelve months ending June 30, 2005 will be $19.5 million, inclusive of the effects of compounding and assuming no payments of the dividends.

     The Preferred Stock is redeemable at any time, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of June 30, 2004, the Company has not redeemed any of the Preferred Stock. The Preferred Stock is not subject to any sinking fund provisions.

     The Preferred Stock is convertible at any time at the option of the holders into shares of Common Stock of the Company. The rate used to determine the number of shares of Common Stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00. As of June 30, 2004, no shares of Preferred Stock have been converted into shares of Common Stock. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, before any payment or distribution is made to the holders of Common Stock or other class of stock subordinated to the Preferred Stock. The holders of the Preferred Stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the Preferred Stock are entitled in the event the liquidation preference cannot be paid in full. Except as described below, the holders of the Preferred Stock have no voting rights.

     In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

     The execution of the Board of Director Nominee Agreement was the result of several discussions, which began in late 2003, that the Company had with several holders of the Company’s Preferred Stock. According to the terms of the Preferred Stock, in the event the Company did not make six (6) consecutive dividend payments on the Preferred Stock, holders of 25% of the voting power of the outstanding Preferred Stock became entitled to compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive.

8. Employee Benefit Plans

     The Company has two principal qualified retirement plans in the United States. These plans covered certain former employees of the Company or one of its subsidiaries. The Plan covering Company personnel was amended effective December 31, 1995 and such benefits were frozen as of that date. The Plan covering the former subsidiaries’ personnel was amended effective December 31, 2002 and such benefits were frozen as of that date. Both plans are noncontributory defined benefit pension plans under which pension benefits are calculated based on years of service and participants’ compensation.

     The Company’s policy has been to make, at a minimum, annual cash contributions to the defined benefit pension plans equal to an actuarially determined amount consistent with federal tax regulations. However, the Company may from time to time make contributions beyond those legally required. In 2004, the Company currently expects to contribute $1.0 million to the defined benefit plans. The Company’s funding objective has been to accumulate funds at a relatively stable rate over the participants’ working lives so benefits are fully funded at retirement.

     The Company also maintains an unqualified, unfunded supplemental retirement plan for certain former executives based in the U.S. The plan is a noncontributory defined benefit pension plan under which pension benefits are calculated based on a formula incorporating years of service and participants’ compensation. In addition, the Company also maintains an unfunded group medical plan and provides life insurance coverage for certain former employees subsequent to retirement. In 2004, the Company expects to contribute $0.4 million to these aforementioned unfunded benefit plans.

     Components of net periodic benefit costs are as follows (in thousands):

	Defined Pension Benefits		Other Benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest cost on benefit obligations	$557	$566	$109	$116
Expected return on plan assets	(552)	(491)	—	—
Recognized net actuarial loss	108	137	23	23
Amortization of transition costs	(42)	(42)	—	—

Total	$71	$170	$132	$139

     The components of net periodic benefit costs for the three months ended June 30, 2004 and 2003 are approximately one-half of the amounts presented for the respective six-month period.

9. Earnings Per Common Share

     Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the periods ended June 30, 2004 and 2003. For the periods ended June 30, 2004 and 2003, 21.2 million and 21.9 million shares, respectively, attributable to the exercise of outstanding options, warrants and convertible preferred stock were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net income (loss) in the computation of EPS.

10. Business Segment Data

     The Company evaluates the performance of its operating segments based on operating income and earnings before taxes and minority interests. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees.

     The Company has continuing operations in Northwest Russia and the Republic of Georgia. The Company’s reporting segments are comprised of (i) fixed telephony, (ii) wireless telephony and (iii) cable television.

     Consolidated fixed telephony is comprised of PeterStar. On October 1, 2003, PeterStar acquired the ownership rights of Baltic Communications Ltd. (“BCL”) and prior to such date, BCL was an indirect wholly owned subsidiary of the Company.

     Unconsolidated wireless telephony is principally comprised of Magticom.

     Consolidated cable television is comprised of Ayety.

     In addition to these business segments, the Company has other operating activities that are carried out in business ventures which are considered discontinued components (See Note 3, “Discontinued Business Components”). Further, the Company had other unconsolidated activities that were carried out in business ventures which were disposed of during 2004 and 2003 (See Note 5, “Investments in and Advances to Business Ventures”).

     The Company’s segment information is set forth for the three and six months ended June 30, 2004 and 2003 in the following tables (in thousands):

	Three months ended June 30, 2004
				Corporate, Other
	Fixed	Wireless	Cable	And
	Telephony	Telephony	Television	Eliminations	Consolidated
Revenues	$18,604	$—	$708	$—	$19,312
Cost of services	5,718	—	23	—	5,741
Selling, general and administrative	4,440	—	661	3,225	8,326
Depreciation and amortization	5,875	—	110	19	6,004

Operating income (loss)	2,571	—	(86)	(3,244)	(759)
Other income (expense):
Equity in (losses) income of unconsolidated investees	—	5,804	—	—	5,804
Interest income (expense), net	46	—	(232)	(3,674)	(3,860)
Foreign currency gain (loss)	493	—	19	(8)	504
Other income (expense)	112	—	—	(21)	91

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$3,222	$5,804	$(299)	$(6,947)	$1,780

	Three months ended June 30, 2003
				Corporate, Other
	Fixed	Wireless	Cable	And
	Telephony	Telephony	Television	Eliminations	Consolidated
Revenues	$17,183	$—	$619	$—	$17,802
Cost of services	5,781	—	6	—	5,787
Selling, general and administrative	3,267	—	380	7,485	11,132
Depreciation and amortization	4,948	—	223	1	5,172

Operating income (loss)	3,187	—	10	(7,486)	(4,289)
Other income (expense):
Equity in (losses) income of unconsolidated investees	(74)	3,418	523	—	3,867
Interest income (expense), net	173	—	(277)	(4,105)	(4,209)
Gain on retirement of debt	—	—	—	24,117	24,117
Foreign currency (loss) gain	(85)	—	55	40	10
Other (expense) income	(270)	—	—	733	463

Income before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$2,931	$3,418	$311	$13,299	$19,959

	Six months ended June 30, 2004
				Corporate, Other
	Fixed	Wireless	Cable	And
	Telephony	Telephony	Television	Eliminations	Consolidated
Revenues	$36,504	$—	$1,371	$—	$37,875
Cost of services	11,700	—	45	—	11,745
Selling, general and administrative	8,102	—	1,211	6,301	15,614
Depreciation and amortization	11,439	—	213	37	11,689

Operating income (loss)	5,263	—	(98)	(6,338)	(1,173)
Other income (expense):
Equity in income of unconsolidated investees	—	9,974	—	—	9,974
Interest expense, net	(36)	—	(460)	(7,380)	(7,876)
Foreign currency (loss) gain	(103)	—	34	(4)	(73)
Other (expense) income	(34)	—	—	—	(34)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$5,090	$9,974	$(524)	$(13,722)	$818

	Six months ended June 30, 2003
				Corporate, Other
	Fixed	Wireless	Cable	And
	Telephony	Telephony	Television	Eliminations	Consolidated
Revenues	$33,133	$—	$1,323	$—	$34,456
Cost of services	10,743	—	23	—	10,766
Selling, general and administrative	6,928	—	898	17,399	25,225
Depreciation and amortization	9,818	—	298	99	10,215

Operating income (loss)	5,644	—	104	(17,498)	(11,750)
Other income (expense):
Equity in income of unconsolidated investees	(468)	5,529	1,798	—	6,859
Interest (expense) income, net	81	—	(476)	(9,302)	(9,697)
Gain on retirement of debt	—	—	—	24,117	24,117
Foreign currency (loss) gain	(361)	—	35	(78)	(404)
Other expense	(277)	—	—	216	(61)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$4,619	$5,529	$1,461	$(2,545)	$9,064

     Information about the Company’s continuing operations by geographic location is as follows (in thousands):

	Revenues
	For the six months ended June 30		Assets
Country/Region	2004	2003	June 30, 2004	December 31, 2003
Russia	$36,504	$33,133	$136,044	$127,033
Georgia	1,371	1,323	35,220	35,669

	$37,875	$34,456	$171,264	$162,702

     The Company has cash of $30.7 million, other assets and minimal fixed assets at its corporate headquarters in the United States.

11. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

     The total allowance for doubtful accounts at June 30, 2004 and December 31, 2003 was $2.0 million.

Intangible Assets

     Intangible assets, other than goodwill, at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Carrying Value	Cost	Amortization	Carrying Value
Licenses	$37,084	$(34,062)	$3,022	$36,755	$(30,235)	$6,520
Assets not subject to amortization:
Numbering capacity	1,325	—	1,325	1,325	—	1,325

	$38,409	$(34,062)	$4,347	$38,080	$(30,235)	$7,845

     Estimated amortization expense is expected to be $3.0 million for the remainder of 2004 and insignificant thereafter.

     The change in the carrying value of goodwill of $0.3 million from December 31, 2003 to June 30, 2004 is principally due to foreign currency fluctuations during the period.

Accrued Expenses

     Accrued expenses at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	2004	2003
Accrued interest	$3,991	$3,991
Self-insurance reserves	3,014	3,149
Deferred revenue	2,856	2,874
Accrued franchise and other taxes	2,971	3,322
Accrued professional fees	2,481	4,598
Accrued pension and personnel costs	1,425	2,802
Other accrued expenses	3,735	3,205

	$20,473	$23,941

Other Long-Term Liabilities

     Other long-term liabilities at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	2004	2003
Pensions	$6,044	$6,204
Deferred revenue	1,446	1,428

	$7,490	$7,632

Accumulated Other Comprehensive Loss

     The accumulated balances for each classification of comprehensive loss are as follows:

	Foreign Currency		Minimum		Other
	Translation		Pension		Comprehensive
	Adjustments		Liability		Loss
	2004	2003	2004	2003	2004	2003
Balances at January 1	$5,619	$5,042	$7,442	$6,906	$13,061	$11,948
Adjustment recognized due to changes in functional currency at subsidiaries	—	1,250	—	—	—	1,250
Realized gains/(losses) as a result of dispositions	23	(377)	—	—	23	(377)
Net period change	(2,027)	1,228	—	—	(2,027)	1,228

Balances at June 30	$3,615	$7,143	$7,442	$6,906	$11,057	$14,049

Supplemental Disclosure of Cash Flow Information

     Supplemental disclosure of cash flow information for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Cash paid during the six months for:
Interest	$8,073	$8,320

Income taxes	$3,731	$1,819

12. Commitments and Contingencies

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

Escrowed Severance

     As a condition of the settlement for the disposal of Snapper’s assets and the termination of its employees, the Company was required to escrow monies owed to former employees under severance arrangements. Such amounts outstanding totaled $1.0 million as of December 31, 2003. During the six months ended June 30, 2004, the Company settled the remaining severance obligations with the former employees at a discount, which resulted in the Company receiving $0.3 million of excess escrowed cash from the escrow agent.

Campbell Litigation

     On March 31, 2003, Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. In November 2002, the Company disposed of all assets and most liabilities of Snapper, Inc. but retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell died on July 14, 2003. In light of Mr. Campbell’s death, his complaint was amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell’s estate was substituted as the plaintiff in this action. Also named as a defendant in this case is Briggs & Stratton, the Company that manufactured the engine of the lawnmower. As more fully described in Note 15, “Subsequent Events – Litigation Settlement – Campbell Litigation,” this matter was settled subsequent to June 30, 2004.

     A complaint was filed against the Company in the Court of Chancery of the State of Delaware. In the complaint Mr. McLaughlin, the plaintiff, is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks proper purpose and is preparing to defend its position in court. However, in order to minimize costs of a potential trial, the Company has entered into discussions with the plaintiff regarding the nature of information sought by him and has provided certain requested documents as appropriate. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations.

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

Georgian Matters

     As previously disclosed, the Company has received letters from, and corresponded with, two Georgian individuals involved in the initial formation of certain of the Company’s business ventures in the Republic of Georgia. These individuals alleged that the Company had not fully complied with its obligations to them under certain contracts. In addition, the individuals alleged that Company personnel may have violated the Foreign Corrupt Practices Act and possibly engaged in other improper or illegal conduct. An investigation of these allegations conducted by the Company’s outside counsel failed to uncover any specific factual support for any of the allegations of illegal or improper conduct. The Company determined that allegations of contractual breach by one of the individuals had no merit and it has bought out the contract of the second individual.

Pension Benefit Guaranty Corporation

     In the second quarter of 2004, the Company engaged in discussions with the Pension Benefit Guaranty Corporation regarding the Company’s June 23, 2003 notice to them that highlighted i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one plan, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to a second plan, (iii) that the Company had recently added extra contributions to one plan, and (iv) that the Company believes that there are no further corrective actions required with respect to either plan. As more fully described in Note 15, “Subsequent Events — Litigation Settlement — Pension Benefit Guaranty Corporation,” this matter was settled subsequent to June 30, 2004.

13. Related Party Transactions

     Metromedia Company, the Company’s largest shareholder, provides certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement (the “CSA”). For the six months ended June 30, 2004 and 2003, the Company paid Metromedia Company consulting fees of $0.2 million pursuant to the CSA. A significant portion of the consulting fees paid to Metromedia Company in the first half of 2004 and 2003 is principally related to tax consulting related services with the remainder for executive managerial, legal and other services. The Company anticipates future payments to Metromedia Company will be principally related to executive managerial services, since Metromedia Company ceased providing significant tax consulting services to the Company in May 2004.

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

14. Acquisitions and Other Transactions

PeterStar Acquisitions

     On April 27, 2004, PeterStar completed the acquisition of 80% of the outstanding shares of Pskov City Telephone Network (“PGTS”), an incumbent local exchange carrier in Northwest Russia, and 89% of the shares of Pskovinterkom, a smaller local exchange carrier in Pskov and a sister company of PGTS. The Pskov district is located in the Northwest region of Russia and borders the Baltic States and Belarus.

     Total consideration for the transactions was $4.1 million, which was fully financed by cash available at PeterStar. PeterStar purchased the remaining 11% of the shares of Pskovinterkom subsequent to June 30, 2004 for nominal consideration. Based on a preliminary analysis of the fair value of the net assets acquired, no goodwill has been recognized in respect of the acquisitions. The Company is currently in the process of analyzing the preliminary assigned fair values.

     The two companies contributed revenues of $0.6 million and incurred a net loss of $0.2 million for the six months ended June 30, 2004.

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

     The Company’s interest in Magticom is held through Telcell, a joint venture with Western Wireless Corporation. The Company owns 70.41% of the outstanding equity interest of Telcell through its wholly-owned subsidiary, International Telcell Cellular, Inc. (“ITC”).

     On April 23, 2004, Magticom issued a dividend of $15.6 million. Telcell, which was entitled to $6.9 million of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze has assigned to Telcell his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. This loan is reflected as a “Note receivable” on the consolidated balance sheet as of June 30, 2004. Magticom expects to pay dividends during the remainder of 2004 in an amount necessary to make this repayment. However, as described more fully below, the expectation is that this loan will be repaid during the third quarter of 2004, as part of a business transaction with Dr. Jokhtaberidze.

     The Company, the equity holders of Telcell, and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. The Company will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, which is currently contemplated to take place by the end of the third quarter of 2004, the Company will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. A portion of Dr. Jokhtaberidze’s cash proceeds from these transactions will be used to repay the aforementioned loan, with $4.8 million of this repayment being distributed to the Company in consequence of its current 70.41% ownership interest in Telcell.

     On May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (the “MOU”) providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest in Magticom from ITC after completion of the restructuring of Dr. Jokhtaberidze’s ownership interest in Magticom as discussed above.

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

15. Subsequent Events

Radio Group Transaction

     On July 8, 2004 the Company entered into an agreement to sell its wholly-owned radio business unit, Metromedia International, Inc. (“MII”), to Communicorp Group Limited (“Communicorp”) for an aggregate cash purchase price of $14.3 million. The agreement also provides for an adjustment to the cash purchase price if the consolidated net assets of MII, at closing, differ by more than two percent (2%) from the projected amount that the Company had provided to Communicorp (the “Net Asset Adjustment Mechanism”). At present, the Company does not anticipate a significant change in the cash purchase price as a result of the Net Asset Adjustment Mechanism.

     MII holds the Company’s interests in seventeen of the Company’s remaining eighteen radio businesses, which operate in Bulgaria, the Czech Republic, Estonia, Finland and Hungary. Communicorp will acquire the outstanding stock of MII for payments of $0.5 million, which has already been received by the Company, $13.0 million at closing and the remainder six (6) months after closing. The agreement with Communicorp anticipates a closing in early September 2004 subject to the satisfaction of certain closing conditions, including confirmatory due diligence by Communicorp. Such due diligence is related to the representations and warranties provided by the Company, including but not limited to, the financial statements of MII (as presented by the Company) failing to reflect unrecorded liabilities in excess of $3.0 million. In a limited number of circumstances, including in the event that Communicorp identifies unrecorded liabilities in excess of $3.0 million prior to closing, Communicorp will have the option to terminate the agreement and receive repayment of the $0.5 million paid by it to the Company.

PeterStar Acquisition

     On August 3, 2004, the Company announced that PeterStar entered into an agreement permitting it to acquire 100% of the outstanding shares of ASPOL-Diamant Murmansk (“ADM-Murmansk”), an alternative telephone operator in the Murmansk region of Northwest Russia. Through its telephony network, utilizing fiber-optic links and digital radio systems, ADM-Murmansk is among the three largest alternative telephone operators in the Murmansk region, focusing on the provision of voice, data and Internet services. The Murmansk region is among Russia’s top regions with a very high Internet penetration rate, ranking third just after Moscow and St. Petersburg, and borders Finland and the Barents Sea (Arctic Ocean).

     PeterStar has entered into a binding share purchase agreement, subject only to Russian regulatory approvals, and anticipates approval for the completion of the transaction late in the third quarter of 2004, or shortly thereafter. The aggregate cash consideration of $2.1 million will be financed by cash available at PeterStar.

Litigation Settlement

Campbell Litigation

     On August 3, 2004, a settlement agreement was reached between the estate of Mr. James Campbell, the Company and other co-defendants with respect to the matter, described in Note 12, “Commitments and Contingencies — Campbell Litigation.” All claims against the Company have been released.

Pension Benefit Guaranty Corporation

     In a letter dated August 6, 2004, the Company was informed by the Pension Benefit Guaranty Corporation that they do not intend to take any action with respect to the matter addressed in the Company’s June 23, 2003 notice to them, as more fully described in Note 12, “Commitments and Contingencies — Pension Benefit Guaranty Corporation.”

MAGTICOM LIMITED

CONDENSED STATEMENTS OF INCOME
(in thousands of US Dollars)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Service revenues	$18,307	$13,148	$34,635	$24,266
Interconnect and other revenues	4,763	3,731	9,286	6,984

Total operating revenues	23,070	16,879	43,921	31,250
Operating expenses:
Cost of services and connection costs	2,865	2,626	5,631	4,714
Selling, general and administrative	2,495	2,155	5,039	3,668
Depreciation and amortization	3,222	3,143	7,077	6,319

Operating income	14,488	8,955	26,174	16,549
Other income (expense):
Interest income	143	1	303	81
Foreign currency income (loss)	956	(40)	197	(89)
Other income (expense)	3	(14)	107	(533)

Income before income tax	15,590	8,902	26,781	16,008
Income tax expense	3,747	1,166	6,427	3,345

Net income	$11,843	$7,736	$20,354	$12,663

See accompanying notes to unaudited condensed financial statements.

MAGTICOM LIMITED

CONDENSED BALANCE SHEETS
(in thousands of US Dollars)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,629	$17,858
Accounts receivable, net	2,904	1,303
Inventory	398	117
Prepaid expenses and other current assets	1,366	654

Total current assets	18,297	19,932
Property, plant and equipment, net	60,292	57,256
Intangible assets, net	1,585	1,340

Total assets	$80,174	$78,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,368	$696
Accrued and other current liabilities	5,026	4,636
Dividends payable	15,555	—
Customer deposits and deferred revenue	3,749	3,778

Total current liabilities	25,698	9,110
Deferred revenue, less current portion	271	651
Stockholders’ equity:
Common stock	3,064	3,064
Paid-in surplus	2,446	2,446
Retained earnings	47,893	66,427
Accumulated other comprehensive income (loss)	802	(3,170)

Total stockholders’ equity	54,205	68,767

Total liabilities and stockholders’ equity	$80,174	$78,528

See accompanying notes to unaudited condensed financial statements

MAGTICOM LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of US Dollars)
(unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income	$20,354	$12,663
Items not requiring cash outlays:
Depreciation and amortization	7,077	6,319
Deferred income tax credit	(254)	—
Provision for doubtful accounts	11	(311)
Loss from disposition of equipment	—	1,230
Changes in:
Accounts receivable	(1,596)	(300)
Inventories	(281)	(85)
Accounts payable	715	334
Other assets and liabilities	(997)	(644)

Cash provided by operating activities	25,029	19,206
Cash used in investing activities – Additions to property, plant and equipment and other	(5,925)	(12,215)
Financing activities:
Dividends paid	(23,333)	(1,361)
Payments on loans payable to shareholder	—	(10,926)

Cash used in financing activities	(23,333)	(12,287)

Net decrease in cash and cash equivalents	(4,229)	(5,296)
Cash and cash equivalents at beginning of period	17,858	7,489

Cash and cash equivalents at end of period	$13,629	$2,193

See accompanying notes to unaudited condensed financial statements.

MAGTICOM LIMITED

Condensed Statements of Stockholders’ Equity and Comprehensive (Loss) Income
(in thousands of US Dollars, except share data)
(unaudited)

	Common Stock				Accumulated
	Number				Other	Total
	of		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	(Loss) Income
Balances at January 1, 2003	1,000	$3,064	$2,446	$38,098	$—	$43,608
Net income	—	—	—	12,663	—	12,663	$12,663
Other comprehensive loss, net of tax:
Adjustment recognized due to change in functional currency	—	—	—	—	(4,217)	(4,217)	(4,217)
Foreign currency translation adjustments	—	—	—	—	(254)	(254)	(254)

Total comprehensive income							$8,192

Dividends	—	—	—	(2,830)	—	(2,830)

Balances at June 30, 2003	1,000	$3,064	$2,446	$47,931	$(4,471)	$48,970

Balances at January 1, 2004	1,000	$3,064	$2,446	$66,427	$(3,170)	$68,767
Net income	—	—	—	20,354	—	20,354	$20,354
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	3,972	3,972	3,972

Total comprehensive income							$24,326

Dividends	—	—	—	(38,888)	—	(38,888)

Balances at June 30, 2004	1,000	$3,064	$2,446	$47,893	$802	$54,205

See accompanying notes to unaudited condensed financial statements.

Magticom Limited

Notes to Unaudited Condensed Financial Statements

1. Description of Business and Basis of Presentation

Description of the Business

     Magticom Limited (“Magticom” or the “Company”) owns and operates a Global System for Mobile (“GSM”) telephone network in the Republic of Georgia, a member of the Commonwealth of Independent States (“CIS”). The Company sells GSM services to individuals and businesses in Georgia. The Company launched commercial service on September 22, 1997.

     The Company was formed on February 12, 1996 as a limited liability company. The Company’s shareholders are Dr. George Jokhtaberidze, a Georgian citizen, who owns a 51% interest, and Telcell Wireless L.L.C. (“Telcell”), a company incorporated in the United States, which owns a 49% interest. Metromedia International Group, Inc. (“MIG”) owns 100% of International Telcell Cellular, Inc. (“ITC”), which is the managing member of Telcell with a 70.41% ownership interest in Telcell. The remaining 29.59% ownership interest of Telcell is indirectly owned by Western Wireless International, Inc. As more fully described in Note 7, “Related Party Transactions”, Dr. George Jokhtaberidze and MIG’s ownership interest in Magticom is subject to a pending restructuring.

Basis of Presentation

     The accompanying interim condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in MIG’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations for the three and six-month periods ended June 30, 2004 and 2003 and its cash flows for the six-month periods ended June 30, 2004 and 2003, have been included. The results of operations for the interim period are not necessarily indicative of the results that may be realized for the full year.

     Certain reclassifications have been made to prior periods’ financial information to conform to current period presentation.

2. Summary of Significant Accounting Policies

Foreign Currency Translation

     The currency of the Republic of Georgia is the Georgian Lari (“GEL”). The GEL is not a convertible currency outside the Republic of Georgia and, accordingly, any conversion of GEL amounts to US dollars should not be construed as a representation that GEL amounts could be in the future converted into US dollars at the exchange rate shown, or at any other exchange rate.

     Until March 31, 2003, the Company’s functional currency was the US Dollar because it reflected the economic substance of the underlying events and circumstances of the Company. On April 1, 2003, the Company determined that the repayment of all loans, which were US Dollar denominated, required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the US Dollar to the GEL. Consequently, at April 1, 2003, the historical bases of the Company’s non-monetary assets were translated from US Dollars to GEL using the exchange rate in effect as of that date, except for the historical base of the Company’s non-monetary assets that were acquired before January 1, 1999, which were set using the exchange rate in effect as of January 1, 1999, because as at that date the GEL ceased to be highly inflationary. The translation of the non-monetary assets using the GEL as functional currency for the period from January 1, 1999 to April 1, 2003 resulted in a decrease in property, plant and equipment of $3,367,000 and an addition of $850,000 to deferred taxes resulting from the temporary differences between the historical bases and the tax bases of the non-monetary assets, which were recorded as a cumulative translation adjustment in equity. The US dollar remains the Company’s reporting currency.

     In accordance with the Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), foreign currency denominated monetary assets and liabilities are translated into GEL at the year-end exchange rate as set by the Central Bank of the Republic of Georgia. Non-monetary assets and liabilities are translated at the rates effective on the date the assets were acquired or liabilities incurred. Foreign currency denominated revenues and expenses have been translated at average rates that materially reflect the rate in effect on the date of the transaction. Exchange gains or losses arising from the translation of foreign currency denominated assets, liabilities, revenues and expenses into GEL are included in net income.

Nonmonetary Transactions

     The Company has certain interconnect arrangements with other mobile telephone providers in the Republic of Georgia for which neither revenues nor costs are reflected in the financial statements of the Company. The Company entered into such arrangements such that it may terminate traffic on other providers’ networks at no cost, while allowing such providers to terminate their traffic on the Company’s excess capacity. Such interconnect arrangements have not been reflected in the financial statements as neither the fair value of the Company’s capacity nor the other providers’ capacity is readily determinable within a reasonable limit. Such agreements are such that neither party is entitled to cash unless certain thresholds are met, which may result in the Company recognizing the incremental costs or revenues dependent upon volumes of traffic. Through June 30, 2004, the Company had not recognized any costs or revenues under these arrangements.

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

     3. Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Telecommunications equipment	$101,922	$93,233
Buildings and leasehold improvements	4,439	2,225
Office equipment, furniture and software	1,858	962
Vehicles	1,186	717
Computer equipment	437	352
Assets under construction	9,873	8,247

	119,715	105,736
Accumulated depreciation and amortization	(59,423)	(48,480)

	$60,292	$57,256

4. Loans Payable to Shareholder

     The Company had an agreement with a shareholder, Telcell, to provide financing. The shareholder financing was initially a $2,000,000 non-interest bearing loan, but was expanded into two additional lines of credit of $6,000,000, entered into in 1997, and $11,000,000, entered into in 1998 resulting in total available financing of $19,000,000. The $6,000,000 line of credit incurred interest at LIBOR plus 5% and the $11,000,000 line of credit of the financing incurred interest at LIBOR plus 3.5%. Such balances were fully repaid on February 21, 2003.

5. Common Stock

     On February 17, 2004, the Company declared dividends to its shareholders totaling $23,333,000 ($23,333 per share) of which, $7,778,000 was paid on February 27, 2004 and the balance as more fully described in Note 7, “Related Party Transactions” was paid on April 23, 2004.

     On April 8, 2004, the Company declared dividends to its shareholders totaling $15,555,000 ($15,555 per share) which is reflected as a dividend payable at June 30, 2004. Such dividends are expected to be paid during the second half of 2004.

6. Commitments and Contingencies

Concentration of Cash Balances

     The Company has on deposit the majority of its available cash with two Georgian banks, of which one held $6,962,000 and the other held $6,415,000 as of June 30, 2004.

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

     Events in the Republic of Georgia arising from widespread discontent over prior public elections, including the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili, have significantly increased the level of political uncertainty. This condition, which is expected to extend into the foreseeable future, increases the level of economic and legal risks that the Company faces with respect to its operations. Present conditions in the Republic of Georgia significantly increase the possibility of general economic distress, civil unrest, civil war, terrorism and a collapse of consumer confidence in the Republic of Georgia, each of which could have a material adverse effect on the Company’s operations.

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

New Draft Tax Code

     On June 13, 2004, the Georgian government presented a new draft Tax Code for public discussion. The draft code is expected to be in effect from January 1, 2005. From twenty-one currently existing taxes in the Republic of Georgia, there are only nine left in the new draft code: social, income, profit, VAT, excise, property, gambling, land and tax on usage of natural resources. According to the draft code, several tax rates are to decrease: the social tax – from 33% to 20%, income tax – from 20% to 12%, VAT – from 20% to 18%. The final Tax Code may differ significantly from the draft Tax Code.

7. Related Party Transactions

     NeoStudia is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the three and six-month periods ended June 30, 2004, the Company incurred $310,000 and for the three and six-month periods ended June 30, 2003, the Company incurred $465,000 and $612,000 respectively, in relation to advertising work and services from NeoStudia.

     MagtiWin is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the three and six-month periods ended June 30, 2004, the Company incurred $446,000 and $479,000, respectively, and for the three and six-month periods ended June 30, 2003, the Company incurred $39,000 and $54,000, respectively, in relation to remodeling costs of the Company’s main offices in Tbilisi.

     Telecom Georgia provides long distance, inter-CIS and local interconnect telephone services to the Company. For the three and six-month periods ended June 30, 2004, the Company incurred interconnection expenses of $539,000 and $955,000, respectively. For the three and six-month periods ended June 30, 2003, the Company incurred interconnection expenses of $569,000 and $1,066,000, respectively. Telecom Georgia is 30% owned by ITC, which is also an indirect majority shareholder of Telcell. Also, the interconnect agreements provide a source of revenue for the Company, which amounted to $708,000 and $1,287,000 for the three and six-month periods ended June 30, 2004, respectively and the revenues for the Company, amounted to $1,115,000 and $1,898,000 for the three and six-month periods ended June 30, 2003, respectively.

     On April 23, 2004, Magticom paid a dividend of $15,555,000, which was attributable to the Company’s dividend declaration on

February 17, 2004. Telcell, which was entitled to $6,860,000 of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze has assigned to Telcell his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. Magticom expects to pay dividends during the remainder of 2004 in an amount necessary to make this repayment. However, as described more fully below, the expectation is that this loan will be repaid during the third quarter of 2004, as part of a business transaction with Dr. Jokhtaberidze.

     ITC, a wholly owned subsidiary of MIG is the managing member of Telcell. MIG, Telcell’s other member and Dr. Jokhtaberidze entered into a binding memorandum of understanding, providing for, upon execution of definitive agreements and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. MIG will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by this memorandum of understanding, which is currently contemplated to take place by the end of the third quarter of 2004, MIG will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. A portion of Dr. Jokhtaberidze’s cash proceeds from these transactions will be used to repay the aforementioned loan, with $4,830,000 of this repayment being distributed to MIG in consequence of its current 70.41% ownership interest in Telcell.

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

     On May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (“the MOU”) providing for issuance by ITC of an assignable option to purchase a 20% ownership interest in Magticom after completion of the restructuring discussed above. Pursuant to the MOU, ITC commits to issue an assignable option (the “Option”) to purchase a 20% ownership interest in Magticom from the direct 51% post-restructuring interest in Magticom that ITC will then own. If the Option is exercised, ITC will retain a 31% direct ownership in Magticom and a 34.5% indirect ownership in Magticom through Telcell.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

     Certain statements set forth below in this Form 10-Q constitute “Forward-looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” on page 57.

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

     In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate. The Company relocated its corporate headquarters from New York City, New York to Charlotte, North Carolina and has achieved a significant reduction in its corporate personnel and office related expenditures. Further reductions in corporate overhead expenditures are expected to follow the final disposition of all remaining non-core media businesses.

     The Restructuring of business interests and corporate operations has progressed substantially and will be fully completed in the near future. As of June 30, 2004, the Company’s remaining non-core media businesses held for sale consisted of eighteen radio broadcast stations and one cable television network. On July 8, 2004, the Company entered into an agreement to dispose of its interests in seventeen of the radio businesses. Such transaction is expected to close during the third quarter. The remaining non-core media businesses are expected to be disposed during the third quarter of 2004. The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

     Both of these business ventures are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also intends to retain its ownership in Ayety (pending the resolution of a dispute with the Company’s minority shareholder), a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest. The Company expects that these businesses can be further developed to strengthen the market position of Magticom. The Company intends to use its corporate cash reserves to provide for the development of these core businesses, with the expectation that their future dividend distributions will be sufficient to meet, on a timely basis, the Company’s corporate overhead requirements and indebtedness interest payment obligations, including those associated with its $152.0 million aggregate principal (full accreted) 10½% Senior Notes, due 2007 (the “Senior Notes”).

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

Liquidity Issues

     As of June 30, 2004 and July 31, 2004, the Company had approximately $31.4 million and $29.8 million, respectively, of unrestricted cash on hand. In addition, as of June 30, 2004, the Company’s consolidated business ventures held $0.9 million of cash. Furthermore, as of June 30, 2004, the Company’s unconsolidated business ventures had $13.6 million of cash on hand which is held in banks in the Republic of Georgia.

     The Company projects that its current corporate cash reserves, anticipated cash proceeds of non-core media business sales and anticipated continuing dividends from core business operations will be sufficient for the Company to meet on a timely basis its future corporate overhead requirements and interest payment obligations, associated with the Senior Notes. However, the Company cannot assure that dividends from core businesses will be declared and paid nor can it assure that it will be successful in completing the sale of its remaining non-core media businesses or that the realized cash proceeds, if any, will be sufficient to meet short-term liquidity requirements. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

     Separately, the Company projects that it has sufficient corporate cash on hand to support the Company’s planned operating, investing and financing cash flows through the end of 2004, including the Company’s $8.0 million semi-annual interest payment due on September 30, 2004 on its Senior Notes. This projection does not include cash inflows that might reasonably arise from cash proceeds realized from the sale of the Company’s non-core media businesses or operating business venture dividend distributions, each of which would further strengthen the Company’s current liquidity position.

     However, the Company does not believe that it has sufficient corporate cash on hand today to support the Company’s planned operating, investing and financing cash flows through March 31, 2005, including the Company’s $8.0 million semi-annual interest payment that is due on March 31, 2005 associated with its Senior Notes.

     If the Company is not able to satisfactorily address the liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide assurances at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders’ deficit and has suffered recurring operating losses and net operating cash deficiencies.

     The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Senior Notes

     In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its Senior Notes in exchange for PLD Telekom’s then outstanding senior notes and convertible subordinated notes. The Senior Notes accrue interest at the rate of 10½% per year, payable semi-annually in cash. On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company (“Adamant”), in which the Company conveyed its ownership interest in certain of its businesses in Russia in exchange for, among other things, approximately $58.6 million, face value, of the Company’s Senior Notes held by Adamant. With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.

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

Convertible Preferred Stock

     As of June 30, 2004, there were 4.1 million shares of the Company’s Preferred Stock, par value $1.00 issued and outstanding.

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

     Through March 15, 2001, the Company paid its quarterly dividends on the Preferred Stock in cash. The Company has elected not to declare dividend for any quarterly dividend periods ending after June 15, 2001. As June 30, 2004, total dividends in arrears were $55.1 million. The dividend requirement for the twelve months ending June 30, 2005 will be $19.5 million, including the effects of compounding and assuming there are no payments of the dividends.

     Except as described in this paragraph, the holders of the Preferred Stock have no voting rights. In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

     The execution of the Board of Director Nominee Agreement was the culmination of several discussions, which began in late 2003, that the Company had with several holders of the Company’s Preferred Stock. According to the terms of the Preferred Stock, in the event the Company did not make six (6) consecutive dividend payments on the Preferred Stock, holders of 25% of the voting power of the outstanding Preferred Stock became entitled to compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive.

Business Venture Support and Corporate Overhead Costs

     In the years ended December 31, 2003 and 2002, the Company expended $29.3 million, and $28.2 million, respectively, on support of its subsidiary business ventures and corporate overheads. As previously noted, the Company is a holding Company, and as such, is dependent on distributions from its business ventures, which have been used by the Company to fund such expenditures. The Company provides business development, marketing and financial reporting services to its operating units. The principal components of the Company’s corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs (e.g., insurance and regulatory compliance costs).

     The Company anticipates that its 2004 corporate overhead expenses will be significantly lower than what it incurred in 2003. Current expectations are that overhead will approximate $10.0 million to $12.0 million over the next twelve months. However, the Company’s anticipates that its corporate cash outlays during the twelve months ended June 30, 2005 will include $15.8 million for interest payments on the Senior Notes and an estimated $14.0 million to $16.0 million to fund corporate operations and retire existing corporate obligations as they come due. For further discussions, see “Consolidated Results of Operations for the six months ended June 30, 2004 compared to the Consolidated Results of Operations for the six months ended June 30, 2003, Other Consolidated Results.”

Commitments

     Benefit Plans. The Company sponsors two defined benefit pension plans, a supplemental retirement plan and a postretirement medical benefit plan for certain former employees of the Company (the “Benefit Plans”). The Company’s anticipated expenditures for the Benefit Plans are dependent on various assumptions regarding the ultimate obligation to be paid by the Company on behalf of the participants. Based on present assumptions, the Company expects 2004 benefits to be paid by these Benefit Plans to be $1.5 million, as compared with $1.6 million in both 2003 and 2002.

     The funding obligations for the Benefit Plans are also dependent on investment returns, discount rates and actuarial assumptions, including mortality rates, inflation and retirement age. Based on present assumptions, the Company expects 2004 cash funding for the Benefit Plans to be $1.0 million, as compared to $2.2 million and $0.9 million in 2003 and 2002, respectively. However, assumptions are reviewed regularly and the Company may make contributions beyond those that are currently anticipated. As of June 30, 2004, the Company had contributed $0.6 million of its estimated contributions. As of December 31, 2003, the unfunded status of the Benefit

Plans was $7.7 million as compared with $9.2 million as of December 31, 2002. The improvement in the unfunded status from December 31, 2002 to December 31, 2003, is attributable to actual return on plan assets and employer contributions being in excess of benefits paid pursuant to these Benefit Plans.

     The Company also maintains an unqualified, unfunded supplemental retirement plan for certain former executives based in the U.S. The plan is a noncontributory defined benefit pension plan under which pension benefits are calculated based on a formula incorporating years of service and participants’ compensation. In addition, the Company also maintains an unfunded group medical plan and provides life insurance coverage for certain former employees subsequent to retirement. In 2004, the Company expects to contribute $0.4 million to these aforementioned unfunded benefit plans.

     Credit Agreements. The Company has entered into credit agreements with its business ventures, including those classified as discontinued components, to provide up to $17.2 million in funding of which $5.7 million in funding obligations remain at June 30, 2004. The Company’s funding commitments are contingent on its approval of the respective business ventures’ business plans.

Capital Resources

     The Company’s capital expenditure program for the twelve months ended June 30, 2005 for its core businesses, inclusive of Magticom, is anticipated to approximate $30.9 million. The Company does not anticipate that corporate headquarters cash resources will be required to fund this program; that is, the Company believes that this amount will be funded by the cash reserves and operating cash flows of the respective business ventures.

Discussion of Changes in Financial Position

     The Company’s current ratio, defined as total current assets divided by total current liabilities, improved from 1.2 to 1.8 as of December 31, 2003 and June 30, 2004, respectively. The improvement in the current ratio is a result of the net positive cash-flow influence due to the disposition of non-core media businesses during the first six months of 2004, positive cash flows at PeterStar and the impact of cash dividends from Magticom in the period. The receipt of these proceeds has allowed the Company to continue to fund its operations to meet its current obligations on a timely basis while maintaining an overall positive current ratio. A summary of cash flows from continuing operations is as follows (in thousands):

	Six months ended June 30,
	2004	2003
Cash flows used in operating activities	$(5,571)	$(13,230)
Cash paid for the acquisition of property, plant and equipment	$(6,708)	$(5,863)
Cash (used in) provided by investing activities	$(5,749)	$5,181
Cash used in financing activities	$(1,560)	$(7,480)
Cash provided by discontinued components, net	$18,299	$7,260

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Cash Flows from Operating Activities

     Cash used in operating activities for the six months ended June 30, 2004 was $5.6 million, which is an improvement of $7.7 million as compared to cash used in operating activities for the six months ended June 30, 2003. The results of continuing operations, net of non-cash adjustments, resulted in an increase in cash inflows period-over-period of $13.4 million. This increase was partially offset by an increase in the use of cash for operating assets and liabilities in 2004 of $5.7 million.

     The $13.4 million increase in cash inflows from continuing operations, net of non-cash adjustments, primarily reflects the $11.0 million reduction of the operating loss for the comparable periods, in addition to the $1.8 million reduction in interest expense in 2004. The reduction of the operating loss was principally driven by increased sales and a reduction in selling, general and administrative expenses. The $3.9 million increase in revenue had a positive impact on cash as the average days sales in receivables decreased to 26 days for the six months ended June 30, 2004 as compared to 31 days in 2003. The $9.6 million reduction in selling, general and administrative expenses had a significant impact on cash as the majority of the reduction was seen in salaries and benefits as well as overall professional fees, both of which are typically paid in the period in which the expense is incurred. The decrease in the interest expense and the related payments in 2004 is due to the reduction in the outstanding balance of the Senior Notes on a period-over-period basis, due to the Adamant Transaction.

     The $5.7 million increase in the use of cash for operating assets and liabilities primarily reflects the pay down in 2004 of historical liabilities, including amounts for professional fees and pension liabilities, as well as an overall reduction in trade accounts payable on a period-over-period basis. Based on the overall cash position of the Company in 2004, payables and other obligations were paid more timely as compared to 2003.

Cash Flows from Investing Activities

     Cash used in investing activities for the six months ended June 30, 2004 was $5.7 million as compared to cash provided by investing activities of $5.2 million for the six months ended June 30, 2003. The period-over-period change is principally attributable to the distributions from equity ventures, primarily Magticom, which were $4.6 million in 2004 as compared to $12.3 million in 2003. The distribution from Magticom in 2003 included a repayment of the outstanding credit line with the Company.

     PeterStar used $4.3 million of cash on hand to fund business acquisitions in 2004. In 2003, PeterStar used $1.2 million of cash to purchase short-term investments and other intangibles.

     The Company expended $6.7 million and $5.9 million in the six months ended June 30, 2004 and 2003, respectively. Such capital expenditures were principally to fund the growth of PeterStar and the efforts of PeterStar to market highspeed digital fiber network in lieu of traditional copper telephone infrastructure.

Cash Flows from Financing Activities

     Cash used in financing activities for the six months ended June 30, 2004 was $1.6 million as compared to $7.5 million for the six months ended June 30, 2003. The change in financing cash flows in 2004 is principally due to less dividends and other distributions received from Magticom and PeterStar, resulting in lower payments to minority shareholders.

Cash Flows from Discontinued Components

     Cash provided by discontinued components increased to $18.3 million for the six months ended June 30, 2004 as compared to $7.3 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company received $16.0 million, $1.5 million and $0.5 million related to the sales of Romsat, ATK and Radio Skonto, respectively. During the six months ended June 30, 2003, the Company received net cash of $3.9 million and $5.0 million from the sale of Technocom and from the Adamant Transaction, respectively. This cash inflow was partially offset by cash used to fund the operations of discontinued components in 2003.

Results of Operations

Overview

     The Company has continuing operations in Northwest Russia and the Republic of Georgia. The Company’s reporting segments are comprised of (i) fixed telephony, (ii) wireless telephony and (iii) cable television.

     Consolidated fixed telephony is comprised of PeterStar. On October 1, 2003, PeterStar acquired the ownership rights of Baltic Communications Ltd. (“BCL”) and prior to such date, BCL was an indirect wholly owned subsidiary of the Company.

     Unconsolidated wireless telephony is principally comprised of Magticom. In addition, unconsolidated wireless telephony includes Tyumenruskom. The Company disposed of its interests in Tyumenruskom in September 2003.

     Consolidated cable television is comprised of Ayety.

     In addition to these business segments, the Company has other operating activities that are carried out in business ventures, which are considered discontinued components.

     The Company has substantially completed a restructuring in which its interests in most cable television, radio and certain telephony businesses has been or will be sold and a substantially downsized supervisory staff will manage the remaining business ventures. This restructuring was prompted by and is intended to resolve the severe liquidity issues confronting the Company since the beginning of 2002. This restructuring focuses on “core” telephony business operations that are currently self-financed and hold leading positions in their respective markets. These core operations will be held and developed, with the expectation that their future dividend distributions will be sufficient to meet the Company’s debt service and overhead requirements. All other “non-core” operations will be sold with the intention that sale proceeds will mitigate short-term liquidity concerns and provide capital for further core business development.

Segment Information

     The Company’s segment information, including other unconsolidated operating segments, is set forth for the three and six months ended June 30, 2004 and 2003 in the following tables (in thousands):

Segment Information
Three months ended June 30, 2004
(in thousands)

				Corporate, Other
	Fixed	Wireless	Cable	and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$18,604	$—	$708	$—	$19,312
Cost of services	5,718	—	23	—	5,741
Selling, general and administrative	4,440	—	661	3,225	8,326
Depreciation and amortization	5,875	—	110	19	6,004

Operating income (loss)	$2,571	$—	$(86)	$(3,244)	(759)

Unconsolidated Business Ventures
Revenues	$—	$23,070	$—
Costs of services	—	2,865	—
Selling, general and administrative	—	2,495	—
Depreciation and amortization	—	3,222	—

Operating income	$—	$14,488	$—

Net income	$—	$11,843	$—

Equity in income of unconsolidated investees	$—	$5,804	$—		5,804

Interest expense, net					(3,860)
Foreign currency gain					504
Other income					91
Income tax expense					(3,116)
Minority interest					(2,226)

Loss before discontinued components and the cumulative effect of a change in accounting principle					(3,562)
Income from discontinued components					518
Cumulative effect of a change in accounting principle					—

Net loss					$(3,044)

Segment Information
Three months ended June 30, 2003
(in thousands)

				Corporate, Other
	Fixed	Wireless	Cable	and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$17,183	$—	$619	$—	$17,802
Cost of services	5,781	—	6	—	5,787
Selling, general and administrative	3,267	—	380	7,485	11,132
Depreciation and amortization	4,948	—	223	1	5,172

Operating income (loss)	$3,187	$—	$10	$(7,486)	(4,289)

Unconsolidated Business Ventures
Revenues	$4,657	$17,791	$2,931
Costs of services	2,976	2,820	513
Selling, general and administrative	919	2,497	1,604
Depreciation and amortization	516	3,547	516

Operating income	$246	$8,927	$298

Net income	$37	$6,839	$483

Equity in (losses) income of unconsolidated investees	$(74)	$3,418	$523		3,867

Interest expense, net					(4,209)
Gain on retirement of debt					24,117
Foreign currency gain					10
Other income					463
Income tax expense					(2,113)
Minority interest					(1,755)

Income before discontinued components and the cumulative effect of a change in accounting principle					16,091
Income from discontinued components					11,120
Cumulative effect of a change in accounting principle					—

Net income					$27,211

Segment Information
Six months ended June 30, 2004
(in thousands)

				Corporate, Other
	Fixed	Wireless	Cable	and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$36,504	$—	$1,371	$—	$37,875
Cost of services	11,700	—	45	—	11,745
Selling, general and administrative	8,102	—	1,211	6,301	15,614
Depreciation and amortization	11,439	—	213	37	11,689

Operating income (loss)	$5,263	$—	$(98)	$(6,338)	(1,173)

Unconsolidated Business Ventures
Revenues	$—	$43,921	$665
Costs of services	—	5,631	111
Selling, general and administrative	—	5,039	278
Depreciation and amortization	—	7,077	98

Operating income	$—	$26,174	$178

Net income	$—	$20,354	$121

Equity in income of unconsolidated investees	$—	$9,974	$—		9,974

Interest expense, net					(7,876)
Foreign currency loss					(73)
Other expense					(34)
Income tax expense					(3,822)
Minority interest					(4,142)

Loss before discontinued components and the cumulative effect of a change in accounting principle					(7,146)
Income from discontinued components					6,828
Cumulative effect of a change in accounting principle					—

Net loss					$(318)

Segment Information
Six months ended June 30, 2003
(in thousands)

				Corporate, Other
	Fixed	Wireless	Cable	and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$33,133	$—	$1,323	$—	$34,456
Cost of services	10,743	—	23	—	10,766
Selling, general and administrative	6,928	—	898	17,399	25,225
Depreciation and amortization	9,818	—	298	99	10,215

Operating income (loss)	$5,644	$—	$104	$(17,498)	(11,750)

Unconsolidated Business Ventures
Revenues	$25,270	$33,178	$7,656
Costs of services	12,807	5,128	1,483
Selling, general and administrative	6,814	4,241	4,208
Depreciation and amortization	4,414	7,121	1,883

Operating income	$1,235	$16,688	$82

Net (loss) income	$(878)	$10,897	$1,461

Equity in (losses) income of unconsolidated investees	$(468)	$5,529	$1,798		6,859

Interest expense, net					(9,697)
Gain on retirement of debt					24,117
Foreign currency loss					(404)
Other expense					(61)
Income tax expense					(3,483)
Minority interest					(3,988)

Income before discontinued components and the cumulative effect of a change in accounting principle					1,593
Income from discontinued components					9,839
Cumulative effect of a change in accounting principle					2,012

Net income					$13,444

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

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

     Revenues. Fixed telephony revenues increased by $1.4 million (8%) to $18.6 million for the three months ended June 30, 2004 as compared to $17.2 million for the three months ended June 30, 2003.

     This growth in revenues is driven by a $1.0 million increase in data and Internet services, a $0.3 million growth in business fixed revenues and a $0.1 million increase in regulated Vasiliesvsky Island residential telephony. In addition, Pskov City Telephone Network (“PGTS”), which was acquired on April 27, 2004, contributed incremental revenue of $0.6 million during the three months ended June 30, 2004. Such increases were partially offset by a $0.5 million decrease in transit carrier revenues.

     The increase in business fixed revenues was principally due to PeterStar’s efforts to market its highspeed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers. These marketing efforts have also resulted in 92% of new connections for the three months ended June 30, 2004 utilizing PeterStar’s infrastructure versus 84% of new connections for the three months ended June 30, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

     The increase in data and Internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. Management believes that PeterStar has increased its share of the St. Petersburg Internet services market. Further, although management expects that it will continue to experience revenue growth for its data and Internet product portfolio; however, the rate of growth will most likely decline due to competitive pressures.

     Vasilievsky Island represents an area of St. Petersburg where PeterStar provides principally residential telephony services. The revenue increase at Vasilisevsky Island was principally due to an increase in government regulated tariffs. Transit carrier revenues are mainly an opportunity based revenue stream and management does not currently anticipate revenue growth in future periods.

     Gross margin. Fixed telephony gross margin increased by $1.9 million (17%) to $13.3 million for the three months ended June 30, 2004 as compared to $11.4 million for the three months ended June 30, 2003.

     Gross margin increased principally due to revenue growth offset by lower margins on long distance traffic and higher PSTN interconnect and local unbundling costs. Gross margin as a percentage of revenues was 70% for the three months ended June 30, 2004 as compared to 66% for the three months ended June 30, 2003.

     The increase in gross margin percentage is primarily due to better utilization of the PeterStar telecommunications network and reduction of lower margin transit carrier revenues on a year-over-year basis. In addition, the revenues at PGTS are at higher margins than those historically recognized at PeterStar.

     Selling, general and administrative. Fixed telephony selling, general and administrative expenses increased by $1.1 million (36%) to $4.4 million for the three months ended June 30, 2004 as compared to $3.3 million for the three months ended June 30, 2003.

     The significant components of selling, general and administrative expenses for PeterStar for the three months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,667	$1,381
Office related costs	1,146	836
Bad debt expense	443	157
Taxes other than income	308	246
Marketing expenses	293	255
Professional services	162	127
Other expenses	421	265

Total	$4,440	$3,267

     Selling, general and administrative costs increased on a year-over-year basis due to the inclusion of PGTS selling, general and administrative costs of $0.3 million in the quarter, additional personnel costs of $0.2 million due to headcount growth, salary raises to existing personnel of $0.1 million and higher office costs due to the addition of office space at PeterStar’s main office and the opening of a Moscow branch office at the end of 2003.

     Depreciation and amortization. Fixed telephony depreciation and amortization expense increased by $1.0 million to $5.9 million for the three months ended June 30, 2004 as compared to $4.9 million for the three months ended June 30, 2003. This includes $1.8 million and $1.7 million of license amortization for the three months ended June 30, 2004 and 2003, respectively, allocated from corporate headquarters.

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

Cable Television

     Consolidated cable television is comprised of Ayety, a cable television provider in Tbilisi, Georgia. Ayety will not be included in the Company’s consolidated results of operations subsequent to June 30, 2004, as the Company will no longer consolidate the results of Ayety. Until certain governance issues are resolved, the results of Ayety TV will be included in the results of operations of equity interests.

     Revenues. Cable television revenues increased by $0.1 million (14%) to $0.7 million for the three months ended June 30, 2004 as compared to $0.6 million for the three months ended June 30, 2003. The growth in Ayety revenues was caused by an increase in subscribers, which rose from 40 thousand at June 30, 2003 to 41 thousand at June 30, 2004. Revenue on an “average revenue per unit” or ARPU decreased in the comparable periods mainly due to the loss of MMDS (microwave transmission) customers offset by an increase in wired customers. The ARPU is typically higher for MMDS customers. The loss of MMDS customers was also partially offset by an increase in internet revenue due to an increase in subscriber base. Management anticipates that the trend of an overall loss of MMDS subscribers will continue as competitive wired networks continued to expand into areas served by Ayety’s MMDS system.

     Gross margin. Cable television gross margin increased by $0.1 million (12%) to $0.7 million for the three months ended June 30, 2004 as compared to $0.6 million for the three months ended June 30, 2003 due to the increase in revenues period-over-period.

     Selling, general and administrative. Cable television selling, general and administrative expenses increased by $0.3 million (74%) to $0.7 million in the three months ended June 30, 2004 as compared to $0.4 million for the three months ended June 30, 2003. The increase at Ayety reflects a general increase in costs during the three months. The increase is primarily due to increased bad debt expense and increased salaries due to the venture’s assumption of payment for the general director’s salary beginning in June 2003 and increased salaries for network maintenance. Prior to June 2003, the general director’s salary was paid by the corporate office.

     Depreciation and amortization. Cable television depreciation and amortization expense decreased by $0.1 million to $0.1 million for the three months ended June 30, 2004 as compared to $0.2 million for the three months ended June 30, 2003. The decrease in Ayety reflects the fact that certain fixed assets have become fully depreciated.

OTHER CONSOLIDATED RESULTS

     Other consolidated results include the activities of the corporate headquarters, which relate to executive, administrative, logistical and business venture support activities.

     Selling, general and administrative. Selling, general and administrative expenses at the corporate level decreased from $7.5 million in the three months ended June 30, 2003 to $3.2 million for the three months ended June 30, 2004.

     The significant components of corporate selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,051	$3,361
Professional services	988	2,161
Office related expenses and insurance	768	682
Restructuring related professional services	—	525
Other expenses	418	756

Total	$3,225	$7,485

     The significant reduction in selling, general and administrative expenses, on a period-over-period basis, is attributable to Company’s initiatives to reduce corporate overhead burn-rate. The reduction in personnel related costs, on a period-over-period basis, are due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel beginning in the first quarter of 2003. The reduction in restructuring and related professional services costs, on a period-over-period basis, is attributable to the Company’s decision to cease using professional advisors for its restructuring related initiatives in the beginning of the third quarter of 2003. The reduction in professional services costs, on a period-over-period basis, is principally attributable to reduced legal fees. The increase in office related expenses and insurance is primarily due an increase in self-insurance reserves based on a litigation settlement, partially offset by overall lower office expenses such as rent and utilities. Management does not expect significant further reductions in corporate selling, general and administrative costs.

     Interest expense, net. Net interest expense for the three months ended June 30, 2004 decreased by $0.3 million to $3.9 million for the three months ended June 30, 2004 as compared to $4.2 million for the three months ended June 30, 2003. The decrease was primarily due to the reduction in the Senior Notes in the second quarter of 2003. This decrease was partially offset by a reduction in interest income recognized at PeterStar during the comparable periods. PeterStar has been using cash reserves to fund various acquisitions in 2004, whereas excess cash was invested in short-term investments in 2003.

     Equity in income of unconsolidated investees. Equity in income of unconsolidated investees increased by $1.9 million to $5.8 million for the three months ended June 30, 2004 as compared to $3.9 million for the three months ended June 30, 2003. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

     Gain on retirement of debt. On April 24, 2003, the Company completed an exchange with Adamant of certain business ventures for $58.6 million of the Senior Notes. The Company recognized a gain of $24.1 million related to the early extinguishment of the exchanged Senior Notes.

     Income tax expense. Income tax expense increased by $1.0 million to $3.1 million for the three months ended June 30, 2004 as compared to $2.1 million for the three months ended June 30, 2003. The income tax expense in 2004 and 2003 is principally from foreign income taxes on PeterStar’s operations. In addition, the Company incurred withholding taxes of $1.5 million and $0.6 million on its dividends from Magticom and PeterStar during the three months ended June 30, 2004 and 2003, respectively.

     Minority interest. Minority interest represents the allocation of income by the Company’s majority owned subsidiaries and business ventures to its minority ownership interest. For the three months ended June 30, 2004 and 2003, the minority interest was $2.2 million and $1.8 million, respectively. The minority interest amount relates principally to PeterStar’s and Magticom’s operations.

     Income from discontinued components. Income from discontinued components was $0.5 million for the three months ended June 30, 2004 as compared to income of $11.1 million of the three months ended June 30, 2003. In addition to the net income from the operations of the discontinued ventures of $0.2 million in 2004 and net income of $0.6 million in 2003, as further discussed in the section titled “Results of Discontinued Components,” the Company recognized a gain on the disposition of Radio Skonto of $0.3 million in the three months ended June 30, 2004. During the three months ended June 30, 2003, the Company recognized gains of $2.9 million, $7.0 million and $0.7 million related to the disposition of Technocom, the disposition of various business ventures in connection with the Adamant exchange and the final settlement related to the sale of Snapper, respectively.

RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

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

Wireless Telephony

     Unconsolidated wireless telephony in 2004 is comprised of Magticom located in Tbilisi, Georgia and in 2003 Tyumenruskom, located in Tyumen, Russia, was also included. The Company owns effectively 34.5% of Magticom, which operates and markets mobile voice communications in the Republic of Georgia utilizing a GSM telephony infrastructure. The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interests in Tyumenruskom on September 24, 2003.

     Revenues. Wireless telephony revenues increased by $5.3 million (30%) to $23.1 million for the three months ended June 30, 2004 as compared to $17.8 million for the three months ended June 30, 2003. This growth in revenues was primarily attributable to Magticom, the Company’s GSM wireless operator in Georgia, partially offset by the effect of the Company’s sale of Tyumenruskom in September 2003.

     Revenues at Magticom increased by $6.2 million (37%) to $23.1 million for three months ended June 30, 2004 as compared to $16.9 million for three months ended June 30, 2003. This increase in revenues is due to strong growth in the subscriber base. Total subscribers were 362 thousand at June 30, 2004 compared to 284 thousand at June 30, 2003, an increase of 28%. On a comparable currency basis, revenue growth from traffic, period over period, was 26% and the minutes of use growth was also 26%. Accordingly, a portion of revenue growth was attributable to favorable foreign exchange fluctuation. The percentage of increase in revenue is slightly less than the subscriber growth because as the subscriber base expands, newer customers tend to have a slightly lower average revenue.

     Tyumenruskom contributed $0.9 million for the three months ended June 30, 2003.

     Gross margin. Wireless telephony gross margin increased by $5.2 million (35%) to $20.2 million for the three months ended June 30, 2004 as compared to $15.0 million for the three months ended June 30, 2003. This increase was due primarily to the increase in gross margin at Magticom.

     Gross margin at Magticom increased by $5.9 million (42%) to $20.2 million for the three months ended June 30, 2004 as compared to $14.3 million for the three months ended June 30, 2003. Total gross margin dollars increased due to the strong increase in revenue. Gross margin as a percentage of revenues increased four percentage points to 88% in 2004 due to higher network utilization. As a result, the overall fixed costs of services as a percentage of revenue has decreased. In addition, interconnection revenue outpaced interconnection costs. Magticom’s position as a market leader has allowed it to maintain its margins; however, it is expected that margins will erode as competition intensifies in the region.

     Tyumenruskom contributed gross margin of $0.7 million for the three months ended June 30, 2003.

     Selling, general and administrative. Wireless telephony selling, general and administrative expenses remained consistent at $2.5 million for the three months ended June 30, 2004 and 2003.

     The significant components of selling, general and administrative expenses for Magticom for the three months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,310	917
Taxes other than income	745	803
Marketing expenses	314	244
Bad debt recovery	(51)	(1)
Other expenses	177	192

Total	$2,495	2,155

     The increase in selling, general and administrative expenses is primarily due an overall increase in headcount at Magticom and wage increases provided to employees effective January 2004. The increase in personnel related costs was partially offset by lower other taxes during comparable quarters due to the elimination of an entrepreneur tax.

     Tyumenruskom incurred $0.3 million of selling, general and administrative expenses during the three months ended June 30, 2003.

     Depreciation and amortization. Wireless telephony depreciation and amortization expense decreased by $0.3 million to $3.2 million for the three months ended June 30, 2004 as compared to $3.5 million for the three months ended June 30, 2003. This decrease is principally due to the Company’s sale of Tyumenruskom. Depreciation expense for Tyumenruskom for the three months ended June 30, 2003 was $0.4 million. This reduction in depreciation and amortization expense was partially offset by an increase of $0.1 million in depreciation and amortization to $3.2 million at Magticom for the three months ended June 30, 2004, due to an overall increase in fixed assets during the period.

Cable Television

     Unconsolidated cable television was comprised of Cosmos TV, a cable television provider in Minsk, Belarus of which the Company owned 50%. During the three months ended June 30, 2003, cable television was also comprised of Baltcom TV and Teleplus. The Company disposed its interest in Baltcom TV in August 2003, its interest in Teleplus in November 2003 and its interest in Cosmos TV in March 2004.

     Teleplus, Baltcom TV and Cosmos TV generated revenues and operating income of $2.9 million and $0.3 million, respectively, in the three months ended June 30, 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

Fixed Telephony

     Revenues. Fixed telephony revenues increased by $3.4 million (10%) to $36.5 million for the six months ended June 30, 2004 as compared to $33.1 million for the six months ended June 30, 2003.

     This growth in revenues is driven by a $1.7 million increase in data and Internet services, a $1.6 million growth in business fixed revenues and a $0.2 million increase in regulated Vasiliesvsky Island residential telephony. In addition, PGTS, which was acquired on April 27, 2004, contributed incremental revenue of $0.6 million during the six months ended June 30, 2004. Such increases were partially offset by a $0.5 million decrease in transit carrier revenues and $0.2 million decrease in equipment sales.

     The increase in business fixed revenues was principally due to PeterStar’s efforts to market its highspeed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers. These marketing efforts have also resulted in 91% of new connections for the six months ended June 30, 2004 utilizing PeterStar’s infrastructure versus 82% of new connections for the six months ended June 30, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

     The increase in data and Internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. Management believes that PeterStar has increased its share of the St. Petersburg Internet services market. Further, management expects that it will continue to experience revenue growth for its data and Internet product portfolio; however, the rate of growth will most likely decline due to competitive pressures.

     Vasilievsky Island represents an area of St. Petersburg where PeterStar provides principally residential telephony services. The revenue increase at Vasilisevsky Island was principally due to an increase in government regulated tariffs. Transit carrier revenues are mainly an opportunity based revenue stream and management does not currently anticipate revenue growth in future periods.

     Gross margin. Fixed telephony gross margin increased by $2.9 million (13%) to $25.3 million for the six months ended June 30, 2004 as compared to $22.4 million for the six months ended June 30, 2003.

     Gross margin increased principally due to revenue growth offset by lower margins on long distance traffic and higher PSTN interconnect and local unbundling costs. Gross margin as a percentage of revenues was consistent at 68% for the six months ended June 30, 2004 and 2003.

     The increase in the gross margin is primarily due to better utilization of the PeterStar telecommunications network and reduction of lower margin transit carrier revenues on a year-over-year basis. In addition, the revenues at PGTS are at higher margins than those historically recognized at PeterStar. Such increases in the margin percentages were fully offset by lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic volume is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar’s interconnection costs have also increased, which is another factor that has caused PeterStar’s gross margin percentage to decline. As discussed previously, PeterStar has had success in marketing the use of its digital fiber network to its customer base, which management expects will halt the erosion of its gross margin in the short-term as PeterStar should be able to reduce its payments of third-party access fees associated with its historical reliance upon leased copper line telephone infrastructure.

     Selling, general and administrative. Fixed telephony selling, general and administrative expenses increased by $1.2 million (17%) to $8.1 million for the six months ended June 30, 2004 as compared to $6.9 million for the six months ended June 30, 2003.

     The significant components of selling, general and administrative expenses for PeterStar for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$3,177	$2,793
Office related costs	2,115	1,680
Marketing expenses	711	625
Taxes other than income	586	588
Bad debt expense	551	343
Professional services	386	292
Other expenses	576	607

Total	$8,102	$6,928

     Selling general and administrative costs increased on a year-over-year basis due to the inclusion of PGTS selling, general and administrative expenses of $0.3 million, additional personnel costs of $0.2 million due to headcount growth, salary raises to existing personnel of $0.2 million and higher office costs due to the addition of office space at PeterStar’s main office and the opening of a Moscow branch office at the end of 2003.

     Depreciation and amortization. Fixed telephony depreciation and amortization expense increased by $1.6 million to $11.4 million for the six months ended June 30, 2004 as compared to $9.8 million for the six months ended June 30, 2003. This includes $3.6 million and $3.3 million of license amortization for the six months ended June 30, 2004 and 2003, respectively, allocated from corporate headquarters.

     This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to the prior period. Such increase was partially offset by the impairment of certain BCL fixed assets as of March 31, 2003, thereby creating a reduction in its fixed asset depreciable base when compared to prior period.

     With the exception of the allocated license amortization of $3.6 million, management expects that such trend will continue in the foreseeable future. During the fourth quarter of 2004, the allocated license will be fully amortized and the Company projects that the amortization expense for the allocated license will be $6.7 million in 2004.

Cable Television

     Ayety will not be included in the Company’s consolidated results of operations subsequent to June 30, 2004, as the Company will no longer consolidate the results of Ayety. Until certain governance issues are resolved, the results of Ayety will be included in the results of operations of equity interests.

     Revenues. Cable television revenues increased by $0.1 million (4%) to $1.4 million for the six months ended June 30, 2004 as compared to $1.3 million for the six months ended June 30, 2003. The growth in Ayety revenues was caused by foreign currency fluctuations, as, on a comparable currency basis, revenue was essentially unchanged. While total subscribers rose from 40 thousand at June 30, 2003 to 41 thousand at June 30, 2004, revenue on an “average revenue per unit” or ARPU decreased in the comparable periods mainly due to the loss of MMDS (microwave transmission) customers offset by an increase in wired customers. The ARPU is typically higher for MMDS customers. The loss of MMDS customers was also partially offset by an increase in internet revenue due to an increase in subscriber base. Management anticipates that the trend of an overall loss of MMDS subscribers will continue as competitive wired networks continued to expand into areas served by Ayety’s MMDS system.

     Gross margin. Cable television gross margin was unchanged at $1.3 million for the six months ended June 30, 2004 and 2003. Gross margin was favorably impacted by the foreign currency movements period-over-period. This favorable impact was offset by the unfavorable decline in margins due to the loss of MMDS customers.

     Selling, general and administrative. Cable television selling, general and administrative expenses increased by $0.3 million (35%) to $1.2 million for the six months ended June 30, 2004 as compared to $0.9 million for the six months ended June 30, 2003. The increase at Ayety reflects a general increase in costs during 2004. The increase is primarily due to increased salaries due to the venture’s assumption of payment for the general director’s salary beginning in June 2003 and increased salaries for network maintenance. Prior to June 2003, the general director’s salary was paid by the corporate office.

     Depreciation and amortization. Cable television depreciation and amortization expense decreased by $0.1 million to $0.2 million for the six months ended June 30, 2004 as compared to $0.3 million for the six months ended June 30, 2003. The decrease in Ayety reflects the fact that a number of fixed assets have become fully depreciated.

OTHER CONSOLIDATED RESULTS

     Selling, general and administrative. Selling, general and administrative expenses at the corporate level decreased from $17.4 million in the six months ended June 30, 2003 to $6.3 million for the six months ended June 30, 2004.

     The significant components of corporate selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$2,433	$7,230
Professional services	1,755	4,742
Office related expenses and insurance	1,253	1,430
Restructuring related professional services	—	2,588
Other expenses	860	1,409

Total	$6,301	$17,399

     The significant reduction in selling, general and administrative expenses, on a period-over-period basis, is attributable to Company’s initiatives to reduce corporate overhead burn-rate. The reduction in personnel related costs, on a period-over-period basis, are due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel beginning in the first quarter of 2003. The reduction in restructuring and related professional services costs, on a period-over-period basis, is attributable to the Company’s decision to cease using professional advisors for its restructuring related initiatives in the beginning of the third quarter of 2003. The reduction in professional services costs, on a period-over-period basis, is principally attributable to reduced legal fees. The reduction in other expenses primarily reflects a decrease in travel and other related expenses due to the reduced headcount.

     Interest expense, net. Net interest expense for the six months ended June 30, 2004 decreased by $1.8 million to $7.9 million for the six months ended June 30, 2004 as compared to $9.7 million for the six months ended June 30, 2003. The decrease is principally due to the reduction of outstanding Senior Notes.

     Equity in income of unconsolidated investees. Equity in income of unconsolidated investees increased by $3.1 million to $10.0 million for the six months ended June 30, 2004 as compared to $6.9 million for the six months ended June 30, 2003. For further information on the ventures reported under the equity method, refer to the unconsolidated results discussion below.

     Gain on retirement of debt. On April 24, 2003, the Company completed an exchange with Adamant of certain business ventures for $58.6 million of the Senior Notes. The Company recognized a gain of $24.1 million related to the early extinguishment of the exchanged Senior Notes.

     Income tax expense. Income tax expense increased by $0.3 million to $3.8 million for the six months ended June 30, 2004 as compared to $3.5 million for the six months ended June 30, 2003. The income tax expense is principally from foreign income taxes on PeterStar’s operations. Further, in the six months ended June 30, 2004, foreign income taxes were partially offset by a state income tax benefit of $0.6 million during the period. Additional benefits are not anticipated in 2004. In addition, the Company incurred withholding taxes of $1.9 million and $0.6 million on its dividends from Magticom and PeterStar during the six months ended June 30, 2004 and 2003, respectively.

     Minority interest. Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and joint ventures to its minority ownership interest. Minority interest increased by $0.1 million to $4.1 million for the six months ended June 30, 2004 as compared to $4.0 million for the six months ended June 30, 2003. The minority interest amount relates principally to PeterStar’s and Magticom’s operations.

     Income from discontinued components. Income from discontinued components was $6.8 million for the six months ended June 30, 2004 as compared to income of $9.8 million of the six months ended June 30, 2003. In addition to the net losses from the operations of the discontinued ventures of $0.7 million in 2004 and $1.1 million in 2003, as further discussed in the section titled “Results of Discontinued Components,” the Company recognized gains on the disposition of Radio Skonto, ATK and Romsat of $0.3 million, $0.7 million and $5.8 million, respectively, in the six months ended June 30, 2004. In addition, during the six months ended June 30, 2003, the Company recognized a gain of $0.5 million related to the settlement of remaining severance obligations and other liabilities of discontinued components. During the six months ended June 30, 2003, the Company recognized gains of $2.9 million, $7.0 million and $0.7 million related to the disposition of Technocom, the disposition of various business ventures in connection with the Adamant exchange and the final settlement related to the sale of Snapper, respectively.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle of $2.0 million for the six months ended June 30, 2003 represents the effect of the Company changing its accounting policy to bring certain business ventures off of a three-month lag to a real time basis.

RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

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

     During the six months ended June 30, 2003, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

Wireless Telephony

     Revenues. Wireless telephony revenues increased by $10.7 million (32%) to $43.9 million for the six months ended June 30, 2004 as compared to $33.2 million for the six months ended June 30, 2003. This growth in revenues was primarily attributable to Magticom.

     Revenues at Magticom increased by $12.7 million (41%) to $43.9 million for six months ended June 30, 2004 as compared to $31.2 million for six months ended June 30, 2003. This increase in revenues is due to strong growth in the subscriber base. Total subscribers were 362 thousand at June 30, 2004 compared to 284 thousand at June 30, 2003, an increase of 28%. On a comparable currency basis, revenue growth from traffic, period-over-period, was 32% and the minutes of use growth was 33%. Accordingly, a portion of revenue growth was attributable to favorable foreign exchange fluctuation.

     Tyumenruskom, which was sold in September 2003 contributed revenues of $2.0 million for the six months ended June 30, 2003.

     Gross margin. Wireless telephony gross margin increased by $10.2 million (37%) to $38.3 million for the six months ended June 30, 2004 as compared to $28.1 million for the six months ended June 30, 2003. This increase was due primarily to the increase in gross margin at Magticom.

     Gross margin at Magticom increased by $11.8 million (44%) to $38.3 million for the six months ended June 30, 2004 as compared to $26.5 million for the six months ended June 30, 2003. Total gross margin dollars increased due to the strong increase in revenue. Gross margin as a percentage of revenues increased two percentage points to 87% in 2004 due to higher network utilization. As a result, the overall fixed costs of services as a percentage of revenue has decreased. In addition, interconnection revenue outpaced interconnection costs.

     Tyumenruskom contributed gross margin of $1.5 million for the six months ended June 30, 2003.

     Selling, general and administrative. Wireless telephony selling, general and administrative expenses increased by $0.8 million (19%) to $5.0 million for the six months ended June 30, 2004 as compared to $4.2 million for the six months ended June 30, 2003.

     The significant components of selling, general and administrative expenses for Magticom for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$2,557	$1,819
Taxes other than income	1,604	1,303
Marketing expenses	535	425
Bad debt expense (recovery)	18	(298)
Other expenses	325	419

Total	$5,039	$3,668

     The increase in selling, general and administrative expenses is primarily due an increase in personnel costs of $0.7 million due to an overall increase in headcount at Magticom and wage increases provided to employees effective January 2004. In addition, an increase in bad debt expense of $0.3 million is due to a recovery that occurred in 2003 that did not occur in 2004.

     Tyumenruskom incurred $0.5 million of selling, general and administrative expenses during the six months ended June 30, 2003.

     Depreciation and amortization. Wireless telephony depreciation and amortization expense was unchanged at $7.1 million for the six months ended June 30, 2004 and 2003. Tyumenruskom incurred $0.8 million of depreciation and amortization for the six months ended June 30, 2003. This reduction was offset by an increase in depreciation and amortization expense at Magticom due to fixed asset additions during the period.

Cable Television

     Unconsolidated cable television was comprised of Cosmos TV, a cable television provider in Minsk, Belarus of which the Company owned 50%. During the six months ended June 30, 2003, cable television was also comprised of Baltcom TV, Kosmos TV and Teleplus. The Company disposed of its interest in Kosmos TV in April 2003, its interest in Baltcom TV in August 2003, its interest in Teleplus in November 2003 and its interest in Cosmos TV in March 2004.

     The combined companies generated revenues and operating income of $7.7 million and $0.1 million, respectively, in the six months ended June 30, 2003, whereas Cosmos TV generated revenues and operating income of $0.7 million, and $0.2 million, respectively, in the six months ended June 30, 2004.

RESULTS OF DISCONTINUED BUSINESS COMPONENTS

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

     In addition, on May 5, 2003 the Company completed the sale of its ownership interests in Radio Georgia. On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core Radio businesses. As a result, on April 28, 2004, the Company disposed of its interests in Radio Skonto. On July 8, 2004, the Company entered into an agreement to sell all but one of its remaining radio businesses during the third quarter of 2004.

     The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Six months ended June 30,
	2004	2003
Revenues	$7,535	6,552
Operating expenses	8,360	8,162

Operating loss	$(825)	(1,610)

Net loss	$(1,117)	(1,287)

     Revenues. Radio broadcasting revenues increased by $1.0 million to $7.5 million for the six months ended June 30, 2004 as compared to $6.5 million for the six months ended June 30, 2003. A total of $0.8 million of the revenue increase was due to local currency appreciation to the US dollar, principally in Hungary, Finland and Estonia. On a comparable currency basis, several ventures had consistent performance in the comparable periods. The increase in revenue at Metroradio Finland was offset with decreases at Radio Juventus (Hungary) and Country Radio (Czech Republic). The disposal of Radio Skonto also impacted the period comparisons.

     On a comparable currency basis, revenues in Metroradio Finland increased by $0.4 million, primarily as a result of two acquired radio stations as well as the launch of an in-house sales house. The new stations, Suomi Plus and Classic Radio, were launched in May 2003 and November 2003, respectively, and the sales house was established from October 2003. The sales house enables the Company to better serve advertisers needs by selling tailor-made advertising on individual stations and/or clusters of stations.

     Revenues at Juventus Radio decreased by $0.2 million as a consequence of increased rate competition by national competitors and a general decline in the national radio advertising market. In addition, one of the venture’s key clients temporarily halted advertising during the three months ended June 30, 2004 due to a change in the client’s ownership.

     Revenues at Country Radio decreased by $0.1 million on a comparable currency basis for the six months ended June 30, 2004 due to a change in the sales arrangement at the sales house, coupled with a shortfall in direct revenues. The annual agency sales agreement for 2004 is based on a fixed guarantee instead of a minimum guarantee, as was the case in 2003. The fixed guarantee for the year will result in consistent sales on an annual basis. Direct sales have decreased year on year primarily due to rate competition.

     Radio Skonto contributed incremental revenue of $0.1 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2004.

     Operating expenses. Radio broadcasting operating expenses increased by $0.2 million to $8.4 million for the six months ended June 30, 2004 as compared to $8.2 million for the six months ended June 30, 2003. The increase reflects an increase due to currency fluctuations partially offset by cost savings. The increase in the net movement in operating expenses attributable to local currency appreciation was $0.8 million. On a comparable currency basis, a decrease of $0.3 million was realized over the prior year period. The comparable currency basis decrease in operating expenses for the six months ended June 30, 2004 was primarily due to a decrease at Juventus partially offset by an increase at Metroradio Finland. The disposal of Radio Skonto also impacted the period-over-period comparison.

     The comparable currency basis decrease in operating expenses of $0.8 million at Juventus was primarily due to the successful outcome of Juventus’ negotiations with the Hungarian media regulators to reduce broadcast license fees from July 2003, as well as cost savings in other expenses resulting from restructuring and streamlining operations at Juventus’ radio broadcasting.

     The comparable currency basis increase in operating expenses of $0.5 million at Metroradio Finland was due to increased operational as well as sales-related expenses due to the launch of the two additional stations. In addition to an increase in sales-related expenses including sales commissions and royalties, operating expenses for salaries, advertising, transmitter rent and programming increased as a result of operating two additional stations in the 2004 period.

     Radio Skonto incurred incremental operating expenses of $0.1 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2004.

Discontinued Business Components — Cable Television

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose the remaining non-core cable businesses, with the exception of Ayety. As a result, the Company disposed of its interests in Sun TV, Romsat and ATK on November 12, 2003, March 4, 2004 and March 26, 2004, respectively.

     The combined results of operations of the discontinued Cable television businesses up to their respective dates of sale are as follows (in thousands):

	Six months ended June 30,
	2004	2003
Revenues	$2,080	6,111
Cost of services	450	1,388
Operating expenses	1,243	4,634

Operating income	$387	89

Net income	$382	154

     Revenues. Cable television revenues decreased by $4.0 million to $2.1 million for the six months ended June 30, 2004 as compared to $6.1 million for the six months ended June 30, 2003. Sun TV contributed revenue of $1.1 million for the six months ended June 30, 2003 and Romsat and ATK contributed incremental revenue of $2.1 million and $0.5 million, respectively, for the six months ended June 30, 2003 as compared to the same period in 2004.

     Gross margin. Cable television gross margin decreased by $3.1 million to $1.6 million for the six months ended June 30, 2004 as compared to $4.7 million for the six months ended June 30, 2003. Sun TV contributed gross margin of $0.9 million for the six months ended June 30, 2003 and Romsat and ATK contributed incremental gross margin of $1.6 million and $0.4 million, respectively, for the six months ended June 30, 2003 as compared to the same period in 2004.

     Operating expenses. Cable television operating expenses decreased by $3.4 million to $1.2 million for the six months ended June 30, 2004 as compared to $4.6 million for the six months ended June 30, 2003. Sun TV incurred operating expenses of $1.0 million for the six months ended June 30, 2003 and Romsat and ATK incurred incremental operating expenses of $1.8 million and $0.4 million, respectively, for the six months ended June 30, 2003 as compared to the same period in 2004.

Critical Accounting Policies

     The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, self-insured workers’ compensation claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or customers otherwise do not pay, additional allowances may be required.

The Company holds minority interests in business ventures and the Company accounts for such interests under the equity method. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, weighting various possible scenarios for management’s assessment of probability of occurrence and discounting the probability-weighted cash flows at an appropriate rate.

The Company assesses its level of control over the operating and financial decisions of its business ventures when determining whether to account for their operations at cost, or using the equity method or as consolidated entities. The assessment considers all relevant facts including the Company’s voting interests and the existence of protective or participating rights of other parties. The Company monitors changes in its level of control due to changes in ownership percentages as well as external factors that may affect its influence or control and responds accordingly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-US dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Russia and the Republic of Georgia.

Interest Rate

     The majority of the Company’s debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for changes in interest rates, the Company’s fixed interest rate of 10½% on its Senior Notes would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, the Company’s long-term debt and that of its operating businesses are denominated in or tied to US dollars. The Company does not believe that the Company’s debt not denominated in US dollars exposes the Company to a material market risk from changes in foreign exchange rates.

Inflation and Foreign Currency

     The effects of inflation in the respective markets that the Company’s business ventures operate, is reflected with the Company’s business ventures financial results as effects of foreign currency fluctuations.

     The Company does not currently hedge against foreign exchange rate risks. In the majority of countries that the Company’s business ventures operate, the currencies (such as the Russian Ruble and Georgian Lari) are non-convertible outside the country, so the Company’s ability to hedge against devaluation by converting to other currencies is significantly limited or cost prohibitive. In these countries, a sophisticated or reliable market for the trade of derivative instruments in order to allow the Company to hedge foreign currency risk does not currently exist. Accordingly, the Company seeks to maintain the minimal amount of foreign currency on hand to reduce its exposure.

     The Company’s strategy is to minimize its foreign currency risk. Whenever possible, the Company bills and collects revenues in US dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. However, due to the strengthening of the Russian Ruble, effective September 1, 2003 PeterStar began billing and collecting in Russian Rubles; provided that, included within the terms of the majority of contracts with businesses, PeterStar has retained the right to change the billing currency should PeterStar deem the circumstances warrant such a change. As a result, PeterStar changed its functional currency to the Russian Ruble effective October 1, 2003. In addition, due to changes in its principal liabilities, Magticom changed its functional currency to the Georgian Lari effective April 1, 2003.

     The Company is exposed to foreign exchange price risk in that a substantial portion of its operations are located outside of the United States. In remeasuring the financial statements stated in the local currency into the reporting currency, US dollars, a cumulative translation adjustment may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a 10% devaluation of the Russian Ruble in the six months ended June 30, 2004, for example, would have resulted in a increase to the Company’s net loss of $0.2 million, with all other variables held constant. In addition, certain of the Company’s business ventures accounted for under the equity method could be exposed to foreign exchange price risk. The Company’s exposure to these risks is limited by its less significant ownership interest.

     The Company’s business ventures are generally permitted to maintain US dollar accounts to service their US dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Company’s subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase.

     The following table provides information about our principal financial instruments denominated in Russian Rubles and presents such information in US dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates:

	June 30, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$515	$1,233
Accounts receivable, net	4,253	893
Prepaids and other assets	573	447
CURRENT LIABILITIES
Accrued expenses	690	206
Closing foreign currency exchange rate	29.03	29.45

     In addition to the above exposure to changes in the exchange rate of the Russian Ruble, the Company is exposed for its investments in the Republic of Georgia, principally Magticom, for changes in the exchange rate of the Georgian Lari. The Company’s net investment in Magticom as of June 30, 2004 and December 31, 2003 totaled $35.2 million and $34.7 million, respectively.

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

•	liquidity issues facing the Company, and the restructuring of the Company;

•	the ability of the Company to complete the sale of its non-core businesses;

•	the ability to obtain the requisite consents for any sales of the Company’s businesses;

•	the timing and structure of any sale of the Company’s businesses;

•	the consideration or values obtained by the Company for any businesses that are sold;

•	general economic and business conditions, which will, among other things, impact demand for the Company’s products and services;

•	competition from other communications companies or companies engaged in related businesses, which may affect the Company’s ability to enter into or acquire new businesses, or generate revenues;

•	political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation in Russia and the Republic of Georgia, including the effect of the new law “On Telecommunications” in Russia and the proposed changes to the Tax Code in the Republic of Georgia, which may affect the Company’s results of operations;

•	timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of these projects;

•	developing legal structures in Russia and the Republic of Georgia, which may affect the Company’s ability to enforce its legal rights;

•	cooperation of local partners in the Company’s communications investments in Russia and the Republic of Georgia, which may affect the Company’s results of operations;

•	exchange rate fluctuations;

•	license renewals for the Company’s communications investments in Russia and the Republic of Georgia;

•	the loss of any significant customers, or the deterioration of credit quality of the Company’s customers;

•	changes in business strategy or development plans;

•	the quality of management;

•	the availability of qualified personnel;

•	changes in or the failure to comply with government regulation or actions of regulatory bodies, and

•	other factors referenced in this document.

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

Item 4. Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. An evaluation was performed by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective. The principal basis for the Officers’ conclusion is attributable to the fact that the Company is a holding company with shareholder interests in business ventures that conduct their operations in Northwest Russia and the Republic of Georgia. Specific factors contributing to this conclusion include:

•	The effective oversight by the Company of the business managers who are responsible for managing the daily business matters of the Company’s business ventures, both consolidated and unconsolidated, may be encumbered due to business practice common within the geographic area of the business operations, the degree of the Company’s historic and current participation as a shareholder within the respective businesses and resource constraints imposed by the Company’s current liquidity situation;

•	The Company does not control and may be limited in its participation in management of its unconsolidated business ventures. Thus, its disclosure controls and procedures with respect to such business ventures are necessarily more limited than those it maintains with respect to its consolidated business ventures; and

•	In addition, the Company has experienced, and may continue to experience, difficulty and significant cost in the timely collection of financial data with respect to certain of its business ventures. The emerging market countries in which the Company operates lack standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

     There were no changes during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     See Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for information on outstanding litigation and environmental matters.

     In addition to the matters described in the Company’s Annual Report on Form 10-K, the Company is involved in the matter described below:

Commercial Dispute

     The Company is in a commercial dispute with Mtatsminda, the owner of a 15% minority interest in Ayety.

     On June 2, 2004, Mtatsminda sent a letter to the Company in which it addressed four issues. First, Mtatsminda requested that the Company cause Ayety to renegotiate the terms pursuant to which Ayety is using 11 broadcast frequencies which belong to Mtatsminda. Second, Mtatsminda alleges that the Company has an obligation to pay property taxes on the buildings owned by an affiliate of the Company in Tbilisi and that the Company has failed to meet this obligation. Third, Mtatsminda disputes the amount of certain loans made by the Company to Ayety. Fourth, Mtatsminda alleges that the Company may have violated laws against bribery of foreign officials and possibly engaged in other improper or illegal conduct.

     As previously discussed, with respect to the broadcast frequencies, Ayety has been using the 11 frequencies under an agreement with Mtatsminda which recently expired. Ayety is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company is currently investigating this allegation and has retained outside legal counsel to assist with this investigation. The Company believes that the amount of tax due, if any, is relatively low and it has been advised by outside legal counsel that the risk of a tax assessment is remote. Further, the Company believes that the allegations related to the amount of the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.

     The Company believes that the fourth allegation is substantially similar to those raised previously by certain Georgian individuals and described in Note 12, “Commitments and Contingencies — Georgian Matters.” The Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into the allegations of possible improper or illegal conduct made by the Georgian individuals. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation did not uncover any specific factual support for the allegations regarding violations of laws against bribery of foreign officials, including the Foreign Corrupt Practices Act, or other alleged improper or illegal conduct. The Audit Committee of the Company’s Board of Directors has reviewed the June 2, 2004 letter sent by Mtatsminda and believes that the allegations made with respect to violations of laws and other improper or illegal conduct are substantially similar to those previously investigated by the Company’s outside counsel. For this reason, the Audit Committee has determined not to re-open the investigation.

     At the request of Mtatsminda, the Company agreed to participate in a meeting of Ayety shareholders on June 28, 2004. At that meeting, the Company’s intent was to address matters raised in Mtasminda’s letter to the Company dated June 2, 2004 and to also address matters relative to the poor financial performance of Ayety, including the Company’s decision to remove and appoint a new General Director of the business. However, at such meeting, Mtatsminda notified the Company that in March 2003, a new charter of Ayety was prepared and filed in the Georgian courts (which are responsible for company registration in Georgia). Pursuant to the terms of the New Charter, unanimous shareholder approval is required for certain key decisions, including the removal and appointment of a new General Director; whereas previously only a 75% vote was required. Further, at the meeting, Mtatsminda informed the Company that it would not vote “for” the Company’s proposal regarding the removal of Ayety’s General Director. In addition, Mtatsminda also informed the Company representatives that they believed the Company, through its control of Ayety, had disadvantaged Mtatsminda by ensuring that Ayety’s business performed poorly.

     The Company believes that the legality of the changes to the charter are questionable and can be disputed by the Company on the basis that the New Charter was adopted in a manner that was not in compliance with applicable law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid until successfully challenged.

     Management is attempting to buy-out Mtatsminda’s interest in Ayety. If this course of action fails, the Company might either attempt to resolve the commercial dispute with Mtatsminda, while simultaneously seeking to nullify the New Charter, or the Company may dispose of its interest in Ayety.

     Although the Company believes that it retains the legal right to control Ayety, the Company was unable to execute its desired objectives at the June 28, 2004 Ayety shareholders meeting. Based on these events, management has concluded that it no longer controls the day-to-day business affairs of Ayety. Accordingly, effective June 30, 2004, the Company will no longer account for its ownership interest in Ayety following the consolidation method of accounting but will follow the equity method of accounting.

Campbell Litigation

     On March 31, 2003, Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. In November 2002, the Company disposed of all assets and most liabilities of Snapper, Inc. but retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell died on July 14, 2003. In light of Mr. Campbell’s death, his complaint was amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell’s estate was substituted as the plaintiff in this action. Also named as a defendant in this case is Briggs & Stratton, the Company that manufactured the engine of the lawnmower. On August 3, 2004, a settlement agreement was reached between the estate of Mr. James Campbell and the other co-defendants, including the Company, with respect to this litigation. All claims against the Company have been released.

Pension Benefit Guaranty Corporation

     In a letter dated August 6, 2004, the Company was informed by the Pension Benefit Guaranty Corporation that they do not intend to take any action with respect to the matter addressed in the Company’s June 23, 2003 notice to them, as more fully described in Item 3. Legal Proceedings “Report to the Pension Benefit Guaranty Corporation”, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Defaults Upon Senior Securities

(a) None

(b) Preferred Stock

     The Company has authorized 70.0 million shares of preferred stock of which 4.1 million shares have been designated as Preferred Stock with a liquidation preference of $50.00 per share, all of which were outstanding as of June 30, 2004 and December 31, 2003.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.

     Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of June 30, 2004, total dividends in arrears on the Preferred Stock are $55.1 million. The dividend requirement for the twelve months ending June 30, 2005 will be $19.5 million, inclusive of the effects of compounding and assuming no payments of the dividends.

     Except as described in this paragraph, the holders of the Preferred Stock have no voting rights. In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting until immediately after the next annual meeting of the Company’s stockholders. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

     The execution of the Board of Director Nominee Agreement was the result of several discussions, which began in late 2003, that the Company had with several holders of the Company’s Preferred Stock. According to the terms of the Preferred Stock, in the event the Company did not make six (6) consecutive dividend payments on the Preferred Stock, holders of 25% of the voting power of the outstanding Preferred Stock became entitled to compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive.

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

     On April 5, 2004, the Company filed a current report on Form 8-K (Items 7 and 9), on April 26, 2004 the Company filed a current report on Form 8-K (Items 7 and 9), on May 7, 2004 the Company furnished a current report on Form 8-K (Items 7 and 9), on May 18, 2004, the Company furnished a current report on Form 8-K (Items 7 and 9) and on June 25, 2004, the Company furnished a current report on Form 8-K (Item 9).

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.

By:	/s/ HAROLD F. PYLE, III

Harold F. Pyle, III
Executive Vice President Finance, Chief Financial Officer,
and Treasurer

Dated: August 23, 2004

By:	/s/ B. DEAN ELLEDGE

B. Dean Elledge
Vice President Finance, Chief Accounting Officer,
and Assistant Treasurer

Dated: August 23, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description
31.1	*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith