Form 10-Q
period 2004-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2004-12-07
CIK 39547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of shares of common stock outstanding as of November 30, 2004 was 94,034,947.

METROMEDIA INTERNATIONAL GROUP, INC.
Index to
Quarterly Report on Form 10-Q

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$20,040	$18,633	$57,915	$53,089
Cost and expenses:
Cost of services	6,913	6,248	18,658	17,014
Selling, general and administrative	6,471	10,200	22,085	35,425
Depreciation and amortization	5,693	5,040	17,382	15,255

Operating income (loss)	963	(2,855)	(210)	(14,605)
Other (expense) income:
Equity in income of unconsolidated investees	6,811	3,558	16,785	10,417
Interest expense, net	(4,076)	(4,058)	(11,952)	(13,755)
Minority interest	(3,192)	(2,342)	(7,334)	(6,330)
Foreign currency (loss) income	(292)	(62)	(365)	(466)
Gain on retirement of debt	—	465	—	24,582
Gain on disposition of businesses	—	12,031	—	12,031
Other (expense) income, net	(80)	66	(114)	5

Income (loss) before income tax expense, discontinued components and the cumulative effect of a change in accounting principle	134	6,803	(3,190)	11,879
Income tax expense	(1,164)	(1,766)	(4,986)	(5,249)

(Loss) income before discontinued components and the cumulative effect of a change in accounting principle	(1,030)	5,037	(8,176)	6,630
Income (loss) from discontinued components	928	(1,588)	7,756	8,251
Cumulative effect of a change in accounting principle	—	—	—	2,012

Net (loss) income	(102)	3,449	(420)	16,893
Cumulative convertible preferred stock dividend requirement	(4,739)	(4,410)	(13,965)	(12,997)

Net (loss) income attributable to common stockholders	$(4,841)	$(961)	$(14,385)	$3,896

(Loss) income per common share attributable to common stockholders-Basic and Diluted:
Continuing operations	$(0.06)	$0.01	$(0.23)	$(0.07)
Discontinued components	0.01	(0.02)	0.08	0.09
Cumulative effect of a change in accounting principle	—	—	—	0.02

Net (loss) income per common share attributable to common stockholders-Basic and Diluted	$(0.05)	$(0.01)	$(0.15)	$0.04

Weighted average common shares — Basic and Diluted	94,035	94,035	94,035	94,035

See accompanying notes to unaudited consolidated condensed financial statements.

\

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,204	$26,925
Accounts receivable, net	5,871	5,915
Prepaid expenses and other assets	7,429	5,981
Current assets of discontinued components	338	5,559

Total current assets	54,842	44,380
Property, plant and equipment, net of accumulated depreciation of $86,972 and $81,551, respectively	90,901	86,305
Investments in and advances to business ventures	35,640	34,707
Goodwill	29,465	27,540
Intangible assets, net	2,424	7,845
Other assets	5,350	6,104
Noncurrent assets of discontinued components	—	20,085

Total assets	$218,622	$226,966

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,304	$4,085
Accrued expenses	19,604	23,941
Current portion of long-term debt	1,696	1,376
Current liabilities of discontinued components	594	7,187

Total current liabilities	24,198	36,589
Long-term debt, less current portion	153,866	153,383
Deferred income taxes	10,111	9,426
Other long-term liabilities	1,452	7,632
Long-term liabilities of discontinued components	—	376

Total liabilities	189,627	207,406
Minority interest	35,492	32,715
Stockholders’ deficiency:
7¼% cumulative convertible preferred stock	207,000	207,000
Common stock, $0.01 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	940	940
Paid-in surplus	1,195,864	1,195,864
Accumulated deficit	(1,404,318)	(1,403,898)
Accumulated other comprehensive loss	(5,983)	(13,061)

Total stockholders’ deficiency	(6,497)	(13,155)

Total liabilities and stockholders’ deficiency	$218,622	$226,966

See accompanying notes to unaudited consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net (loss) income	$(420)	$16,893
Income from discontinued components	(7,756)	(8,251)

(Loss) income from continuing operations	(8,176)	8,642
Items not requiring cash outlays:
Depreciation and amortization	17,382	15,255
Equity in income of unconsolidated investees	(16,785)	(10,417)
Minority interest	7,334	6,330
Deferred income tax credit	(1,178)	—
Gain on retirement of debt	—	(24,582)
Gain on disposition of businesses	—	(12,031)
Cumulative effect of a change in accounting principle	—	(2,012)
Changes in:
Accounts receivable	488	(1,145)
Prepaid expenses and other assets	(193)	3,991
Other long-term assets and liabilities	138	(1,642)
Accounts payable and accrued expenses	(13,710)	(4,170)

Cash used in operating activities	(14,700)	(21,781)
Investing activities:
Distributions from business ventures	19,056	12,287
Additions to property, plant and equipment and other	(10,106)	(11,309)
Business acquisitions, net of cash acquired	(5,816)	—
Proceeds from sale of businesses, net	679	15,700
Purchase of short term investments	—	(500)

Cash provided by investing activities	3,813	16,178
Financing activities:
Dividends paid to minority interests	(5,102)	(6,500)
Payments on debt and capital lease obligations	(1,129)	(1,481)

Cash used in financing activities	(6,231)	(7,981)
Cash provided by discontinued components, net	31,379	13,760
Effect of exchange rate changes on cash	18	—

Net increase in cash and cash equivalents	14,279	176
Cash and cash equivalents at beginning of period	26,925	26,467

Cash and cash equivalents at end of period	$41,204	$26,643

See accompanying notes to unaudited consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Condensed Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	7¼%					Total
	Cumulative				Accumulated	Stockholders’
	Convertible		Paid-in	Accumulated	Other Comprehensive	Equity	Comprehensive
	Preferred Stock	Common Stock	Surplus	Deficit	Income (Loss)	(Deficiency)	Income (Loss)
Balances at January 1, 2003	$207,000	$94,035	$1,102,769	$(1,414,354)	$(11,948)	$(22,498)
Net income	—	—	—	16,893		16,893	$16,893
Other comprehensive loss, net					(2,039)	(2,039)	(2,039)

Total comprehensive loss							$14,854

Balances at September 30, 2003	$207,000	$94,035	$1,102,769	$(1,397,461)	$(13,987)	$(7,644)

Balances at January 1, 2004	$207,000	$940	$1,195,864	$(1,403,898)	$(13,061)	$(13,155)
Net loss	—	—	—	(420)		(420)	$(420)
Other comprehensive income, net					7,078	7,078	7,078

Total comprehensive income							$6,658

Balances at September 30, 2004	$207,000	$940	$1,195,864	$(1,404,318)	$(5,983)	$(6,497)

See accompanying notes to unaudited consolidated condensed financial statements.

Metromedia International Group, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation, Description of Business, Recent Developments and Going Concern

Basis of Presentation and Description of Business

     The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. (the “Company”) and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The Company is a holding company with ownership interests in telephony and cable television businesses in Northwest Russia and the Republic of Georgia. For the nine months ended September 30, 2004, the telephony businesses generated substantially all of the Company’s consolidated revenues. Substantially all of the Company’s assets are located and revenues are generated outside of the United States (“U.S.”).

     On September 30, 2003, the Board of Directors formally approved management’s plan of disposing its remaining non-core media businesses. As of September 30, 2004, the Company had entered into agreements for the disposition of all of its non-core media businesses that were classified as discontinued components. These consolidated financial statements also include the results of the Company’s discontinued business components (see Note 11, “Discontinued Business Components”).

     The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine month periods ended September 30, 2004 and 2003, have been included. The results of operations for the interim period are not necessarily indicative of the results of operations that may be realized for the full year.

     Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation.

     The Company reassessed its accounting and presentation of the withholding taxes that were remitted to foreign governments on dividends distributed by its business ventures located outside the U.S. Historically, the Company included such amounts within its selling, general and administrative expenses. The Company will prospectively present such withholding tax amounts as a component of income taxes. In addition, the historical withholding tax amounts have been reclassified in the current period presentation for consistent presentation purposes and the following table identifies those historical withholding tax amounts, for selected historical periods (in thousands):

	Three Months Ended
	2002	2003	2004
March 31	$—	$—	$381
June 30	518	607	—
September 30	—	—	—
December 31	—	190	—

     Such amounts do not have an impact on earnings per share in prior period financial results or result in an adjustment to the Company’s accumulated deficit.

Recent Developments and Going Concern

Proposed Merger

     On November 4, 2004, the Company announced that it had entered into exclusive negotiations with an investor group (the “Investor Group”) composed of Emergent Telecom Ventures (“Emergent”), First National Holding (“First National”), Capital International Private Equity Fund IV, L.P. (“Capital International”) and Baring Vostok Capital Partners (Cyprus) Limited (“Baring Vostok”) concerning the Investor Group’s preliminary proposal to acquire the Company by merger (the “Proposed Merger”). The Investor Group’s proposal assigns an aggregate preliminary enterprise value to the Company of $300.0 million, which amount would be payable in cash and allocated as follows:

•	Approximately $152.0 million would be allocated to the retirement, following the closing of the acquisition of the Company by the Investor Group, of the Company’s outstanding aggregate principal amount and fully accreted 10½% Senior Discount Notes due 2007 (the “Senior Notes”);

•	An additional amount, estimated to be in the range of approximately $11.7 million to $16.5 million, would be used to fulfill certain contractual obligations to the Company’s senior executives. These contractual arrangements are currently being finalized between the Company’s Board of Directors and the respective senior executives, and the Company intends to update its public filings with the modified senior executive contractual arrangements when complete; and

•	The remainder would be allocated between the Company’s preferred and common stockholders in a manner determined by the Company’s Board of Directors prior to the execution of the definitive merger agreement and paid out to the stockholders in connection with the consummation of the Proposed Merger.

The proposal contains a number of conditions, including without limitation, the Investor Group’s successful completion of due diligence during a limited exclusivity period, the Investor Group obtaining commitments for all financing contemplated in its acquisition proposal, the Company meeting currently projected corporate cash balance and liability levels, and negotiation and execution of definitive transaction agreements. The Company has granted the Investor Group exclusivity until January 17, 2005 to pursue a due diligence review of the Company and negotiate a definitive merger agreement, subject to earlier termination under certain circumstances.

     If undertaken, the Proposed Merger would result in the Company being merged with and into an entity wholly-owned by the Investor Group. The Company’s current common and preferred stockholders would not become stockholders of the post-merger entity and would receive cash consideration for their stock holdings in an amount dependent on the aforementioned Board-determined allocation. The Proposed Merger will require approval by a majority of the Company’s common stock. This approval will be solicited via a proxy statement that will include further details of the Proposed Merger, the Board of Directors recommendation, and other information customarily contained in merger proxy statements. Preparation of a proxy statement and solicitation of a common stockholder vote would follow signing of definitive agreements with the Investor Group. The Company anticipates that a common stockholder vote on the Proposed Merger will not occur before the end of the first quarter 2005. Although no vote of the Company’s preferred stockholders is required to approve the Proposed Merger, as a practical matter discussions with significant holders of the Company’s preferred stock concerning disposition of merger proceeds are likely to occur prior to concluding any definitive merger agreement.

     The Company has been actively assessing for some time practical financial restructuring alternatives and business development opportunities available to the Company. This work included assessment of current core business valuations and a pragmatic assessment of the opportunities and risks associated with continued pursuit and development of the Company’s core businesses on an as currently organized basis. In connection with this work, the Company also received and carefully considered several third party merger and acquisition proposals and various opportunities to refinance the Company’s Senior Notes. The Board of Directors has concluded that the Proposed Merger, if consummated, offers the best opportunity reasonably available to maximize value for the Company’s stakeholders.

     There can be no assurances that any transaction with the Investor Group or any other party will take place nor can any assurance be given with respect to the timing or terms of any such transaction. Details of the terms of a final agreement, if any, will be disclosed upon signing of definitive agreements. The preliminary proposal made by the Investor Group is non-binding and the Company has agreed, under certain circumstances, to reimburse the Investor Group for a limited amount of its out-of-pocket expenses incurred in connection with its due diligence review and negotiation of definitive agreements.

Restructuring

     In the first quarter of 2003, the Company embarked on an overall restructuring of its business (the “Restructuring”). The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. In this Restructuring, the Company undertook to sell its non-core businesses, which at the beginning of the Restructuring included nine cable television networks, twenty radio broadcasting stations and various non-core telephony businesses located in Western, Central and Eastern Europe. Cash proceeds from these sales have mitigated short-term corporate liquidity concerns and reduced the Company’s dependence upon cash distributions from its core businesses and thus provided additional cash reserves to the core businesses to enable them to further pursue their respective business development initiatives. In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate. The Company had substantially completed all of the initiatives attributable to the Restructuring at the end of the third quarter of 2004, and as such, exited the Restructuring with the intent, prior to engaging in the Proposed Merger, to focus on the continued development of its core telephony businesses in Northwest Russia and the Republic of Georgia.

          The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

          Both PeterStar and Magticom are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also currently intends to retain its ownership in Ayety LLC (“Ayety”), a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest. The Company expects that these businesses can be further developed to strengthen the market position of Magticom. In addition, as of September 30, 2004 the Company has one radio broadcast station and one cable television network which are subject to pending sales agreements with prospective acquirers, which are reflected at the lower of cost, less accumulated losses or estimated net proceeds. Prior to engaging in the Proposed Merger, the Company intended to use its corporate cash reserves to provide for the development of these core businesses, with the expectation that their future dividend distributions will be sufficient to meet, on a timely basis, the Company’s corporate overhead requirements and indebtedness interest payment obligations, including those associated with its Senior Notes.

Corporate Liquidity

          The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on the earnings of its subsidiaries and equity investees and the distribution or other payment of these earnings to it to meet its long term corporate cash outlay requirements (the “Long Term Corporate Cash Outlay Requirements”), in addition to making any cash distributions to its stockholders. The Company’s Long Term Corporate Cash Outlay Requirements consist of cash outlays for its corporate overhead expenditure requirements, extinguishment of its Historic Corporate Liabilities, and interest payment obligations associated with its Senior Notes. As such, the Company’s Long Term Corporate Cash Outlay Requirements do not include funding necessary to retire or repay its outstanding Senior Notes. The Company’s business ventures are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions cash balances of the business ventures cannot be readily accessed to meet the Company’s liquidity needs without the distribution of dividends, which require formal declarations to effect transfers to the Company. Furthermore, the dividend policy of Magticom must be approved by the Company’s partners and thus, is not under the Company’s exclusive control.

          The Company has legacy liabilities as a result of the Company’s prior U.S. based business operating activities, principally attributable to the business activities when the Company operated under the names of “The Actava Group, Inc.” and “Fuqua Industries, Inc.”, which include, but are not limited to, employee benefit obligations to former employees (pension obligations and provisions for medical and life insurance), self-insurance reserves attributable to product liability and workers compensation claims and environmental claims (collectively, the “Historic Corporate Liabilities”).

          As of September 30, 2004 and November 30, 2004, the Company had $40.5 million and $34.7 million, respectively, of unrestricted cash on hand, which is principally held in banks in the U.S. In addition, as of September 30, 2004, the Company’s consolidated business ventures held $0.7 million of cash on hand, which is held in banks in Russia. Furthermore, as of September 30, 2004, the Company’s unconsolidated business ventures had $13.4 million of cash on hand, which is held in banks in the Republic of Georgia.

          The Company projects that its anticipated continuing dividends from its core business operations and its current corporate cash reserves will be sufficient for the Company to meet on a timely basis its Long Term Corporate Cash Outlay Requirements through September 30, 2007, the maturity date of the Senior Notes. However, the Company cannot provide assurance that its core businesses will perform to expectations and therefore generate the forecasted cash flows for dividend distribution purposes, or that the core businesses’ free cash flows or their available cash reserves will be distributed as shareholder dividends in accordance with the Company’s current expectations. Therefore, the Company cannot provide assurance that it will be able to meet its Long Term Corporate Cash Outlay Requirements through at least September 30, 2007. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

          Separately, the Company projects that, as of today, it has sufficient corporate cash on hand to support the Company’s planned Long Term Corporate Cash Outlay Requirements through at least March 31, 2005, including the Company’s $8.0 million semi-annual interest payment on its Senior Notes due on March 31, 2005 and its planned cash outlays between now and March 31, 2005 attributable to the extinguishment of certain of the Company’s Historic Corporate Liabilities as related to employee benefit obligations (see Note 15, “Subsequent Events – Employee Benefits”). This projection does not include cash inflows that might reasonably arise from cash proceeds realized from dividend distributions from either PeterStar or Magticom, which would further strengthen the Company’s liquidity position.

     However, the Company does not believe that, as of today, it has sufficient corporate cash on hand to support the Company’s planned Long Term Corporate Cash Outlay Requirements through September 30, 2005, including the Company’s $8.0 million semi-annual interest payment on its Senior Notes due on September 30, 2005, its planned cash outlays between now and September 30, 2005 attributable to the extinguishment of certain of the Company’s Historic Corporate Liabilities as related to employee benefit obligations and the cash outlays attributable to the restructuring of Dr. Jokhtaberidze’s ownership interest in Magticom, of $18.2 million, (as discussed in further detail in Note 14, “Acquisitions and Other Transactions – Magticom Activity”).

     As previously indicated, the outstanding principal on the Senior Notes becomes due in full on September 30, 2007 and the Company does not currently anticipate that it can retire the Senior Notes with internally generated cash flows, without the sale of either its interest in PeterStar or its interests in both PeterStar and Magticom. In addition, failure on the part of the Company to make any required payment of interest on the Senior Notes would represent a default under the Senior Notes. A default, if not waived, could result in acceleration of the Company’s indebtedness, in which case the full amount of the Senior Notes would become immediately due and payable. If an uncured default were to occur, the Company does not currently anticipate that it can retire the Senior Notes with internally generated cash flows without the sale of either its interest in PeterStar or its interests in both PeterStar and Magticom.

     Furthermore, the Company has not been successful with past refinancing initiatives associated with the Senior Notes, and as such, the Company might not be able to borrow sufficient funds to remedy a situation where it’s obligated to retire the Senior Notes, either due to a uncured default situation or as a result of the ultimate maturity of the Senior Notes.

     If the Company is not able to satisfactorily address the corporate liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide assurances at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders’ deficit and has suffered recurring operating losses and operating cash deficiencies.

     The factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In June 2004, the Company reached an agreement (the “Board of Director Nominee Agreement”) with certain holders of the Company’s 7¼% cumulative convertible preferred stock (the “Preferred Stock”) who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock (the “Participating Preferred Stockholders”). Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stockholders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting; such waiver to remain effective until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

     The execution of the Board of Director Nominee Agreement was the culmination of several discussions that the Company had with several holders of the Company’s Preferred Stock, which began in late 2003 and had originated due to the fact that the Company had not made six consecutive dividend payments on the Preferred Stock. According to the terms of the Preferred Stock, holders of 25% of the voting power of the outstanding Preferred Stock became entitled to compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive.

2. Summary of Significant Accounting Policies

Stock Option Plans

     The Company has elected to use the intrinsic value-based method to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and disclose the pro forma effects on results of operations as if the fair value method had been adopted to account for its stock-based employee compensation plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income attributable to common stockholders, as reported	$(4,841)	$(961)	$(14,385)	$3,896
Deduct:
Stock-based employee compensation expense determined under fair value based method	(95)	(149)	(284)	(540)

Pro forma net (loss) income	$(4,936)	$(1,110)	$(14,669)	$3,356

Net (loss) income per share attributable to common stockholders-Basic and diluted:
As reported	$(0.05)	$(0.01)	$(0.15)	$0.04

Pro forma	$(0.05)	$(0.01)	$(0.16)	$0.04

Accounting Change

     Effective January 1, 2003, the Company changed its policy regarding the accounting for certain business ventures previously reported on a lag basis. All of the Company’s current operating business ventures with the exception of PeterStar, have historically reported their financial results on a three-month lag. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. As a result of this change, a $2.5 million decrease to the accumulated deficit as of January 1, 2003 was recorded, of which $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and the remaining $0.5 million is included as a cumulative effect of a change in accounting principle in income from discontinued components for the nine months ended September 30, 2003.

     The effect of this change on the consolidated statement of operations for the nine months ended September 30, 2003 is as follows (in thousands, except per share data):

	Effect of change in year-end for lag ventures
	Nine months
	ended
	September 30,	Three months	Three months	Cumulative effect
	2003, prior to	ended	ended	of a change in	Nine months ended
	change in	December 31,	September 30,	accounting	September 30, 2003,
	accounting policy	2002	2003	principle	as reported
Revenues	$53,131	$(661)	$619	$—	$53,089
Costs and expenses	67,695	(592)	591	—	67,694

Operating (loss) income	(14,564)	(69)	28	—	(14,605)
Equity in income of unconsolidated investees	8,854	(2,886)	4,449	—	10,417
Minority interest	(5,931)	943	(1,342)	—	(6,330)
Other non-operating income and expenses, net	22,399	—	(2)	—	22,397

Income (loss) before income tax expense, discontinued components and cumulative effect of a change in accounting principle	10,758	(2,012)	3,133	—	11,879
Income tax expense	(5,249)	—	—	—	(5,249)

Income (loss) before discontinued components and cumulative effect of a change in accounting principle	5,509	(2,012)	3,133	—	6,630
Income (loss) from discontinued components	8,829	(503)	(578)	503	8,251
Cumulative effect of a change in accounting principle	—	—	—	2,012	2,012

Net income (loss)	14,338	(2,515)	2,555	2,515	16,893
Preferred dividends	(12,997)	—	—	—	(12,997)

Net income (loss) attributable to common stockholders	$1,341	$(2,515)	$2,555	$2,515	$3,896

Income (loss) per common per share attributable to common stockholders:
Continuing operations	$(0.08)	$(0.02)	$0.03	$—	$(0.07)
Discontinued components	0.09	(0.01)	—	0.01	0.09
Cumulative effect of a change in accounting principle	—	—	—	0.02	0.02

Net income (loss) per common share attributable to common stockholders	$0.01	$(0.03)	$0.03	$0.03	$0.04

3. Change in Basis of Presentation

     The Company is in a commercial dispute with Mtatsminda Ltd. (“Mtatsminda”), the Company’s 15% minority partner in its Ayety business venture.

     On June 2, 2004, Mtatsminda sent a letter to the Company in which it addressed four issues. First, Mtatsminda requested that the Company cause Ayety to renegotiate the terms pursuant to which Ayety is using 11 broadcast frequencies which belong to Mtatsminda. Second, Mtatsminda alleges that the Company has an obligation to pay property taxes on the buildings owned by an affiliate of the Company in Tbilisi and that the Company has failed to meet this obligation. Third, Mtatsminda disputes the validity of loans made by the Company to Ayety. Fourth, Mtatsminda alleges that the Company may have violated laws against bribery of foreign officials and possibly engaged in other improper or illegal conduct. These issues were again raised by Mtatsminda in a letter addressed to the Company, dated June 25, 2004.

     With respect to the broadcast frequencies, Ayety has been using the 11 frequencies under an agreement with Mtatsminda which recently expired. Ayety is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company has investigated this allegation and it believes that the amount of tax due, if any, is negligible and it has been advised by outside legal counsel that the risk of a tax assessment is remote. Further, the Company believes that the allegations related to the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.

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

     At the request of Mtatsminda, the Company agreed to participate in a meeting of Ayety shareholders on June 28, 2004. At that meeting, the Company’s intent was to address matters raised in Mtatsminda’s letter to the Company dated June 2, 2004 and to also address matters relative to the poor financial performance of Ayety, including the Company’s decision to remove and appoint a new General Director of the business. However, at such meeting, Mtatsminda notified the Company that in March 2003, a new charter of Ayety was prepared and filed in the Georgian courts (which are responsible for company registration in Georgia) (the “New Charter”). Mtatsminda represented that, pursuant to the terms of the New Charter, unanimous shareholder approval is required for certain key decisions, including the removal and appointment of a new General Director; whereas previously only a 75% vote was required. Further, at the meeting, Mtatsminda informed the Company that it would not vote “for” the Company’s proposal regarding the removal of Ayety’s General Director. The Company believes that the legality of the changes to the New Charter is questionable and can be disputed by the Company on the basis that the New Charter was adopted in a manner that was not in compliance with applicable law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid until successfully challenged.

     Mtatsminda did not present a registered copy of the New Charter at the June 28, 2004 meeting of Ayety shareholders or subsequently, nor had the Company previously received any such copy from Ayety. Nonetheless, the Company’s representatives concluded from that meeting that Mtatsminda had secured practical control over Ayety; both by virtue of its claims with respect to the New Charter and through its direct associations with the General Director of Ayety. The Company is pursuing legal remedies with respect to the New Charter and continues to seek removal of Ayety’s General Director. However, management has concluded that, based on these events, the Company does not at present control the day-to-day business affairs of Ayety. Accordingly, effective June 30, 2004, the Company no longer accounts for its ownership interest in Ayety following the consolidation method of accounting but follows the equity method of accounting.

     As discussed in further detail in Note 12, “Commitments and Contingencies”, on July 25, 2004, Mtatsminda filed a claim in the courts within the Republic of Georgia against International Telcell SPS, Inc. (“ITSPS”), a subsidiary of the Company, Ayety and Zurab Chigogidze, the General Director of Ayety, for damages in the amount of GEL 185,000 (US $90,000), GEL 23,000 (US $13,000) and GEL 258,000 (US $130,000), respectively. In its complaint, Mtatsminda alleges that it suffered damages because Ayety had used its cash resources to make payments to ITSPS in repayment of a credit facility between Ayety and ITSPS. Mtatsminda also claims that Ayety has not authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda. The Company disputes these claims and has filed a counter-suit in the Georgian courts. Based on the information available and due to the relatively low amounts of damages claimed, the Company believes that these matters will not result in any material adverse effect on the Company’s business financial condition or results of operations.

     Summarized results of operations of the Company’s consolidated financial statements and proforma results of operations of the Company with Ayety unconsolidated for all periods presented are as follows (in thousands):

	Three Months Ended September 30, 2003
	As Presented	Proforma
Revenues	$18,633	$18,014
Cost of services	6,248	6,246
Selling, general and administrative	10,200	9,746
Depreciation and amortization	5,040	4,940

Operating loss	$(2,855)	$(2,918)

Equity in income of unconsolidated investees	$3,558	$3,565

Net income	$3,449	$3,449

	Nine months ended September 30, 2004		Nine Months Ended September 30, 2003
	As Presented	Proforma	As Presented	Proforma
Revenues	$57,915	$56,544	$53,089	$51,147
Cost of services	18,658	18,613	17,014	16,989
Selling, general and administrative	22,085	20,874	35,425	34,073
Depreciation and amortization	17,382	17,169	15,255	14,857

Operating loss	$(210)	$(112)	$(14,605)	$(14,772)

Equity in income of unconsolidated investees	$16,785	$16,721	$10,417	$10,229

Net (loss) income	$(420)	$(420)	$16,893	$16,893

     Summarized balance sheet information of the Company’s consolidated financial statements and proforma balance sheet information of the Company as if Ayety had been unconsolidated as of December 31, 2003 are as follows (in thousands):

	December 31, 2003
	As Presented	Proforma
Current assets	$44,380	$44,316
Investments in and advances to business ventures	34,707	34,759
Property, plant and equipment, net	86,305	85,386
Other long-term assets	61,574	61,574

Total assets	$226,966	$226,035

Current liabilities	36,589	35,658

Total liabilities	$207,406	$206,475
Minority interest	32,715	32,715
Total stockholders’ deficit	(13,155)	(13,155)

Total liabilities and stockholders’ deficit	$226,966	$226,035

4. Investments In and Advances to Business Ventures

Credit Agreements with Business Ventures

     The Company had historically entered into credit agreements with its business ventures and subsidiaries, including those classified as discontinued operations, and had made advances to the business ventures in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries have ranged from prime rate to prime rate plus 6%. The credit agreements generally provided for the payment of principal and interest from 90% of the business ventures’ and subsidiaries’ available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. As of September 30, 2004, the credit agreement with Ayety, with an aggregate outstanding balance of $15.9 million, was the sole remaining credit line outstanding, which has been fully provided for. As discussed in further detail in Note 3, “Change in Basis of Presentation” and Note 12, “Commitments and Contingencies”, the Company has been involved in several commercial disputes with Mtatsminda, the Company’s 15% minority partner in its Ayety business venture, and one of the claims being made by Mtatsminda is that the $15.9 million credit agreement between the Company and Ayety is not valid. In its complaint, Mtatsminda alleges that it suffered damages because Ayety had used its cash resources to make payments to ITSPS in repayment of a credit facility between Ayety and ITSPS. Mtatsminda also claims that Ayety has not authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda. The Company disputes these claims and has filed a counter-suit in the Georgian courts. The Company believes that these matters will not result in any material adverse effect on the Company’s consolidated business financial conditions or results of operations, due to accumulated losses recognized related to the Company’s investment in Ayety.

     All other credit agreements between the Company and its business ventures have either been repaid or terminated/assigned pursuant to the terms and conditions of the sale agreements associated with the disposition of the respective business ventures.

Investments In and Advances to Business Venture

     As of September 30, 2004 and December 31, 2003, the Company’s “investment in and advances to business ventures” balance included within the Company’s consolidated balance sheet reflects the Company’s 49% equity investment in Magticom through Telcell Wireless, LLC, a 70.41% owned subsidiary holding company for which the Company follows the consolidation method of accounting. The Company’s effective ownership of Magticom is 34.5%.

     As further described in Note 3, “Change in Basis of Presentation,” and as reflected below, the Company’s “investment in and advances to business ventures” balance also includes activity associated with the Company’s net investment in Ayety, effective June 30, 2004.

     The components of the Company’s investments in and advances to business ventures are as follows (in thousands):

	September 30, 2004	December 31, 2003
Equity in net assets acquired	$2,450	$2,450
Accumulated income recognized, net	51,984	35,172
Accumulated dividends received	(20,417)	(1,361)
Equity portion of cumulative translation adjustment	1,623	(1,554)

Total investments in and advances to business ventures	$35,640	$34,707

     As of September 30, 2004, the Company’s investments in and advances to business venture balance reflects only the Company’s investment in Magticom, since the Company’s U.S. GAAP investment carrying balance (net of accumulated losses and currency translation adjustments) in both Telecom Georgia and Ayety is zero.

Changes in the Investments in and Advances to Business Ventures

     The changes in the investments in and advances to business ventures are as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Balances, at beginning of period	$34,707	$30,720
Dividends received	(19,056)	(1,361)
Cash repayments and other	—	(11,101)
Equity ownership in income	16,785	9,986
Cumulative effect adjustment on income for lag period	—	3,248
Equity portion of cumulative translation adjustment	3,177	(1,789)
Conversion from consolidation to equity method for Ayety	27	—

Balances, at end of period	$35,640	$29,703

     Certain cable and telephony business ventures in which the Company disposed of its interests were accounted for using the equity method of accounting.

     Such ventures principally included:

Date of Disposition
Fixed Telephony businesses
• Comstar	April 24, 2003
• MTR Svyaz	June 25, 2003
• Teleport-TP	June 25, 2003

Wireless Telephony businesses
• Tyumenruskom	September 24, 2003

Cable television businesses
• Baltcom TV	August 1, 2003
• Cosmos TV	March 26, 2004
• Kosmos TV	April 24, 2003
• Teleplus	November 21, 2003

     Comstar and Kosmos TV were disposed as a part of the Adamant transaction while MTR Svyaz and Teleport TP were disposed as a part of the Technocom transaction (see Note 11, “Discontinued Business Components”). The remaining transactions are as follows:

Cosmos TV Transaction

     On March 26, 2004, the Company announced that it had completed the sale of its interests in various cable ventures, including Cosmos TV (“Cosmos”), to Star Broadband Limited, a British Virgin Islands company, which is controlled by Dominic Reid, former General Director of the Company’s cable business group, for $0.7 million. The Company recorded neither a gain nor a loss on the sale of Cosmos, due to the fact that the Company had written down its investment in Cosmos in the fourth quarter of 2003 to the estimated fair value less costs to sell, and as such, recorded a $1.5 million impairment charge.

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

Financial Information

     The following tables represent condensed financial information for the Company’s operating unconsolidated business ventures, including those disposed, up to the date of disposition, as of and for the three and nine months ended September 30, 2004 and 2003. The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Three months ended September 30, 2004
	Wireless	Cable
	Telephony	Television	Total
Revenues	$27,559	$748	$28,307
Cost of services	3,481	11	3,492
Selling, general and administrative	2,824	642	3,466
Depreciation and amortization	3,374	126	3,500

Operating income (loss)	17,880	(31)	17,849
Interest and other income (expense), net	389	(226)	163
Income tax expense	(4,358)	—	(4,358)

Net income (loss)	$13,911	$(257)	$13,654

Capital expenditures	$3,940	$56	$3,996

Equity in income (losses) of unconsolidated investees	$6,816	$(5)	$6,811

	Three months ended September 30, 2003
	Wireless	Cable
	Telephony	Television	Total
Revenues	$20,530	$969	$21,499
Cost of services	2,777	134	2,911
Selling, general and administrative	2,691	478	3,169
Depreciation and amortization	3,147	212	3,359

Operating income	11,915	145	12,060
Interest and other expense, net	(115)	(217)	(332)
Income tax expense	(2,354)	—	(2,354)

Net income (loss)	$9,446	$(72)	$9,374

Capital expenditures	$4,347	$316	$4,663

Equity in income (losses) of unconsolidated investees	$4,628	$(1,070)	$3,558

	Nine months ended September 30, 2004
	Wireless	Cable
	Telephony	Television	Total
Revenues	$71,480	$1,413	$72,893
Cost of services	9,112	122	9,234
Selling, general and administrative	7,863	920	8,783
Depreciation and amortization	10,451	224	10,675

Operating income	44,054	147	44,201
Interest and other income (expense) , net	996	(283)	713
Income tax expense	(10,785)	—	(10,785)

Net income (loss)	$34,265	$(136)	$34,129

Capital expenditures	$9,865	$317	$10,182

Equity in income (losses) of unconsolidated investees	$16,790	$(5)	$16,785

	Nine months ended September 30, 2003
	Fixed	Wireless	Cable
	Telephony	Telephony	Television	Total
Revenues	$25,270	$53,708	$8,625	$87,603
Cost of services	12,807	7,905	1,617	22,329
Selling, general and administrative	6,814	6,932	4,686	18,432
Depreciation and amortization	4,414	10,268	2,095	16,777

Operating income	1,235	28,603	227	30,065
Interest and other (expense) income, net	(1,123)	(1,679)	1,514	(1,288)
Income taxes	(990)	(6,581)	(352)	(7,923)

Net (loss) income	$(878)	$20,343	$1,389	$20,854

Capital expenditures	$1,798	$16,562	$1,404	$19,764

Equity in (losses) income of unconsolidated investees	$(468)	$10,157	$728	$10,417

Combined Balance Sheets

     The condensed balance sheets of Magticom and Ayety as of September 30, 2004 and the condensed balance sheet of Magticom as of December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Assets:
Cash	$13,440	$17,858
Accounts receivable, net	3,567	1,303
Other current assets	1,678	771
Property, plant and equipment, net	64,378	57,256
Other long-lived assets	1,474	1,340

Total assets	$84,537	$78,528

Liabilities and Business Ventures’ Equity:
Accounts payable	$2,715	$696
Accrued expenses and other liabilities	10,759	8,414
Amounts due under Company credit facilities and other intercompany balances	16,404	—
Other long-term liabilities	448	651

Total liabilities	30,326	9,761
Common stock and retained earnings	50,870	71,937
Accumulated other comprehensive income (loss)	3,341	(3,170)

Business ventures’ equity	54,211	68,767

Total liabilities and business ventures’ equity	$84,537	$78,528

5. Long-term Debt

10½% Senior Notes

     In September 1999, the Company entered into a trust agreement to issue the Senior Notes in the face amount of $210.6 million. The Senior Notes are unsecured but rank senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are not subject to sinking fund requirements and are redeemable at the Company’s option at any time. The principal is due, in its entirety, in September 2007. The Senior Notes bear interest at a rate of 10½% per annum, payable semiannually on March 31st and September 30th, respectively.

     Under the terms of the indenture governing the Senior Notes, the Company and certain of its subsidiaries are subject to certain covenants pertaining to its financing activities. Such covenants restrict the Company and certain of its subsidiaries from paying dividends, acquiring its capital stock, prepaying subordinated indebtedness, investing in and selling assets and subsidiary stock, and incurring additional indebtedness, among other activities. In addition, upon the occurrence of a change of control of the Company (as defined), the holders of the Senior Notes have the right to require the Company to repurchase all or any part of the Senior Notes at a cash purchase price of 101% of the face value of the Senior Notes plus accrued interest as of the date of repurchase, unless the Company provides a redemption notice to the holders of the Senior Notes prior to the holders of the Senior Notes exercising their change of control right. In the event of the Company issuing a redemption notice, the Company would repurchase all Senior Notes at a cash purchase price of 100% of the face value of the Senior Notes plus accrued interest as of the date of repurchase.

     On April 24, 2003, the Company completed an exchange with Adamant Advisory Services (“Adamant”) of its ownership interest in certain of its business units in Russia for, among other things, approximately $58.6 million face value of Senior Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Notes being exchanged (See Note 11, “Discontinued Business Components – Adamant Transaction"). With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.

6. Stockholders’ Equity

Common Stock

     On September 24, 2003, the Company’s equity securities were removed from quotation on the OTC Bulletin Board trading system (“OTCBB”) because the Company was not then in compliance with NASD Rule 6530. As a result, the Company’s common stock and Preferred Stock were then quoted on the Pink Sheets. On June 18, 2004, the Company filed its first quarter 2004 Form 10-Q, and became compliant with OTCBB trading eligibility requirements. As such, on August 6, 2004, the Company’s Common Stock (OTCBB: MTRM.OB) began trading on the OTC Bulletin Board after a market maker had successfully filed a petition with the NASD seeking their permission for the Company’s common stock to be quoted on the OTCBB. The Company’s Preferred Stock (OTCPK: MTRMP) remains quoted on the Pink Sheets.

Preferred Stock

     There are 70.0 million authorized shares of preferred stock of which 4.1 million shares have been designated as 7¼% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, all of which were outstanding as of September 30, 2004 and December 31, 2003.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.

     Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of September 30, 2004, total dividends in arrears are $59.8 million. The dividend requirement for the twelve months ending September 30, 2005 will be $19.8 million, inclusive of the effects of compounding and assuming no payments of the dividends.

     The Preferred Stock is redeemable at any time, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of September 30, 2004, the Company has not redeemed any of the Preferred Stock. The Preferred Stock is not subject to any sinking fund provisions.

     The Preferred Stock is convertible at any time at the option of the holders into shares of common stock of the Company. The rate used to determine the number of shares of common stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00. As of September 30, 2004, no shares of Preferred Stock have been converted into shares of common stock. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, before any payment or distribution is made to the holders of common stock or other class of stock subordinated to the Preferred Stock. The holders of the Preferred Stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the Preferred Stock are entitled in the event the liquidation preference cannot be paid in full. Under the terms of the Certificate of Designation governing the Preferred Stock the Proposed Merger would not be deemed a voluntary or involuntary liquidation, dissolution or winding up of the Company. Except as described below, the holders of the Preferred Stock have no voting rights.

     In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting; such waiver to remain effective until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

     The execution of the Board of Director Nominee Agreement was the result of several discussions that the Company had with several holders of the Company’s Preferred Stock, which began in late 2003, and had originated due to the fact that the Company had not made six consecutive dividend payments on the Preferred Stock. According to the terms of the Preferred Stock, holders of 25% of the voting power of the outstanding Preferred Stock became entitled to compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive. See Note 1, “Basis of Presentation, Description of Business, Recent Developments and Going Concern – Proposed Merger,” for further discussion related to the effect of a merger of the Company with regard to the Preferred Stockholders

7. Employee Benefit Plans

     Until the third quarter of 2004, the Company sponsored two tax-qualified defined benefit pension plans in the U.S. These plans covered certain former employees of the Company and one of its subsidiaries. The plan covering Company personnel was amended effective December 31, 1995 and plan benefits were frozen as of that date. The plan covering the former subsidiary’s personnel was amended effective December 31, 2002 and plan benefits were frozen as of that date. The plans were merged at the end of September 2004 to reduce administrative and related expenditures (the “Merged Plan”). The Merged Plan is a noncontributory defined benefit pension plan, under which pension benefits are calculated based on years of service and participants’ compensation. As of September 30, 2004, the unfunded status of the Merged Plan was approximately $3.3 million as compared with $3.8 million as of December 31, 2003. The Company’s policy is to contribute annually, at a minimum, the amounts required by the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). However, the Company may from time to time make contributions in amounts that are larger than those legally required. The Company expects to contribute $1.5 million to the Merged Plan in 2004, of which $0.7 million is in excess of the minimum funding requirements set forth in ERISA and the Internal Revenue Code. Furthermore, as disclosed in further detail in Note 15, “Subsequent Events”, on October 7, 2004, the Board of Directors of the Company approved management’s recommendation to terminate the Merged Plan, pursuant to a standard termination in accordance with provisions of Section 4041 of the ERISA, which will result in additional contributions, beyond the ERISA mandated minimums in 2005.

     The Company also maintains a nonqualified, unfunded supplemental retirement plan (“SERP”) for certain former executives based in the U.S. The plan is a noncontributory defined benefit pension plan, under which pension benefits are calculated based on a formula incorporating years of service and participants’ compensation. In addition, the Company also provides an unfunded group medical plan and life insurance coverage for certain former employees subsequent to retirement (the “Retiree Medical Plan”). As of September 30, 2004, the unfunded status of the SERP and Retiree Medical Plan was approximately $3.7 million as compared with $3.8 million as of December 31, 2003. The Company anticipates that it will distribute approximately $0.4 million in 2004 to participants of the SERP and Retiree Medical Plan. As disclosed in further detail in Note 15, “Subsequent Events”, the Company’s intent is to settle its legal obligation with regard to the benefits attributable to the SERP and the Retiree Medical Plan within the next twelve months.

     Components of net periodic benefit costs are as follows (in thousands):

	Defined Pension Benefits		Other Benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest cost on benefit obligations	$836	$849	$164	$174
Expected return on plan assets	(829)	(736)	—	—
Recognized net actuarial loss	161	206	35	34
Amortization of transition costs	(62)	(62)	—	—

Total	$106	$257	$199	$208

     The components of net periodic benefit costs for the three months ended September 30, 2004 and 2003 are not considered significant.

8. Earnings Per Share of Common Stock

     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Company common stock were exercised or converted into Company common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the periods ended September 30, 2004 and 2003. For the periods ended September 30, 2004 and 2003, 21.1 million and 21.9 million shares, respectively, attributable to the exercise of outstanding options, warrants and convertible Preferred Stock were excluded from the calculation of diluted EPS because the effect was antidilutive.

9. Business Segment Data

     The Company has continuing operations in northwest Russia and the Republic of Georgia. The Company’s reporting segments are comprised of (i) fixed telephony, (ii) wireless telephony and (iii) cable television. The Company evaluates the performance of its operating segments based on operating income and earnings before income taxes. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees.

     In 2004, consolidated fixed telephony is comprised solely of PeterStar. In 2003, consolidated fixed telephony was comprised of both PeterStar and Baltic Communications Ltd. (“BCL”), a former wholly-owned subsidiary that provided telecommunication services in St. Petersburg, Russia. On October 1, 2003, PeterStar acquired the Company’s ownership rights in BCL.

     In 2004, unconsolidated wireless telephony is comprised of Magticom. In 2003, unconsolidated wireless telephony was comprised of both Magticom and Tyumenruskom. The Company disposed of its interest in Tyumenruskom in September 2003.

     Consolidated cable television through June 30, 2004 is comprised of Ayety. As discussed in further detail in Note 3, “Change in Basis of Presentation”, subsequent to June 30, 2004, Ayety’s results are presented in equity in losses of unconsolidated investees.

     In addition to these business segments, the Company had other operating activities that were carried out in business ventures which are considered discontinued components (See Note 11, “Discontinued Business Components”). Further, the Company had other unconsolidated activities that were carried out in business ventures, which were disposed of during 2004 and 2003 (See Note 4, “Investments in and Advances to Business Ventures”).

     The Company’s segment information is set forth for the three and nine months ended September 30, 2004 and 2003 in the following tables (in thousands):

	Three months ended September 30, 2004
	Fixed			Corporate and
	Telephony	Wireless Telephony	Cable Television	Eliminations	Consolidated
Revenues	$20,040	$—	$—	$—	$20,040
Cost of services	6,913	—	—	—	6,913
Selling, general and administrative	3,385	—	—	3,086	6,471
Depreciation and amortization	5,678	—	—	15	5,693

Operating income (loss)	4,064	—	—	(3,101)	963
Other income (expense):
Equity in income (losses) of unconsolidated investees	—	6,816	(5)	—	6,811
Interest expense, net	(244)	—	—	(3,832)	(4,076)
Gain on retirement of debt	—	—	—	—	—
Foreign currency (loss) gain	(296)	—	—	4	(292)
Other (expense) income, net	(103)	—	—	23	(80)
Minority interest	(1,175)	(2,017)	—	—	(3,192)

Income (loss) before income tax expense, discontinued components and the cumulative effect of a change in accounting principle	$2,246	$4,799	$(5)	$(6,906)	$134

	Three months ended September 30, 2003
	Fixed			Corporate and
	Telephony	Wireless Telephony	Cable Television	Eliminations	Consolidated
Revenues	$18,014	$—	$619	$—	$18,633
Cost of services	6,246	—	2	—	6,248
Selling, general and administrative	3,764	—	454	5,982	10,200
Depreciation and amortization	4,862	—	100	78	5,040

Operating income (loss)	3,142	—	63	(6,060)	(2,855)
Other income (expense):
Equity in income (losses) of unconsolidated investees	—	4,628	(1,070)	—	3,558
Interest expense, net	(45)	—	(226)	(3,787)	(4,058)
Gain on retirement of debt	—	—	—	465	465
Gain on disposition of businesses	—	—	—	12,031	12,031
Foreign currency (loss) gain	(54)	—	(112)	104	(62)
Other income (expense), net	241	—	—	(175)	66
Minority interest	(984)	(1,358)	—	—	(2,342)

Income (loss) before income tax expense, discontinued components and the cumulative effect of a change in accounting principle	$2,300	$3,270	$(1,345)	$2,578	$6,803

	Nine months ended September 30, 2004
	Fixed			Corporate and
	Telephony	Wireless Telephony	Cable Television	Eliminations	Consolidated
Revenues	$56,544	$—	$1,371	$—	$57,915
Cost of services	18,613	—	45	—	18,658
Selling, general and administrative	11,487	—	1,211	9,387	22,085
Depreciation and amortization	17,117	—	213	52	17,382

Operating income (loss)	9,327	—	(98)	(9,439)	(210)
Other income (expense):
Equity in income (losses) of unconsolidated investees	—	16,790	(5)	—	16,785
Interest expense, net	(280)	—	(460)	(11,212)	(11,952)
Foreign currency (loss) gain	(399)	—	34	—	(365)
Other (expense) income, net	(138)	—	—	24	(114)
Minority interest	(2,930)	(4,404)	—	—	(7,334)

Income (loss) before income tax expense, discontinued components and the cumulative effect of a change in accounting principle	$5,580	$12,386	$(529)	$(20,627)	$(3,190)

	Nine months ended September 30, 2003
	Fixed			Corporate and
	Telephony	Wireless Telephony	Cable Television	Eliminations	Consolidated
Revenues	$51,147	$—	$1,942	$—	$53,089
Cost of services	16,989	—	25	—	17,014
Selling, general and administrative	10,692	—	1,352	23,381	35,425
Depreciation and amortization	14,680	—	398	177	15,255

Operating income (loss)	8,786	—	167	(23,558)	(14,605)
Other income (expense):
Equity in (losses) income of unconsolidated investees	(468)	10,157	728	—	10,417
Interest income (expense), net	36	—	(702)	(13,089)	(13,755)
Gain on retirement of debt	—	—	—	24,582	24,582
Gain on disposition of business	—	—	—	12,031	12,031
Foreign currency (loss) gain	(415)	—	(79)	28	(466)
Other (expense) income, net	(36)	—	—	41	5
Minority interest	(3,371)	(2,959)	—	—	(6,330)

Income before income tax expense, discontinued components and the cumulative effect of a change in accounting principle	$4,532	$7,198	$114	$35	$11,879

     Information about the Company’s continuing operations by geographic location, is as follows (in thousands):

	Revenues		Assets
	Nine months ended September 30,		September 30,	December 31,
	2004	2003	2004	2003
Russia	$56,544	$51,147	$137,111	$127,033
Georgia	1,371	1,942	35,640	35,669

	$57,915	$53,089	$172,751	$162,702

     The Company no longer conducts operating business activities within the U.S. As such, the Company does not have significant assets within the U.S., with the exception of its unrestricted corporate cash that is held in banks within the U.S., which aggregated $40.2 million as of September 30, 2004.

10. Other Consolidated Condensed Financial Statement Information

Accounts Receivable

     The total allowance for doubtful accounts at September 30, 2004 and December 31, 2003 was $1.5 million and $2.0 million, respectively.

Intangible Assets and Goodwill

     Intangible assets at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	2004			2003
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Licenses	$36,809	$(35,622)	$1,185	$36,755	$(30,235)	$6,520
Assets not subject to amortization:
Numbering capacity	1,239	—	1,239	1,325	—	1,325

	$38,048	$(35,622)	$2,424	$38,080	$(30,235)	$7,845

     Estimated amortization expense is expected to be $1.2 million for the remainder of 2004 and insignificant thereafter.

     The change in the carrying value of goodwill of $1.9 million from December 31, 2003 to September 30, 2004 is principally due to acquisitions of businesses by PeterStar.

Accrued Expenses

     Accrued expenses at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Accrued pension and personnel costs	$7,627	$2,802
Deferred revenue	2,664	2,874
Accrued franchise and other taxes	2,392	3,322
Accrued professional fees	2,074	4,598
Self insurance reserves	1,963	3,149
Accrued interest	—	3,991
Other accrued expenses	2,884	3,205

	$19,604	$23,941

Other Long-term Liabilities

     Other long-term liabilities at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	2004	2003
Deferred revenue	$1,452	$1,428
Pensions	—	6,204

	$1,452	$7,632

Accumulated Other Comprehensive Loss

     The accumulated balances for each classification of other comprehensive loss at September 30, 2004 and 2003 are as follows (in thousands):

	Foreign Currency		Minimum
	Translation Adjustments		Pension Liability		Other Comprehensive Loss
	2004	2003	2004	2003	2004	2003
Balances at January 1	$5,619	$5,042	$7,442	$6,906	$13,061	$11,948
Adjustment recognized due to changes in functional currency at subsidiaries	—	1,250	—	—	—	1,250
Realized losses as a result of dispositions	(4,635)	(377)	—	—	(4,635)	(377)
Net period change	(2,443)	1,166	—	—	(2,443)	1,166

Balances at September 30	$(1,459)	$7,081	$7,442	$6,906	5,983	$13,987

Supplemental Disclosure of Cash Flow Information

     Supplemental disclosure of cash paid for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Interest	$16,354	$16,431

Income taxes	$5,451	$3,584

11. Discontinued Business Components

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. As of September 30, 2004, the Company has entered into agreements for the disposition of all non-core media businesses.

     Furthermore, since the first quarter of 2002, the Company has sought out opportunities to sell other business ventures for the purpose of improving the Company’s corporate liquidity position. In light of these events, the Company concluded that certain business ventures met the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these entities have been presented as such within the condensed consolidated financial statements.

     Accordingly, the income statement of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income from discontinued components and the balance sheets present the assets and liabilities of such operations as assets and liabilities of discontinued components.

     The significant dispositions of such businesses from January 1, 2003 to September 30, 2004 are summarized below.

Radio Group Transaction

     In September 2004, the Company entered into a stock purchase agreement pursuant to which it sold its wholly-owned radio business unit, Metromedia International, Inc. (“MII”) to Communicorp Group Limited (“Communicorp”) for an aggregate cash purchase price of approximately $14.25 million, subject to further adjustment.

     MII held the Company’s interests in seventeen of the Company’s remaining eighteen radio businesses, which operate in Bulgaria, the Czech Republic, Estonia, Finland and Hungary. Under the stock purchase agreememt, Communicorp acquired the outstanding stock of MII for payments of approximately $13.54 million, which has already been received by the Company, with the remaining approximately $0.71 million to be received six months after closing subject to Communicorp not having incurred actual damages within the six month period after closing as a result of MIG’s breach of any of the warranties it made to Communicorp in the stock purchase agreement. In the unlikely event of any such damages being incurred by Communicorp in this manner, the second payment to the Company will be reduced by the amount of such damages. The agreement also provides for an adjustment to the purchase price, if the consolidated net assets of MII at closing differ by more than two percent (2%) from the projected amount the Company had provided to Communicorp (the “Net Asset Adjustment”). The Company anticipates that it will need to fund approximately $0.4 million to Communicorp, during the fourth quarter of 2004, as a result of the settlement of the Net Asset Adjustment.

     The sale of MII resulted in the preliminary recognition of a gain of $1.2 million, which has been presented in discontinued operations for the nine months ended September 30, 2004.

Radio Skonto

     On April 28, 2004, the Company sold its 55% interest in Radio Skonto (“Skonto”) to A/S Multibanka, a stock company registered in Latvia already owning 10% of Skonto. In addition, the Company assigned its right to collect from Skonto unpaid management fees to A/S Multibanka or A/S Multibanka’s designee. Total consideration for the ownership rights and assigned receivable was $0.5 million. The Company recognized a gain on the disposition of $0.3 million in discontinued components in the nine months ended September 30, 2004.

ATK

     On March 26, 2004, the Company announced that it completed the sale of its interests in Arkhangelsk Television Company (“ATK”) to Yuri Firsov, the General Director of ATK, for net cash proceeds of $1.5 million. The Company recognized a gain on the disposition of $0.7 million, which has been presented in discontinued components for the nine months ended September 30, 2004.

Romsat

     On March 4, 2004, the Company announced that it had completed the sale of its interests in FX Communications S.R.L. (aka Romsat Cable TV) and FX Internet S.R.L., to a consortium of buyers that includes Romania Cable Systems S.A. and Astral Telecom S.A. in a transaction that resulted in net cash proceeds of $16.0 million. The Company recognized a gain on the disposition of $5.8 million, which has been presented in discontinued components for the nine months ended September 30, 2004.

Sun TV

     On November 12, 2003, the Company sold its interest in the Moldovan cable television company Sun TV and Sun Constructie S.R.L., a Moldovan trading company to Lekert Management, Ltd., a company organized under the laws of British Virgin Islands for cash consideration of $2.1 million. Lekert Management, Ltd. is an affiliate of Neocom S.R.L., which owned 35% of Sun TV prior to the transaction. The Company recorded a charge to earnings in the three months ended September 30, 2003 in the amount of $0.4 million to reflect its investment in Sun TV and Sun Constructie at the lower of cost or fair value less cost to sell. The impairment charge was included in the results of discontinued components.

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

     The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in a gain of $2.9 million on the disposition, which was recorded in the nine months ended September 30, 2003.

Adamant Transaction

     On April 24, 2003, the Company completed an exchange with Adamant of its ownership in certain of its business units in Russia for $58.6 million, face value, of the Company’s Senior Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow-based fixed-line telephony operator (“Comstar”); Kosmos TV, a Moscow-based cable television operator (“Kosmos TV”); and the Company’s Russian radio businesses (the “Radio Businesses”). In addition to conveying the Senior Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Discount Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant.

     The Company recorded a gain related to this transaction of $31.6 million in the nine months ended September 30, 2003, which is comprised of a $24.6 million gain related to the early extinguishment of the exchanged Senior Discount Notes and a $7.0 million gain on the transfer of the Company’s interests in the Radio Businesses. Such gain on debt was adjusted to $24.6 million in the third quarter of 2003, due to a favorable adjustment of $0.5 million to professional fees previously accrued. The gain on extinguishment was reflected in the Company’s income from continuing operations in the nine months ended September 30, 2003, while the gain on sale of the Company’s interests in the Radio Businesses was reflected in the income from operations of discontinued components in the nine months ended September 30, 2003.

Other Non-Core Activities

     The Company recognized a gain of $0.5 million related to the settlement of remaining severance obligations and other liabilities of discontinued components in the nine months ended September 30, 2004.

     The Company recognized income of $0.5 million in discontinued components in the nine months ended September 30, 2003 related to the cumulative effect of a change in accounting principle (see Note 2, “Summary of Significant Accounting Policies - Accounting Change”).

     The Company recognized a gain of $0.7 million in discontinued components in the three months ended September 30, 2003 related to the final accounting of the sale of Snapper in November 2002.

Operating Results

     The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$2,476	$3,038	$10,012	$9,590
Operating loss	(109)	(768)	(934)	(2,378)
Net loss	$(120)	$(741)	$(1,237)	$(2,028)

     The combined results of operations of the discontinued cable television businesses are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$—	$2,619	$2,080	$8,730
Operating (loss) income	(227)	(867)	160	(778)
Net (loss) income	$(227)	$(1,059)	$155	$(905)

     The principal balance sheet balances included in Discontinued Business Components are as follows (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$2	$1,402
Other receivables	336	1,064
Other current assets	—	3,093

Current assets	$338	$5,559

Goodwill	$—	$8,748
Property, plant and equipment, net	—	5,647
Intangible assets, net	—	4,977
Other noncurrent assets	—	713

Noncurrent assets	$—	$20,085

Accounts payable	$43	$2,766
Accrued expenses	551	4,421

Current liabilities	$594	$7,187

Long-term liabilities	$—	$376

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

Escrowed Severance

     As a condition to the sale, in November 2002, of Snapper Inc.’s assets, the Company was required to escrow monies owed to former employees under their respective severance arrangements. Such amounts outstanding totaled $1.0 million as of December 31, 2003. During the first quarter of 2004, the Company settled the remaining severance obligations with the former employees at a discount, which resulted in the Company receiving $0.3 million of excess escrowed cash from the escrow agent.

Litigation

     On March 31, 2003, Mr. James Campbell filed a complaint in the Circuit Court of Walker County, Alabama against Turtle Shell, Inc., formerly known as Snapper, Inc. (a wholly owned subsidiary of the Company) for damages related to injuries allegedly sustained by him while operating a Snapper lawnmower. In November 2002, the Company disposed of all assets and most liabilities of Snapper, Inc. but retained certain liabilities, including any obligations that may arise out of this litigation. Mr. Campbell died on July 14, 2003. In light of Mr. Campbell’s death, his complaint was amended to include a wrongful death claim and a claim of damages for any pain and suffering incurred by Mr. Campbell from the time of injury until death. Mr. Campbell’s estate was substituted as the plaintiff in this action. Also named as a defendant in this case is Briggs & Stratton, the company that manufactured the engine of the lawnmower. On August 3, 2004, a settlement agreement was reached among Mr. Campbell’s estate, the Company and the other co-defendant. All claims against the Company have been released.

     In January 2004, a complaint was filed against the Company in the Court of Chancery of the State of Delaware. In the complaint Mr. McLaughlin, the plaintiff, is seeking to enforce his rights as a shareholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks proper purpose and is preparing to defend its position in court. However, in order to minimize costs of a potential trial, the Company has entered into discussions with the plaintiff regarding the nature of information sought by him and has provided certain requested documents as appropriate. No trial has been scheduled in this case. The Company is not in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations.

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

Georgian Matters

     As previously disclosed, the Company has received letters from, and corresponded with, two Georgian individuals involved in the initial formation of certain of the Company’s business ventures in the Republic of Georgia. These individuals allege that the Company has not fully complied with its obligations to them under certain contracts. In addition, the individuals have alleged that Company personnel may have violated the Foreign Corrupt Practices Act (“FCPA”) and possibly engaged in other improper or illegal conduct. Concerning the allegations of improper or illegal conduct, including FCPA allegations, an investigation conducted by the Company’s outside counsel failed to uncover any specific factual support for these allegations. With respect to the contractual claims, the Company entered into a settlement agreement with one of the individuals. Upon investigation, the Company determined that the second individual’s allegations of contractual breach had no merit.

Mtatsminda Litigation

     As discussed previously in Note 3, “Change in Basis of Presentation”, the Company has been involved in several commercial disputes with Mtatsminda, the Company’s 15% minority partner in its Ayety business venture. These commercial disagreements have resulted in Mtatsminda filing a claim, on July 25, 2004, against International Telcell SPS, Inc. (“ITSPS”), a subsidiary of the Company, Ayety and Zurab Chigogidze, the General Director of Ayety, for damages in the amount of GEL 185,000 (US $90,000), GEL 23,000 (US $13,000) and GEL 258,000 (US $130,000), respectively. The claim was filed in the Mtatsminda District Court in Tbilisi, Republic of Georgia. In its complaint, Mtatsminda alleges that it suffered damages because Ayety TV had used its cash resources to make payments to ITSPS in repayment of a credit facility between Ayety and ITSPS. Mtatsminda also claims that Ayety has not authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda. On September 15, 2004, ITSPS filed a counterclaim stating that all of Mtatsminda’s claims are groundless. ITSPS also challenged Mtatsminda’s standing in the case due to expiration of the statute of limitations, non-payment of court duty and other procedural matters. ITSPS is prepared to defend its position in court. Based on the information available and due to the relatively low amounts of damages claimed, the Company believes that these matters will not result in any material adverse effect on the Company’s business, financial condition or results of operations.

Pension Benefit Guaranty Corporation

     In the second quarter of 2004, the Company engaged in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the Company’s June 23, 2003 notice to the PBGC that highlighted (i) that the Company may have historically failed to timely satisfy certain minimum funding requirements with respect to one of its defined benefit pension plans, (ii) that the sale of corporate assets by a subsidiary of the Company may have triggered certain PBGC reporting, bonding and/or escrow requirements with respect to another one of its defined benefit pension plans, (iii) that the Company had recently added extra contributions to one of its defined benefit pension plans to remedy a previous period funding shortfall situation, and (iv) that the Company believes that there are no further corrective actions required with respect to either defined benefit pension plan. In a letter dated August 6, 2004, the Company was informed by the PBGC that the PBGC does not intend to take any action with respect to the matter addressed in the Company’s June 23, 2003 notice.

13. Related Party Transactions

     Metromedia Company, a significant common shareholder of the Company, provides certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement (the “CSA”). For the nine months ended September 30, 2004 and 2003, the Company incurred consulting fees of $0.2 million and $0.3 million, respectively, pursuant to the CSA. A significant portion of the consulting fees incurred under the CSA in the first half of 2004 and 2003 is principally related to tax consulting related services with the remainder for executive managerial, legal and other services. The Company anticipates that future services by Metromedia Company will be principally related to executive managerial services, since Metromedia Company ceased providing significant tax consulting services to the Company in May 2004.

     Services provided by Metromedia Company pursuant to the CSA have been provided as requested by the Company and have been invoiced to the Company at agreed-upon hourly rates. There is no minimum required level of services. The Company is also obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with services performed by it under the CSA. Pursuant to the CSA, the Company agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys’ fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement, other than those in any way relating to or resulting from the gross negligence or willful misconduct of Metromedia Company, its employees, consultants or other representatives. The CSA continues in effect unless and until Metromedia Company or the Company provide written notice of termination to the other party, whereupon the CSA will terminate immediately.

14. Acquisitions and Other Transactions

PeterStar Acquisitions

ADM-Murmansk

     On September 1, 2004, PeterStar acquired 100% of the outstanding shares of ASPOL-Diamant Murmansk (“ADM-Murmansk”), an alternative telephone operator in the Murmansk region of northwest Russia. Through its telephony network, utilizing fiber-optic links and digital radio systems, ADM-Murmansk is among the three largest alternative telephone operators in the Murmansk region, focusing on the provision of voice, data and Internet services. The Murmansk region is among Russia’s top regions with a very high Internet penetration rate, ranking third just after Moscow and St. Petersburg, and borders Finland and the Barents Sea (Arctic Ocean). The aggregate cash consideration of $2.1 million for this transaction was fully financed by PeterStar cash reserves.

PGTS

     On April 27, 2004, PeterStar completed the acquisition of 80% of the outstanding shares of Pskov City Telephone Network (“PGTS”), an incumbent local exchange carrier in Northwest Russia, and 89% of the shares of Pskovinterkom a smaller local exchange carrier in Pskov and a sister company of PGTS. The Pskov district is located in the northwest region of Russia and borders the Baltic States and Belarus. Total consideration for the transactions was $4.1 million, which was fully financed by PeterStar cash reserves. PeterStar purchased the remaining 11% of the shares of Pskovinterkom subsequent to June 30, 2004 for nominal consideration.

     Based on a preliminary analysis of the fair value of the net assets acquired, $1.9 million of goodwill has been recognized in respect of these acquisitions. The Company is currently in the process of analyzing the preliminary assigned fair values.

     In addition, these newly acquired companies contributed revenues of $1.7 million and incurred a net loss of $0.2 million for the nine months ended September 30, 2004. The impact of these acquisitions on the operating results of the Company for the nine months ended September 30, 2004 and 2003, if presented on a pro-forma basis, are not readily determinable, nor deemed material.

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

     On April 23, 2004, Magticom issued a dividend of $15.6 million. Telcell, which was entitled to $6.9 million of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze assigned to Telcell his right to receive future dividends from Magticom until the loan, which was to mature on December 31, 2004, was paid in full. Such loan was repaid by Dr. Jokhtaberidze during the third quarter of 2004.

     On May 1, 2004, the Company, the equity holders of Telcell, and Dr. Jokhtaberidze entered into a binding memorandum of understanding (“Jokhtaberidze MOU”), providing for, upon execution of definitive documents and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus cash consideration of approximately $18.2 million. The Company will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by the Jokhtaberidze MOU, the Company will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. Completion of the transactions contemplated by the Jokhtaberidze MOU has been delayed pending outcome of the recently announced Proposed Merger (See Note 1, “Basis of Presentation, Description of Business, Recent Developments and Going Concern – Proposed Merger”). The Company believes that these transactions will be completed during the second quarter of

2005, either independently or as a part of concluding the Proposed Merger.

     Also, on May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (the “Georgian Government MOU”) providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest from ITC in Magticom. The Option has a limited exercise period of 12 months from the date of issuance, and such issuance will not occur until the completion of the restructuring of Dr. Jokhtaberidze’s ownership interest in Magticom, pursuant to the Jokhtaberidze MOU, as discussed above.

     The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities, as defined in the Georgian Government MOU (a “Qualified Holder”), provided that the transfer of the Option to a Qualified Holder that directly or indirectly owns or controls or is controlled by or is under common control with any telecommunications business in the Republic of Georgia is subject to approval by ITC at its sole discretion. Furthermore, no Qualified Holder is permitted to transfer the Option. The exercise price of the Option is based on a formula that is calculated by using twenty percent of the product of Magticom’s earnings before income taxes, depreciation and amortization (“EBITDA”) for the four most recently ended fiscal quarters prior to the date of the exercise of the Option multiplied by 2.5. As of September 30, 2004, utilizing Magticom’s four most recent fiscal quarter EBITDA amounts, the exercise of the option would provide the Company approximately $17.5 million of cash. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years.

     If the Option is exercised, ITC will retain a 31% direct ownership in Magticom (after the transactions contemplated by the Jokhtaberidze MOU) and ITC will also have a 34.5% indirect ownership in Magticom through Telcell, and as a result, the Company’s aggregate ownership interest in Magticom will be 32.8%. In addition, the Company would continue to have the largest effective ownership interest in Magticom and would continue to be able to exert operational control over Magticom because it would be the majority stockholder of ITC and the managing member of Telcell. Issuance of the Option to the Georgian Government is dependent upon the completion of the transactions contemplated by the Jokhtaberidze MOU; which, as stated earlier, the Company does not anticipate will occur until the second quarter of 2005.

15. Subsequent Events

Vilsat Disposition

     On October 12, 2004, the Company sold its 85% ownership interests in UAB Viginta (“Vilsat”) to the minority owner of Vilsat for cash consideration of $0.7 million. The Company received an initial deposit of $25,000 on September 24, 2004 and finalized the terms and received final settlement on October 12, 2004. The Company recorded a charge to earnings in the third quarter 2004 in the amount of $0.2 million to reflect its investment in Vilsat at the lower of cost or fair value less cost to sell. The impairment charge was presented in the results of discontinued components.

Szeged Disposition

     On September 9, 2004, the Company entered into an agreement to sell its ownership interests in Juventus Radio 100.2 Mûsorszolgáltató Kft. (“Szeged”) to Fes-Media 2004 Kft. for aggregate cash consideration of approximately HUF 150 million (Hungarian Forints), or approximately $0.75 million. The Company received an initial deposit of $50 thousand and expects to complete the disposition in the fourth quarter of 2004. If the disposition is concluded based on the executed terms and conditions, the Company anticipates recognizing a nominal gain on the final disposition.

Termination of Employee Benefit Plans

     The Company is currently taking steps to settle and resolve certain benefit obligations to former U.S. based employees of the Company. These initiatives are being implemented to both reduce the Company’s overhead cash burn-rate and resolve certain of its long-standing Historical Corporate Liabilities. The Company currently anticipates that the Merged Plan, SERP and Retiree Medical Plan obligations will be settled within the next twelve months.

     Specifically, as previously discussed in Note 7, “Employee Benefit Plans”, the Company’s Board of Directors approved management’s recommendation to terminate the Merged Plan, pursuant to a standard termination in accordance with the provisions of Section 4041 of ERISA. In connection therewith, the Company notified the participants in the Merged Plan, on October 25, 2004, of the Company’s intent to terminate the Merged Plan on the proposed termination date of December 31, 2004. The Merged Plan is required, at termination, to have assets with a value that is sufficient to provide for all retiree benefit liabilities under the Merged Plan within the meaning of Section 4041 of ERISA. As of September 30, 2004, the unfunded status of the Merged Plan was approximately $3.3 million as compared with $3.8 million as of December 31, 2003. The Company has engaged an outside actuary to determine the additional amount that the Company must contribute to the Merged Plan to satisfy all benefit liabilities, to the extent that the value of the assets of the Merged Plan at termination are not sufficient to provide them; however, at present the Company is not certain of the ultimate cash outlay required to settle this obligation. The Company intends to purchase an annuity contract for the benefit of the Merged Plan participants to satisfy this obligation. In addition, the Company is currently preparing the necessary analysis needed to engage in negotiations with participants in the SERP and the Retiree Medical Plan regarding the settlement of the Company’s obligations to such employees; however, at present the Company is not certain of the ultimate cash outlay required to settle the SERP and Retiree Medical Plan obligations.

MAGTICOM LIMITED

CONDENSED STATEMENTS OF INCOME
(in thousands of US Dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating revenues:
Service revenues	$21,145	$15,913	$55,780	$40,179
Interconnect and other revenues	6,414	4,617	15,700	11,601

Total operating revenues	27,559	20,530	71,480	51,780
Operating expenses:
Cost of services and connection costs	3,481	2,777	9,112	7,491
Selling, general and administrative	2,824	2,691	7,863	6,361
Depreciation and amortization	3,374	3,147	10,451	9,466

Operating income	17,880	11,915	44,054	28,462
Other income (expense):
Interest income	405	—	708	81
Foreign currency (loss) income	(22)	(147)	175	(236)
Other income (expense), net	6	32	113	(499)

Income before income tax	18,269	11,800	45,050	27,808
Income tax expense	4,358	2,354	10,785	5,698

Net income	$13,911	$9,446	$34,265	$22,110

See accompanying notes to unaudited condensed financial statements.

MAGTICOM LIMITED

CONDENSED BALANCE SHEETS
(in thousands of US Dollars)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,433	$17,858
Accounts receivable, net	3,487	1,303
Inventory	396	117
Prepaid expenses and other current assets	1,282	654

Total current assets	18,598	19,932
Property, plant and equipment, net	63,443	57,256
Intangible assets, net	1,474	1,340

Total assets	$83,515	$78,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,022	$696
Accrued and other current liabilities	6,159	4,636
Dividends payable	206	—
Customer deposits and deferred revenue	4,079	3,778

Total current liabilities	12,466	9,110
Deferred revenue, less current portion	448	651
Stockholders’ equity:
Common stock	3,064	3,064
Paid-in surplus	2,446	2,446
Retained earnings	61,804	66,427
Accumulated other comprehensive income (loss)	3,287	(3,170)

Total stockholders’ equity	70,601	68,767

Total liabilities and stockholders’ equity	$83,515	$78,528

See accompanying notes to unaudited condensed financial statements

MAGTICOM LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of US Dollars)
(unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$34,265	$22,110
Items not requiring cash outlays:
Depreciation and amortization	10,451	9,466
Deferred income tax benefit	(232)	—
Provision for doubtful accounts	31	(311)
Loss from disposition of equipment	—	1,214
Changes in:
Accounts receivable	(2,258)	(946)
Inventories	(279)	(18)
Accounts payable	1,326	1,021
Other assets and liabilities	818	781

Cash provided by operating activities	44,122	33,317
Cash used in investing activities — Additions to property, plant and equipment and other	(9,865)	(16,562)
Financing activities:
Dividends paid	(38,682)	(2,778)
Payments on loans payable to shareholder	—	(10,926)

Cash used in financing activities	(38,682)	(13,704)

Net (decrease) increase in cash and cash equivalents	(4,425)	3,051
Cash and cash equivalents at beginning of period	17,858	7,489

Cash and cash equivalents at end of period	$13,433	$10,540

See accompanying notes to unaudited condensed financial statements.

MAGTICOM LIMITED

Condensed Statements of Stockholders’ Equity and Comprehensive (Loss) Income
(in thousands of US Dollars, except share data)
(unaudited)

				Accumulated Other	Total
		Paid-in		Comprehensive	Stockholders’	Comprehensive
	Common Stock	Surplus	Retained Earnings	Income (Loss)	Equity	(Loss) Income
Balances at January 1, 2003	$3,064	$2,446	$38,098	$—	$43,608
Net income	—	—	22,110		22,110	$22,110
Other comprehensive loss, net of tax:
Adjustment recognized due to change in functional currency				(3,966)	(3,966)	(3,966)
Foreign currency translation adjustments				318	318	318

Total comprehensive income						$18,462

Dividends			(2,830)		(2,830)

Balances at September 30, 2003	$3,064	$2,446	$57,378	$(3,648)	$59,240

Balances at January 1, 2004	$3,064	$2,446	$66,427	$(3,170)	$68,767
Net income	—	—	34,265		34,265	$34,265
Other comprehensive income, net of tax:
Foreign currency translation adjustments				6,457	6,457	6,457

Total comprehensive income						$40,722

Dividends			(38,888)		(38,888)

Balances at September 30, 2004	$3,064	$2,446	$61,804	$3,287	$70,601

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

Business and Economic Environment

     The environment for business in the Republic of Georgia has changed rapidly over the last decade from a system where central planning and direction dominated, to one in which market forces increasingly operate. As a result of the speed and continuation of this complex change, the legal and regulatory framework in place in more mature market economies for the protection and regulation of companies and investors is still developing. The Republic of Georgia has been experiencing political change and macro-economic instability. These factors have affected and may continue to affect the activities of enterprises doing business in this environment. Accordingly, operating in the Republic of Georgia involves risks, which do not typically exist in more mature and developed market economies. See Note 6, “Commitments and Contingencies - Risks Associated with the Republic of Georgia”.

     The accompanying financial statements reflect management’s assessment of the impact of these factors on the operations and the financial position of the Company. The impact on the Company of the current and future business environments may differ from management’s assessment and such differences may be significant.

Basis of Presentation

     The accompanying interim condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in MIG’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations for the three and nine-month periods ended September 30, 2004 and 2003 and its cash flows for the nine-month periods ended September 30, 2004 and 2003, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

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

     Until March 31, 2003, the Company’s functional currency was the US Dollar because it reflected the economic substance of the underlying events and circumstances of the Company. On April 1, 2003, the Company determined that the repayment of all loans, which were US Dollar denominated, required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the US Dollar to the GEL. Consequently, at April 1, 2003, the historical bases of the Company’s non-monetary assets were translated to US Dollars using the exchange rate in effect as of that date, except for the historical base of the Company’s non-monetary assets that were acquired before January 1, 1999, which were set using the exchange rate in effect as of January 1, 1999, because as at that date the GEL ceased to be highly inflationary. The translation of the non-

monetary assets using the GEL as functional currency for the period from January 1, 1999 to April 1, 2003 resulted in a decrease in property, plant and equipment of $3,367,000 and an addition of $850,000 to deferred taxes resulting from the temporary differences between the historical bases and the tax bases of the non-monetary assets, which were recorded as a cumulative translation adjustment in equity. The US dollar remains the Company’s reporting currency.

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

Nonmonetary Transactions

     The Company had historically interconnected with a competing mobile telephone provider in the Republic of Georgia (the “Competitor”) pursuant to an arrangement by which Magticom and the Competitor each terminated traffic originating on the other’s network without explicit charges. Revenues and costs were not reflected in the financial statements of the Company for this exchange of traffic with the Competitor. The Company and the Competitor adopted this historical arrangement in view of the roughly balanced levels of originating and terminating traffic exchanged between them. The arrangement was not accounted for within the Company’s financial statements as neither the fair value of the Company’s nor the Competitor’s capacity was readily determinable within a reasonable limit. In October 2003, the Company and the Competitor adopted a refinement of their historical interconnection arrangement; either party is entitled to a payment only if its net traffic volume (incoming less outgoing) exceeds a certain threshold level. Under this agreement, the Company would recognize only the incremental revenue or cost connected with net traffic volumes in excess of the threshold level.

     Through September 30, 2004, net traffic thresholds were not exceeded. Consequently, no payments have been exchanged between the parties and the Company has not recognized any revenue or cost pursuant to the October 2003 arrangement. The 2003 interconnect arrangement expired on September 30, 2004 and effective October 1, 2004, the Company will issue a monthly invoice to the Competitor reflecting its termination of all Competitor traffic on the Company’s network, and the Company will receive a monthly invoice from the Competitor reflecting all of the termination of the Company’s traffic on the Competitor’s network. The parties have agreed that for billing purposes, they will utilize the Georgian Government’s regulatory approved tariff rates for interconnect traffic termination. Therefore, beginning with the Company’s fourth quarter 2004 financial statements, the Company will recognize revenue for termination of the Competitor’s traffic and cost of sales for the Competitor’s termination of the Company’s traffic.

3. Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Telecommunications equipment	$106,558	$93,233
Buildings and leasehold improvements	4,874	2,225
Office equipment, furniture and software	2,082	962
Vehicles	1,265	717
Computer equipment	458	352
Assets under construction	13,363	8,247

	128,600	105,736
Accumulated depreciation and amortization	(65,157)	(48,480)

	$63,443	$57,256

4. Loans Payable to Shareholder

     The Company had an agreement with a shareholder, Telcell, to provide financing. The shareholder financing was initially a $2,000,000 non-interest bearing loan, but was expanded by two additional lines of credit of $6,000,000, entered into in 1997, and $11,000,000, entered into in 1998, resulting in total available financing of $19,000,000. The $6,000,000 line of credit bore interest at LIBOR plus 5% and the $11,000,000 line of credit bore interest at LIBOR plus 3.5%. Such balances were fully repaid on February 21, 2003.

5. Common Stock

     On February 17, 2004, the Company declared dividends to its shareholders totaling $23,333,000 ($23,333 per share) of which, $7,778,000 was paid on February 27, 2004 and the balance as more fully described in Note 7, “Related Party Transactions” was paid on April 23, 2004.

     On April 8, 2004, the Company declared dividends to its shareholders totaling $15,555,000 ($15,555 per share) of which, $15,349,000 was paid on September 28, 2004 and the balance, $206,000 on October 1, 2004.

6. Commitments and Contingencies

Concentration of Cash Balances

     The Company has on deposit the majority of its available cash, principally U.S. dollars, with two Georgian banks, of which one held $8,413,000 and the other held $4,544,000 as of September 30, 2004.

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

     Events in the Republic of Georgia arising from widespread discontent over elections held in late 2003, resulting in the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili, have significantly increased the level of political uncertainty. This condition, which is expected to extend into the foreseeable future, increases the level of economic and legal risks that the Company faces with respect to its operations. Present conditions in the Republic of Georgia significantly increase the possibility of general economic distress, civil unrest, civil war, foreign intervention, terrorism and declines in consumer confidence in the Republic of Georgia, each of which could have a material adverse effect on the Company’s operations.

     The Georgian Tax Inspectorate has performed a review of certain interconnect arrangements that the Company has with other telecommunications businesses within the Republic of Georgia to determine whether the Company complied with Georgian tax regulations. In addition, at the request of the Prosecutor General’s Office of the Republic of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia (the “Representatives of the New Georgian Government”) has completed an additional review of interconnect arrangements to determine whether the Company has complied with Georgian tax regulations. No adverse finding has been issued against the Company as a result of either investigation.

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

New Draft Tax Code

     On June 13, 2004, the Georgian Government presented a new draft Tax Code for public discussion. The draft code is expected to be in effect from January 1, 2005. From twenty-one currently existing taxes in the Republic of Georgia, there are only nine left in the new draft code: social, income, profit, VAT, excise, property, gambling, land and tax on usage of natural resources. According to the draft code, several tax rates are to decrease: the social tax - from 33% to 20%, income tax — from 20% to 12%, VAT — from 20% to 18%. The final Tax Code may differ significantly from the draft Tax Code.

7. Related Party Transactions

     NeoStudia is a public relations firm that is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the three and nine-month periods ended September 30, 2004, the Company incurred $184,000 and $494,000, respectively, and for the three and nine-month periods ended September 30, 2003, the Company incurred $36,000 and $648,000, respectively, in relation to advertising work and services from NeoStudia.

     MagtiWin is a window and furniture manufacturing company that is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the three and nine-month periods ended September 30, 2004, the Company incurred $207,000 and

$686,000, respectively, and for the three and nine-month periods ended September 30, 2003, the Company incurred $248,000 and $302,000, respectively, in relation to remodeling costs of the Company’s main offices in Tbilisi.

     Telecom Georgia provides long distance, inter-CIS and local interconnect telephone services to the Company. For the three and nine-month periods ended September 30, 2004, the Company incurred interconnection expenses of $467,000 and $1,422,000, respectively. For the three and nine-month periods ended September 30, 2003, the Company incurred interconnection expenses of $363,000 and $1,429,000, respectively. Telecom Georgia is 30% owned by ITC., which is also an indirect majority shareholder of Telcell. Also, the interconnect agreements provide a source of revenue for the Company, which amounted to $213,000 and $1,500,000 for the three and nine-month periods ended September 30, 2004, respectively and $673,000 and $2,571,000 for the three and nine-month periods ended September 30, 2003, respectively.

     On April 23, 2004, Magticom paid a dividend of $15,555,000. Telcell, which was entitled to $6,860,000 of this dividend, net of taxes, agreed to loan this amount to Dr. Jokhtaberidze by redirecting its share of the dividend distribution to him. As security for the loan, Dr. Jokhtaberidze assigned to Telcell his right to receive future dividends from Magticom until the loan, which matures on December 31, 2004, is paid in full. The loan was fully repaid by Dr. Jokhtaberidze on September 28, 2004, when Dr. Jokhtaberidze redirected his portion of the dividend paid on that date by the Company to Telcell.

     On May 1, 2004, ITC, a wholly owned subsidiary of MIG, is the managing member of Telcell. MIG, Telcell’s other member and Dr. Jokhtaberidze entered into a binding memorandum of understanding (the “Jokhtaberidze MOU”), providing for, upon execution of definitive agreements and satisfaction of certain conditions, Dr. Jokhtaberidze to convey his 51% interest in Magticom to ITC in exchange for a 49.9% interest in ITC plus certain cash consideration. MIG will retain the remaining 50.1% majority ownership of ITC. After completion of all transactions contemplated by the Jokhtaberidze MOU, MIG will have the largest effective ownership interest in Magticom at 42.8% and will be able to exert operational control over Magticom as a result of its status as managing member of Telcell and majority stockholder of ITC. Completion of the transactions contemplated by the Jokhtaberidze MOU has been delayed pending outcome of MIG’s recently announced proposed merger. The Company believes that these transactions will be completed during the second quarter of 2005, whether or not MIG completes its proposed merger.

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

     Also, on May 1, 2004, ITC entered into a memorandum of understanding with the Georgian Government (“the Georgian Government MOU”) providing for issuance by ITC of an assignable option (the “Option”) to purchase a 20% ownership interest from ITC in Magticom. The Option has a limited exercise period of 12 months from the date of issuance, and such issuance will not occur until the completion of the restructuring of Dr. Jokhtaberidze’s ownership interest in Magticom, pursuant to the Jokhtaberidze MOU. If the Option is exercised, ITC will retain a 31% direct ownership in Magticom and a 34.5% indirect ownership in Magticom through Telcell.

     The Georgian Government is prohibited from directly exercising the Option, but may assign the Option to certain qualified European Union or American entities. Any entity that exercises the Option will be subject to certain transfer restrictions that encourage holding the acquired 20% Magticom ownership interest for a period of at least 3 years. Issuance of the Option to the Georgian Government is dependent upon the completion of the transactions contemplated within the Jokhtaberidze MOU; which, as stated earlier, the Company does not anticipate will occur until the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Certain statements set forth below in this Form 10-Q constitute “Forward-looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” on page 60.

Liquidity and Capital Resources

The Company

     Overview. On November 4, 2004, the Company announced that it had entered into exclusive negotiations with an investor group (the “Investor Group”) composed of Emergent Telecom Ventures (“Emergent”), First National Holding (“First National”), Capital International Private Equity Fund IV, L.P. (“Capital International”) and Baring Vostok Capital Partners (Cyprus) Limited (“Baring Vostok”) concerning the Investor Group’s preliminary proposal to acquire the Company by merger (the “Proposed Merger”). The Investor Group’s proposal assigns an aggregate preliminary enterprise value to the Company of $300.0 million, which amount would be payable in cash and allocated as follows:

•	Approximately $152.0 million would be allocated to the retirement, following the closing of the acquisition of the Company by the Investor Group, of the Company’s outstanding aggregate principal amount and fully accreted 10 1/2% Senior Discount Notes due 2007 (the “Senior Notes”);

•	An additional amount, estimated to be in the range of approximately $11.7 million to $16.5 million, would be used to fulfill certain contractual obligations to the Company’s senior executives. These contractual arrangements are currently being finalized between the Company’s Board of Directors and the respective senior executives, and the Company intends to update its public filings with the modified senior executive contractual arrangements when complete; and

•	The remainder would be allocated between the Company’s preferred and common stockholders in a manner determined by the Company’s Board of Directors prior to the execution of the definitive merger agreement and paid out to the Stockholders in connection with the consummation of the Proposed Merger.

     The proposal contains a number of conditions, including without limitation, the Investor Group’s successful completion of due diligence during a limited exclusivity period, the Investor Group obtaining commitments for all financing contemplated in its acquisition proposal, the Company meeting currently projected corporate cash balance and liability levels, and negotiation and execution of definitive transaction agreements. The Company has granted the Investor Group exclusivity until January 17, 2005 to pursue a due diligence review of the Company and negotiate a definitive merger agreement, subject to earlier termination under certain circumstances.

     If undertaken, the Proposed Merger would result in the Company being merged with and into an entity wholly-owned by the Investor Group. The Company’s current common and preferred stockholders would not become stockholders of the post-merger entity and would receive cash consideration for their stock holdings in an amount dependent on the aforementioned Board-determined allocation. The Proposed Merger will require approval by a majority of the Company’s common stock. This approval will be solicited via a proxy statement that will include further details of the Proposed Merger, the Board of Directors recommendation, and other information customary contained in merger proxy statements. Preparation of a proxy statement and solicitation of a common stockholder vote would follow signing of definitive agreements with the Investor Group. The Company anticipates that a common stockholder vote on the Proposed Merger will not occur before the end of the first quarter 2005. Although no vote of the Company’s preferred stockholders is required to approve the Proposed Merger, as a practical matter discussions with significant holders of the Company’s preferred stock concerning disposition of merger proceeds are likely to occur prior to concluding any definitive merger agreement.

     The Company has been actively assessing for some time the practical financial restructuring alternatives and business development opportunities that are available. This work has involved the realistic assessment of current valuations of the Company’s core businesses and a pragmatic assessment of the opportunities and risks associated with continued pursuit and development of the Company’s core businesses on an as currently organized basis. In connection with this work, the Company also received and carefully considered several third party merger and acquisition proposals and various opportunities to refinance the Company’s Senior Notes. The Board of Directors has concluded that the Proposed Merger, if consummated, offers the best opportunity reasonably available to maximize value for the Company’s stakeholders.

     There can be no assurances that any transaction with the Investor Group or any other party will take place nor can any assurance be given with respect to the timing or terms of any such transaction. Details of the terms of a final agreement, if any, will be disclosed upon signing of definitive agreements. The preliminary proposal made by the Investor Group is non-binding and the Company has agreed, under certain circumstances, to reimburse the Investor Group for a limited amount of its out-of-pocket expenses incurred in connection with its due diligence review and negotiation of definitive agreements.

     In the first quarter of 2003, the Company embarked on an overall restructuring of its business (the “Restructuring”). The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. In this Restructuring, the Company undertook to sell its non-core businesses, which at the beginning of the Restructuring included nine cable television networks, twenty radio broadcasting stations and various non-core telephony businesses located in Western, Central and Eastern Europe. Cash proceeds from these sales have mitigated short-term corporate liquidity concerns and reduced the Company’s dependence upon cash distributions from its core businesses and thus provided additional cash reserves to the core businesses to enable them to further pursue their respective business development initiatives. In connection with the Restructuring, the Company also substantially downsized its corporate headquarters staff and undertook actions with the intended objective of significantly decreasing its corporate overhead cash-burn rate. The Company had substantially completed all of the initiatives attributable to the Restructuring at the end of the third quarter of 2004, and as such, exited the Restructuring with the intent, prior to engaging in the Proposed Merger, to focus on the continued development of its core telephony businesses in Northwest Russia and the Republic of Georgia.

     The Company’s core telephony businesses are now:

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company has a 71% ownership interest; and

•	Magticom, the leading mobile telephony operator in the Republic of Georgia, in which the Company has an effective 34.5% ownership interest.

     Both PeterStar and Magticom are currently self-financed and hold leading positions in their respective markets. Furthermore, the Company also currently intends to retain its ownership in Ayety LLC (“Ayety”), a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest and Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company has a 30% ownership interest. The Company expects that these businesses can be further developed to strengthen the market position of Magticom. In addition, as of September 30, 2004 the Company has one radio broadcast station and one cable television network which are subject to pending sales agreements with prospective acquirers, which are reflected at the lower of cost, less accumulated losses or estimated net proceeds. Prior to engaging in the Proposed Merger, the Company intended to use its corporate cash reserves to provide for the development of these core businesses, with the expectation that their future dividend distributions will be sufficient to meet, on a timely basis, the Company’s corporate overhead requirements and indebtedness interest payment obligations, including those associated with its $152.0 million aggregate principal (full accreted) 101/2% Senior Notes, due 2007 (the “Senior Notes”).

Liquidity Issues

     The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on the earnings of its subsidiaries and equity investees and the distribution or other payment of these earnings to it to meet its long term corporate cash outlay requirements (the “Long Term Corporate Cash Requirements”), in addition to making any cash distributions to its stockholders. The Company’s business ventures are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. The Company’s Long Term Corporate Cash Outlay Requirements consist of cash outlays for its corporate overhead expenditure requirements, extinguishment of its Historic Corporate Liabilities, and interest payment obligations associated with its Senior Notes. As such, the Company’s Long Term Corporate Cash Outlay Requirements do not include funding necessary to retire its outstanding Senior Notes. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions cash balances of the business ventures cannot be readily accessed to meet the Company’s liquidity needs without the distribution of dividends, which require formal declarations to effect transfers to the Company. Furthermore, the dividend policy of Magticom must be approved by the Company’s partners and thus, is not under the Company’s exclusive control.

     The Company has legacy liabilities as a result of the Company’s prior U.S. based business operating activities, principally attributable to the business activities when the Company operated under the names of “The Actava Group, Inc.” and “Fuqua Industries, Inc.”, which include, but are not limited to, employee benefit obligations to former employees (pension obligations and provisions for medical and life insurance), self-insurance reserves attributable to product liability and workers compensation claims and environmental claims (collectively, the “Historic Corporate Liabilities”).

     As of September 30, 2004 and November 30, 2004, the Company had $40.5 million and $34.7 million, respectively, of unrestricted cash on hand, which is principally held in banks in the U.S. In addition, as of September 30, 2004, the Company’s consolidated business ventures held $0.7 million of cash on hand, which is held in banks in Russia. Furthermore, as of September 30, 2004, the Company’s unconsolidated business ventures had $13.4 million of cash on hand, which is held in banks in the Republic of Georgia.

     The Company projects that its anticipated continuing dividends from its core business operations and its current corporate cash reserves will be sufficient for the Company to meet on a timely basis its corporate cash outlay requirements through September 30, 2007, the maturity date of the Senior Notes. However, the Company cannot provide assurance that its core businesses will perform to expectations and therefore generate the forecasted cash flows for dividend distribution purposes, or that the core businesses’ free cash flows or its available cash reserves will distributed as shareholder dividends in accordance with the Company’s current expectations. Therefore, the Company cannot provide assurance that it will be able to meet its Long Term Corporate Cash Outlay Requirements through at least September 30, 2007. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Notes, on its use of any cash proceeds from the sale of its assets or those of its business ventures.

     Separately, the Company projects that, as of today, it has sufficient corporate cash on hand to support the Company’s planned Long Term Corporate Cash Outlay Requirements through at least March 31, 2005, including the Company’s $8.0 million semi-annual interest payment on its Senior Notes due on March 31, 2005 and its planned cash outlays between now and March 31, 2005 attributable to the extinguishment of certain of the Company’s Historic Corporate Liabilities as related to employee benefit obligations (see Note 16, “Subsequent Events – Employee Benefits”). This projection does not include cash inflows that might reasonably arise from cash proceeds realized from dividend distributions from either PeterStar or Magticom, which would further strengthen the Company’s liquidity position.

     However, the Company does not believe that, as of today, it has sufficient corporate cash on hand to support the Company’s planned Long Term through September 30, 2005, including the Company’s $8.0 million semi-annual interest payment on its Senior Notes due on September 30, 2005, its planned cash outlays between now and September 30, 2005 attributable to the extinguishment of certain of the Company’s Historic Corporate Liabilities as related to employee benefit obligations and the cash outlays attributable to the restructuring of Dr. Jokhtaberidze’s ownership interest in Magticom, of $18.2 million.

     As previously indicated, the outstanding principal on the Senior Notes becomes due in full on September 30, 2007 and the Company does not currently anticipate that it can retire the Senior Notes with internally generated cash flows, without the sale of either its interest in PeterStar or its interests in both PeterStar and Magticom. In addition, failure on the part of the Company to make any required payment of interest on the Senior Notes would represent a default under the Senior Notes. A default, if not waived, could result in acceleration of the Company’s indebtedness, in which case the full amount of the Senior Notes would become immediately due and payable. If an uncured default were to occur, the Company does not currently anticipate that it can retire the Senior Notes with internally generated cash flows, without the sale of either its interest in PeterStar or its interests in both PeterStar and Magticom.

     Furthermore, the Company has not been successful with past refinancing initiatives associated with the Senior Notes, and as such, the Company might not be able to borrow sufficient funds to remedy a situation where it’s obligated to retire the Senior Notes, either due to a uncured default situation or as a result of the ultimate maturity of the Senior Notes.

     If the Company is not able to satisfactorily address the corporate liquidity issues described above, the Company may have to resort to certain other measures, including ultimately seeking the protection afforded under the U.S. Bankruptcy Code. The Company cannot provide assurances at this time that it will be successful in avoiding such measures. Additionally, the Company has a stockholders’ deficit and has suffered recurring operating losses and operating cash deficiencies.

     The factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Senior Notes

     In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its Senior Notes in exchange for PLD Telekom’s then outstanding senior notes and convertible subordinated notes. The Senior Notes accrue interest at the rate of 10½% per year, payable semi-annually in cash. On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company (“Adamant”), in which the Company conveyed its ownership interest in certain of its businesses in Russia in exchange for, among other things, approximately $58.6 million face value of the Company’s Senior Notes held by Adamant. With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.

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

     Upon the occurrence of a change of control of the Company (as such term is defined in the indenture for the Senior Notes (the “Indenture”)), the holders of the Senior Notes will be entitled to require the Company to repurchase their Senior Notes at a purchase price equal to 101% of the face value of the Senior Notes plus accrued interest as of the date of repurchase, unless the Company provides a redemption notice to the holders of the Senior Notes prior to the holders of the Senior Notes exercising their change of control right. In the event of the Company issuing a redemption notice, the Company would repurchase all Senior Notes at a cash purchase price of 100% of the face value of the Senior Notes plus accrued interest as of the date of repurchase..

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

Convertible Preferred Stock

     As of September 30, 2004, there were 4.1 million shares of the Company’s Preferred Stock, par value $1.00 issued and outstanding. Each share has a liquidation preference of $50.00 plus accrued and unpaid dividends thereon.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.

     Through March 15, 2001, the Company paid its quarterly dividends on the Preferred Stock in cash. The Company has elected not to declare dividend for any quarterly dividend periods ending after June 15, 2001. As September 30, 2004, total dividends in arrears were $59.8 million. The dividend requirement for the twelve months ending September 30, 2005 will be $19.8 million, including the effects of compounding and assuming there are no payments of the dividends.

     Except as described in this paragraph, the holders of the Preferred Stock have no voting rights. In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting; such waiver to remain effective until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

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

Business Venture Support and Corporate Overhead Costs

     In the years ended December 31, 2003 and 2002, the Company expended $29.3 million, and $28.2 million, respectively on support of its subsidiary business ventures and headquarters overheads. The Company provides business development and financial reporting services to its operating units through its wholly-owned subsidiary Metromedia International Telecommunications, Inc. (MITI). The principal components of the Company’s corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and associated administrative costs (insurance and regulatory compliance costs).

     The Company anticipates that its 2004 corporate overhead expenses will be significantly lower than that incurred in 2003. As a result of the pending Proposed Merger and the Company’s current initiatives to settle certain of its Historic Corporate Liabilities as related to employee benefit obligations, the Company is currently unable to provide clear guidance as to its expected corporate overhead expenses and respective corporate cash outlays over the next twelve months. For further discussion of the Company’s corporate overhead expenses, see “Consolidated Results of Operations for the nine months ended September 30, 2004 compared to the Consolidated Results of Operations for the nine months ended September30, 2003, Other Consolidated Results.”

Commitments

Employee Benefit Plans

     The Company is currently taking steps to settle and resolve certain benefit obligations to former U.S. based employees of the Company. These initiatives are being implemented to both reduce the Company’s overhead cash burn-rate and to resolve certain of its long-standing Historical Corporate Liabilities.

     Until the third quarter of 2004, the Company sponsored two tax-qualified defined benefit pension plans in the U.S. These plans were merged at the end of September 2004 to reduce administrative and related expenditures (the “Merged Plan”). As of September 30, 2004, the unfunded status of the Merged Plan was approximately $3.3 million as compared with $3.8 million as of December 31, 2003. The improvement in the unfunded status from December 31, 2003 to September 30, 2004, is attributable to actual return on plan assets and employer contributions being in excess of benefits paid to participants. The Company expects to contribute $1.5 million to the Merged Plan in 2004. In the third quarter of 2004, the Company initiated a process whereby the Merged Plan would be terminated pursuant to a standard termination, in accordance with the provisions of 4041 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which will result in additional contributions, beyond the ERISA mandated minimums in 2005. The Merged Plan will be required, at termination, to have assets sufficient in value to provide for all retiree benefit liabilities under the Merged Plan within the meaning of Section 4041 of ERISA. The Company has engaged an outside actuary to determine the additional amount that the Company must contribute to the Merged Plan to satisfy all benefit liabilities, to the extent that the value of the assets of the Merged Plan at termination are sufficient to provide them; however, at present the Company is not certain of the ultimate cash outlay that will be required to settle this obligation. The Company intends to purchase an annuity contract for the benefit of the Merged Plan participants to satisfy this obligation.

     In addition, the Company also maintains a nonqualified, unfunded supplemental retirement plan (“SERP”) for certain former executives based in the U.S and also has an unfunded group medical plan and life insurance coverage for certain former employees subsequent to retirement (“Retiree Medical Plan”). As of September 30, 2004, the unfunded status of the SERP and Retiree Medical Plan was approximately $3.7 million as compared with $3.8 million as of December 31, 2003. The Company anticipates that it will distribute approximately $0.4 million in 2004 to participants of the SERP and Retiree Medical Plan. In addition, the Company currently anticipates that the SERP and Retiree Medical Plan legal obligations will be settled within the next twelve months. To that end, the Company is currently preparing the necessary analysis needed to engage in negotiations with participants in the SERP and the Retiree Medical Plan regarding the settlement of the Company’s obligation to such employees; however, at present the Company is not certain of the ultimate cash outlay required to settle the SERP and Retiree Medical Plan obligations.

Capital Resources

     The Company’s capital expenditure program for the twelve months ended September 30, 2005 for its core businesses, inclusive of Magticom, is anticipated to approximate $30.7 million. The Company does not anticipate that corporate headquarters cash resources will be required to fund this program; that is, the Company believes that this amount will be funded by the cash reserves and operating cash flows of the respective business ventures.

Discussion of Changes in Financial Position

     The Company’s current ratio, defined as total current assets divided by total current liabilities, improved from 1.2 to 2.3 as of December 31, 2003 and September 30, 2004, respectively. The improvement in the current ratio is a result of the net positive cash-flow influence due to the disposition of non-core media businesses during the first nine months of 2004, positive cash flows at PeterStar and the impact of cash dividends from Magticom in the period. The receipt of these proceeds has allowed the Company to continue to fund its operations to meet its current obligations on a timely basis while maintaining an overall positive current ratio. Such increase in current ratio was partially offset by a reclassification of $5.7 million of employee benefit plan related obligations from long-term to current as of September 30, 2004. Such reclassification is due to management’s intentions to settle such obligations within the next twelve months. Without such reclassification, the Company’s current ratio would have improved to 3.0. A summary of cash flows from continuing operations is as follows (in thousands):

	Nine months ended
	September 30,
	2004	2003
Cash flows used in operating activities	$(14,700)	$(21,781)
Cash paid for the acquisition of property, plant and equipment and other	$(10,106)	$(11,309)
Cash provided by investing activities	$3,813	$16,178
Cash used in financing activities	$(6,231)	$(7,981)
Cash provided by discontinued components, net	$31,379	$13,760

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Cash Flows from Operating Activities

     Cash used in operating activities for the nine months ended September 30, 2004 was $14.7 million as compared to cash used in operating activities of $21.8 million for the nine months ended September 30, 2003. The $7.1 million decrease in cash used in operating activities due to a $17.4 million decrease in cash used in continuing operations, net of items not requiring cash outlays (as defined in the statements of cash flows) partially offset by a $10.3 million decrease in working capital items.

     The $17.4 million increase in cash inflows from continuing operations, net of items not requiring cash outlays, primarily reflects a favorable change in the Company’s operating income (loss) from continuing operations of $16.8 million. The reduction of the operating loss was principally driven by a reduction in selling, general and administrative expenses. Selling, general and administrative expenses decreased by $13.3 million which had a significant impact on cash, as the majority of the reduction was in salaries and benefits as well as overall professional fees, both of which are typically paid in the period in which the expense is incurred. In addition, the Company had a reduction in non-cash items included in operating results of $34.2 million. Such reductions in non-cash items are principally the gains of $24.6 million and $12.0 million recognized on retirement of debt and dispositions of businesses in 2003 that were not repeated in 2004. An additional reduction of non-cash items included a gain of $2.0 million recognized on the cumulative effect of a change in accounting principle recognized in 2003, upon the elimination of a three-month lag in reporting for certain business ventures.

     The $10.3 million increase in the use of cash working capital items primarily reflects the pay down in 2004 of liabilities, including amounts for professional fees and pension liabilities, as well as an overall reduction in trade accounts payable on a period-over-period basis. Based on the Company’s overall improved corporate cash position during 2004, trade payables and other legal obligations have been settled more timely than in the comparable period in 2003.

Cash Flows from Investing Activities

     Cash provided by investing activities for the nine months ended September 30, 2004 was $3.8 million as compared to $16.2 million for the nine months ended September 30, 2003. The period-over-period change is principally attributable to the proceeds from the sale of businesses, primarily the Baltcom TV transaction, which occurred in August 2003. Baltcom TV was sold for cash consideration of $14.5 million.

     The Company received $6.8 million in additional distributions from Magticom during 2004 in excess of the $12.3 million received in 2003. The Company expended $10.1 million and $11.3 million in the nine months ended September 30, 2004 and 2003, respectively for capital improvements. Such capital expenditures were principally to fund the growth of PeterStar and the efforts of PeterStar to provide a highspeed digital fiber network, in lieu of traditional copper telephone infrastructure.

     During 2004, PeterStar expended $5.8 million of cash to fund business acquisitions. In 2003, PeterStar used $0.5 million of cash to purchase short-term investments.

Cash Flows from Financing Activities

     Cash used in financing activities for the nine months ended September 30, 2004 was $6.2 million as compared to $8.0 million for the nine months ended September 30, 2003. The reduction in cash used in financing activities in 2004 is principally due to dividends paid to the Company’s minority shareholder in PeterStar in 2003 of $2.9 million in 2003, while no dividends have been paid in 2004. Such reduction is partially offset by an increase in dividends paid to the Company’s minority shareholder in Telcell of $1.5 million.

Cash Flows from Discontinued Components

     Cash provided by discontinued components increased to $31.4 million for the nine months ended September 30, 2004 as compared to $13.8 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company received $13.5 million, $16.0 million, $1.5 million and $0.5 million related to the dispositions of the Company’s interests in MII, Romsat, ATK and Radio Skonto, respectively. During the nine months ended September 30, 2003, the Company received net cash of $3.9 million and $5.0 million from the disposition of Technocom and from the Adamant Transaction, respectively. The Company also received $6.0 million in the nine months ended September 30, 2003 in relation to the final payment from Simplicity for the sale of Snapper that occurred in November 2002. These cash inflows were partially offset by cash used to fund the operations of discontinued components in 2003.

Results of Operations

Overview

     The Company has continuing operations in northwestern Russia and the Republic of Georgia. The Company’s reporting segments are (i) fixed telephony, (ii) wireless telephony and (iii) cable television.

     In 2004, consolidated fixed telephony is comprised solely of PeterStar. In 2003, consolidated fixed telephony was comprised of PeterStar and Baltic Communications Ltd. (“BCL”) a former wholly owned subsidiary of the Company. On October 1, 2003, PeterStar acquired the ownership rights of BCL.

     In 2004, unconsolidated wireless telephony is comprised of Magticom. In 2003, unconsolidated wireless telephony was comprised of both Magticom and Tyumenruskom. The Company disposed of its interest in Tyumenruskom in September 2003.

     Consolidated cable television through June 30, 2004 is comprised of Ayety. Subsequent to June 30, 2004, Ayety’s results are presented in unconsolidated cable television.

     In addition to these business segments, the Company had other consolidated operating activities that were considered discontinued components. Further, the Company had unconsolidated activities that were carried out in business ventures accounted for under the equity method of accounting, which were disposed of during 2004 and 2003.

     As the Company’s consolidated operations are predominantly located in Russia and the Company adopted the Russian Ruble as the functional currency of PeterStar as of October 1, 2003, the Company’s results of operations are influenced by the movement of the exchange rate between the U.S. dollar and the Ruble. Furthermore, as the Company’s unconsolidated operations are predominantly located in the Republic of Georgia and the Company adopted the Georgian Lari as the functional currency of Magticom as of April 1, 2003, the Company’s results of operations from equity method investments are influenced by the movement of the exchange rate between the U.S. dollar and the Georgian Lari. Accordingly, the Company’s overall results of operations will be influenced by fluctuations in the respective exchange rates.

     Through the nine months ended September 30, 2004, the Russian Ruble remained relatively stable. The average Ruble exchange rate against the US dollar for the nine months ended September 30, 2004 increased by 7% compared to the average exchange rate for the nine months ended September 30, 2003. For the three months ended September 30, 2004, the average Ruble exchange rate increased by 4% against the US dollar compared to the three months ended September 30, 2003.

     Through the nine months ended September 30, 2004, the Georgian Lari strengthened against the U.S. dollar by 11%. The average Lari exchange rate against the US dollar for the nine months ended September 30, 2004 increased by 9% compared to the average exchange rate for the nine months ended September 30, 2003. For the three months ended September 30, 2004 the average Lari exchange rate increased by 13% against the US dollar compared to the three months ended September 30, 2003 Accordingly, Magticom’s results of operations were influenced by such exchange rate changes. In the accompanying discussion, management has identified those items that would significantly differ when reviewing the results in the functional currency as opposed to reviewing the reporting currency results of operations.

Segment Information

     The Company’s segment information, including other unconsolidated operating segments, is set forth for the three and nine months ended September 30, 2004 and 2003 in the following tables (in thousands):

Segment Information
Three months ended September 30, 2004
(in thousands)

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$20,040	$—	$—	$—	$20,040
Cost of services	6,913	—	—	—	6,913
Selling, general and administrative	3,385	—	—	3,086	6,471
Depreciation and amortization	5,678	—	—	15	5,693

Operating income (loss)	$4,064	$—	$—	$(3,101)	963

Unconsolidated Business Ventures
Revenues	$—	$27,559	$748
Costs of services	—	3,481	11
Selling, general and administrative	—	2,824	642
Depreciation and amortization	—	3,374	126

Operating income (loss)	$—	$17,880	$(31)

Net income (loss)	$—	$13,911	$(257)

Equity in income (loss) of unconsolidated investees	$—	$6,816	$(5)		6,811

Interest expense, net					(4,076)
Foreign currency loss					(292)
Other expense					(80)
Minority interest					(3,192)
Income tax expense					(1,164)

Loss before discontinued components and the cumulative effect of a change in accounting principle					(1,030)
Income from discontinued components					928
Cumulative effect of a change in accounting principle					—

Net loss					$(102)

Segment Information
Three months ended September 30, 2003
(in thousands)

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$18,014	$—	$619	$—	$18,633
Cost of services	6,246	—	2	—	6,248
Selling, general and administrative	3,764	—	454	5,982	10,200
Depreciation and amortization	4,862	—	100	78	5,040

Operating income (loss)	$3,142	$—	$63	$(6,060)	(2,855)

Unconsolidated Business Ventures
Revenues	$—	$20,530	$969
Costs of services	—	2,777	134
Selling, general and administrative	—	2,691	478
Depreciation and amortization	—	3,147	212

Operating income	$—	$11,915	$145

Net income (loss)	$—	$9,446	$(72)

Equity in income (loss) of unconsolidated investees	$—	$4,628	$(1,070)		3,558

Interest expense, net					(4,058)
Gain on retirement of debt					465
Gain on disposition of businesses					12,031
Foreign currency loss					(62)
Other income					66
Minority interest					(2,342)
Income tax expense					(1,766)

Income before discontinued components and the cumulative effect of a change in accounting principle					5,037
Loss from discontinued components					(1,588)
Cumulative effect of a change in accounting principle					—

Net income					$3,449

Segment Information
Nine months ended September 30, 2004
(in thousands)

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$56,544	$—	$1,371	$—	$57,915
Cost of services	18,613	—	45	—	18,658
Selling, general and administrative	11,487	—	1,211	9,387	22,085
Depreciation and amortization	17,117	—	213	52	17,382

Operating income (loss)	$9,327	$—	$(98)	$(9,439)	(210)

Unconsolidated Business Ventures
Revenues	$—	$71,480	$1,413
Costs of services	—	9,112	122
Selling, general and administrative	—	7,863	920
Depreciation and amortization	—	10,451	224

Operating income	$—	$44,054	$147

Net income (loss)	$—	$34,265	$(136)

Equity in income (loss) of unconsolidated investees	$—	$16,790	$(5)		16,785

Interest expense, net					(11,952)
Foreign currency loss					(365)
Other expense					(114)
Minority interest					(7,334)
Income tax expense					(4,986)

Loss before discontinued components and the cumulative effect of a change in accounting principle					(8,176)
Income from discontinued components					7,756
Cumulative effect of a change in accounting principle					—

Net loss					$(420)

Segment Information
Nine months ended September 30, 2003
(in thousands)

				Corporate,
	Fixed	Wireless	Cable	Other and
	Telephony	Telephony	Television	Eliminations	Consolidated
Consolidated
Revenues	$51,147	$—	$1,942	$—	$53,089
Cost of services	16,989	—	25	—	17,014
Selling, general and administrative	10,692	—	1,352	23,381	35,425
Depreciation and amortization	14,680	—	398	177	15,255

Operating income (loss)	$8,786	$—	$167	$(23,558)	(14,605)

Unconsolidated Business Ventures
Revenues	$25,270	$53,708	$8,625
Costs of services	12,807	7,905	1,617
Selling, general and administrative	6,814	6,932	4,686
Depreciation and amortization	4,414	10,268	2,095

Operating income	$1,235	$28,603	$227

Net (loss) income	$(878)	$20,343	$1,389

Equity in (loss) income of unconsolidated investees	$(468)	$10,157	$728		10,417

Interest expense, net					(13,755)
Gain on retirement of debt					24,582
Gain on disposition of businesses					12,031
Foreign currency loss					(466)
Other income					5
Minority interest					(6,330)
Income tax expense					(5,249)

Income before discontinued components and the cumulative effect of a change in accounting principle					6,630
Income from discontinued components					8,251
Cumulative effect of a change in accounting principle					2,012

Net income					$16,893

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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

     Revenues. Fixed telephony revenues increased by $2.0 million (11%) to $20.0 million for the three months ended September 30, 2004 as compared to $18.0 million for the three months ended September 30, 2003.

     This growth in year-over-year revenues is driven by a $0.9 million (21%) increase in data and Internet services and a $0.7 million (7%) increase in business fixed revenues. In addition, Pskov City Telephone Network (“PGTS”), which was acquired on April 27, 2004, contributed incremental revenue of $1.0 million during the three months ended September 30, 2004. Such increases were partially offset by a $0.5 million decrease in transit carrier revenues.

     The increase in data and Internet services is principally due to the growing demand for leased lines and dial up services within the St. Petersburg market. Management believes that PeterStar has increased its share of the St. Petersburg Internet services market. Further, although management expects that it will continue to experience revenue growth for its data and Internet product portfolio, the rate of growth will most likely decline due to competitive pressures.

     The increase in business fixed revenues was principally due to PeterStar’s efforts to market its highspeed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers. These marketing efforts have also resulted in 93% of new connections for the three months ended September 30, 2004 utilizing PeterStar’s infrastructure versus 88% of new connections for the three months ended September 30, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

     Vasilievsky Island, which represents an area of St. Petersburg where PeterStar provides principally residential telephony services, revenues remained flat at $1.0 million in each period. The revenues related to Vasilisevsky Island are based on fixed government regulated tariffs. Such tariffs have not increased during the period; however, the Company expects a nominal increase in such revenues effective October 1, 2004.

     Gross margin. Fixed telephony gross margin increased by $1.3 million (12%) to $13.1 million for the three months ended September 30, 2004 as compared to $11.8 million for the three months ended September 30, 2003. Gross margin as a percentage of revenues was 66% for the three months ended September 30, 2004 as compared to 65% for the three months ended September 30, 2003.

     Gross margin remained stable in spite of lower margins on long distance traffic and higher PSTN interconnect and local unbundling costs, which were offset by the growth of the business fixed and date and internet revenues. The increase in gross margin percentage is primarily due to higher margins in revenues at PGTS than those historically recognized at PeterStar.

     Selling, general and administrative. Fixed telephony selling, general and administrative expenses decreased by $0.4 million (10%) to $3.4 million for the three months ended September 30, 2004 as compared to $3.8 million for the three months ended September 30, 2003.

     The significant components of selling, general and administrative expenses for PeterStar for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,920	$1,438
Office related costs	1,317	849
Bad debt expense (recovery)	(508)	354
Marketing expenses	322	112
Professional services	183	157
Taxes other than income	24	241
Other expenses	127	613

Total	$3,385	$3,764

     Selling, general and administrative costs decreased on a year-over-year basis due to the Company’s release of a provision of $0.6 million during the three months ended September 30, 2004. Such release was related to the Company’s periodic reassessment of collectibility of certain receivables. During the three months ended September 30, 2004, the Company determined that certain receivables previously provided for as being uncollectible are expected to be collected. Accordingly, the Company released such provision during the current period, which resulted in a favorable impact over prior year of $0.9 million. Such decrease was partially offset due to the inclusion of PGTS selling, general and administrative costs of $0.7 million in the quarter, salary raises to existing personnel of $0.1 million, $0.1 million due to headcount growth and higher office costs due to the addition of office space at PeterStar’s main office and the opening of a Moscow branch office at the end of 2003.

     Depreciation and amortization. Fixed telephony depreciation and amortization expense increased by $0.8 million to $5.7 million for the three months ended September 30, 2004 as compared to $4.9 million for the three months ended September 30, 2003.

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

Cable Television

     Consolidated cable television was comprised of Ayety, a cable television provider in Tbilisi, Georgia. Effective June 30, 2004, until certain governance issues are resolved, the Company no longer accounts for its ownership interest in Ayety following the consolidation method of accounting, but follows the equity method of accounting.

OTHER CONSOLIDATED RESULTS

     Other consolidated results include the activities of the corporate headquarters, which relate to executive, administrative, logistical and business venture support activities.

     Selling, general and administrative. Selling, general and administrative expenses at the corporate level decreased from $6.0 million in the three months ended September 30, 2003 to $3.1 million for the three months ended September 30, 2004.

     The significant components of corporate selling, general and administrative expenses for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$1,158	$2,263
Professional services	1,250	2,403
Office related expenses and insurance	252	573
Restructuring related professional services	—	117
Other expenses	426	626

Total	$3,086	$5,982

     The significant reduction in selling, general and administrative expenses, on a period-over-period basis, is attributable to Company’s initiatives to reduce its corporate overhead burn-rate. The reduction in personnel related costs, on a period-over-period basis, is due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel beginning in the first quarter of 2003. The reduction in restructuring and related professional services costs, on a period-over-period basis, is attributable to the Company’s decision to cease using professional advisors for its restructuring related initiatives in the beginning of the third quarter of 2003. The reduction in professional services costs, on a period-over-period basis, is principally attributable to reduced legal fees. The decrease in office related expenses and insurance is primarily due to overall lower office expenses such as rent and utilities.

     Equity in income of investment in unconsolidated investees. Equity in income of unconsolidated investees increased by $3.2 million to income of $6.8 million for the three months ended September 30, 2004 as compared to $3.6 million for the three months ended September 30, 2003.

     Interest expense, net. Interest expense remained consistent at $4.1 million for the three months ended September 30, 2004 and 2003.

     Gain on disposition of businesses. On September 24, 2003, the Company sold its interest in Tyumenruskom and recognized a gain of $2.6 million. Additionally, on August 1, 2003, the Company sold its interests in Baltcom TV and recognized a gain of $9.3 million.

     Minority interest. Minority interest represents the allocation of income and losses by majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest increased by $0.9 million to $3.2 million for the three months ended September 30, 2004 as compared to $2.3 million for the three months ended September 30, 2003. The minority interest amount principally relates to PeterStar’s and Telcell Wireless’s business operations. Telcell Wireless is a 70% owned holding company, which in turn holds a 49% ownership in Magticom.

     Income tax expense. Income tax expense decreased by $0.6 million to $1.2 million for the three months ended September 30, 2004 as compared to $1.8 million for the three months ended September 30, 2003. The income tax expense in 2003 and 2002 is principally from foreign taxes on PeterStar’s operations.

     Income (loss) from discontinued components. Income from discontinued components was $1.0 million for the three months ended September 30, 2004 as compared to a loss of $1.6 million for the three months ended September 30, 2003. In addition to the net loss from the operations of the discontinued ventures of $0.3 million in 2004 and the net loss of $1.8 million in 2003, as further discussed in the section titled “Results of Discontinued Components,” the Company recognized a preliminary gain of $1.2 million on the disposition of its wholly-owned radio business unit, Metromedia International Inc. (“MII”) in 2004.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Fixed Telephony

     Unconsolidated fixed telephony is comprised of the Company’s 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the Republic of Georgia. Since the Company’s U.S. GAAP investment in Telecom Georgia is zero and the Company has no obligation to fund its operations, the Company has not recorded any share of the losses for Telecom Georgia and does not deem Telecom Georgia’s current financial performance to be material.

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

     Revenues. Revenues at Magticom increased by $7.1 million (34%) to $27.6 million for the three months ended September 30, 2004 compared to $20.5 million for the three months ended September 30, 2003. This increase is driven by subscriber growth, and an increase in domestic and international traffic, interconnection and value added services. The three-month average subscribers were 365 thousand at September 30, 2004 compared to 307 thousand at September 30, 2003, an increase of 19%. On a comparable currency basis, revenue growth period over period was 16%. Therefore, a portion of revenue growth was attributed to favorable foreign exchange fluctuation. In addition, minutes of use growth was 21%.

     Magticom’s forecasted growth rate, when compared to prior periods will be favorably impacted by a change in a contractual arrangement and subsequent accounting treatment as related to an interconnect arrangement with another mobile telephone service provider in the Republic of Georgia. Effective October 1, 2004, the Company will process an invoice, on a monthly basis, to the mobile telephone service provider based on its termination of traffic on the Company’s telecommunication network. Prior to October 1, 2004, the Company’s arrangement with the mobile telephone service provider provided that the termination of traffic on each others network would be at no cost, unless certain net traffic volume thresholds were exceeded.

     Gross margin. Gross margin at Magticom increased by $6.3 million (36%) to $24.1 million for the three months ended September 30, 2004 as compared to $17.8 million for the three months ended September 30, 2003. Total gross margin dollars increased mostly due to the strong increase in revenue. Gross margin as a percentage of revenue increased a percentage point to 87% in 2004 due to higher network utilization. The comparable currency basis margins experienced a similar 1% increase as well. As a result, the overall fixed costs of services as a percentage of revenue has decreased. In addition, interconnection revenue outpaced interconnection costs. Magticom’s position as a market leader has allowed it to maintain its margins. Magticom does not anticipate a significant change in its future period gross margins as a result of the change in a contractual arrangement and subsequent accounting treatment as related to an interconnect arrangement with another mobile telephone service provider in the Republic of Georgia, since the favorable revenue growth will be principally offset by an unfavorable increase in the Company’s cost of sales for its termination of traffic on the other mobile telephone service provider’s telecommunications network.

     Selling, general and administrative. The significant components of selling, general and administrative expenses for Magticom for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related expenses	$1,557	$977
Taxes other than income	600	829
Marketing expenses	517	617
Other expenses	150	268

TOTAL	$2,824	$2,691

     The increase in selling, general and administrative expenses is primarily due to an increase in personnel costs of $0.6 million due to a 15% increase in overall headcount at Magticom during 2004 and wage increases provided to employees effective January 2004. The increase in personnel related costs was partially offset by lower other taxes during comparable periods due to the elimination of entrepreneur and road taxes and by lower marketing expenses due to a reduction in the quantity of quarterly magazines printed.

     Depreciation and amortization. Magticom’s depreciation and amortization expense increased by $0.3 million (7%) from $3.1 for the three months ended September 30, 2003 to $3.4 million for the three months ended September 30, 2004. On a comparable currency basis, Magticom’s depreciation decreased by 8% due to fixed assets becoming fully depreciated. Such decrease is offset by the appreciation of the Georgian Lori to the U.S. dollar.

Cable Television

     Unconsolidated cable television is comprised of the Company’s 85% ownership interest in Ayety, which prior to June 30, 2004 was accounted for following the consolidation method of accounting. Since the Company’s U.S. GAAP investment in Ayety is zero and the Company has no obligation to fund its operations, the Company does not deem Ayety’s current financial performance to be material.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Fixed Telephony

     Revenues. Fixed telephony revenues increased by $5.4 million (11%) to $56.5 million for the nine months ended September 30, 2004 as compared to $51.1 million for the nine months ended September 30, 2003.

     This growth in year-over-year revenues is driven by a $2.7 million (23%) increase in data and Internet services, a $2.1 million (8%) increase in business fixed revenues and a $0.3 million increase in regulated Vasiliesvsky Island residential telephony. In addition, PGTS, which was acquired on April 27, 2004, contributed incremental revenue of $1.6 million during the nine months ended September 30, 2004. Such increases were partially offset by a $1.0 million decrease in transit carrier revenues and a $0.2 million decrease in equipment sales.

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

     The increase in business fixed revenues was principally due to PeterStar’s efforts to market its highspeed digital fiber network, in lieu of traditional copper telephone infrastructure, to its business customers. These marketing efforts have also resulted in 92% of new connections for the nine months ended September 30, 2004 utilizing PeterStar’s infrastructure versus 84% of new connections for the nine months ended September 30, 2003. Management anticipates that such connections will continue to remain at such proportionate levels. As a result, PeterStar has effectively increased its customer base for other high band-width intensive products.

     Vasilievsky Island represents an area of St. Petersburg where PeterStar provides principally residential telephony services. The revenue increase at Vasilisevsky Island was principally due to an increase in the fixed government regulated tariffs during 2003. Transit carrier revenues are mainly an opportunity based revenue stream and management does not currently anticipate revenue growth in future periods.

     Gross margin. Fixed telephony gross margin increased by $3.7 million (11%) to $37.9 million for the nine months ended September 30, 2004 as compared to $34.2 million for the nine months ended September 30, 2003. Fixed telephony gross margin as a percentage of revenues remained flat at 67% for the nine months ended September 30, 2004 and 2003.

     The trend in the gross margin is primarily due to better utilization of the PeterStar telecommunications network and reduction of lower margin transit carrier revenues on a year-over-year basis. In addition, the revenues at PGTS are at higher margins than those historically recognized at PeterStar. Such increases in the margin percentages were fully offset by lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic volume is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar’s interconnection costs have also increased, which is another factor that has caused PeterStar’s gross margin percentage to decline. As discussed previously, PeterStar has had success in marketing the use of its digital fiber network to its customer base, which management expects will halt the erosion of its gross margin in the short-term as PeterStar should be able to reduce its payments of third-party access fees associated with its historical reliance upon leased copper line telephone infrastructure.

     Selling, general and administrative. Fixed telephony selling, general and administrative expenses increased by $0.8 million (7%) to $11.5 million for the nine months ended September 30, 2004 as compared to $10.7 million for the nine months ended September 30, 2003.

     The significant components of selling, general and administrative expenses for PeterStar for the nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$5,098	$4,231
Office related costs	3,431	2,528
Marketing expenses	1,034	737
Taxes other than income	610	828
Professional services	568	449
Bad debt expense	43	697
Other expenses	703	1,222

Total	$11,487	$10,692

     Selling general and administrative costs increased on a year-over-year basis due to the inclusion of PGTS selling, general and administrative expenses of $1.0 million, salary raises to existing personnel of $0.2 million, $0.1 million of additional personnel costs due to headcount growth and higher office costs due to the addition of office space at PeterStar’s main office and the opening of a Moscow branch office at the end of 2003. Such increases were partially offset due to the Company’s release of a provision of $0.1 million during the nine months ended September 30, 2004. Such release was related to the Company’s periodic reassessment of collectibility of certain receivables. During the nine months ended September 30, 2004, the Company determined that certain receivables provided for as being uncollectible as of December 31, 2003 are expected to be collected. Accordingly, the Company released such provision during the current period, which resulted in a favorable impact over prior year of $0.7 million.

     Depreciation and amortization. Fixed telephony depreciation and amortization expense increased by $2.4 million to $17.1 million for the nine months ended September 30, 2004 as compared to $14.7 million for the nine months ended September 30, 2003.

     This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to the prior nine months. Such increase was partially offset by the impairment of certain BCL fixed assets as of March 31, 2003, thereby creating a reduction in its fixed asset depreciable base when compared to prior nine months.

     With the exception of the allocated license amortization of $5.3 million, management expects that such trend will continue in the foreseeable future. During the fourth quarter of 2004, the allocated license will be fully amortized and the Company projects that the amortization expense for the allocated license will be $6.7 million in 2004.

Cable Television

     Ayety had been accounted for following the consolidation method of accounting through June 30, 2004. However, until certain governance issues are resolved, the Company accounts for its ownership interest in Ayety following the equity method of accounting. As such, any year-over-year analysis of Cable Television results would be affected by this change in accounting. Furthermore, the Company does not deem its Cable Television financial performance to be material.

OTHER CONSOLIDATED RESULTS

     Selling, general and administrative. Selling, general and administrative expenses at the corporate level decreased from $23.4 million in the nine months ended September 30, 2003 to $9.4 million for the nine months ended September 30, 2004.

     The significant components of corporate selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related costs	$3,591	$9,493
Professional services	3,005	7,282
Office related expenses and insurance	1,505	2,003
Restructuring related professional services	—	2,400
Other expenses	1,286	2,203

Total	$9,387	$23,381

     The significant reduction in selling, general and administrative expenses, on a period-over-period basis, is attributable to Company’s initiatives to reduce its corporate overhead burn-rate. The reduction in personnel related costs, on a period-over-period basis, are due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel beginning in the first quarter of 2003. The reduction in restructuring and related professional services costs, on a period-over-period basis, is attributable to the Company’s decision to cease using professional advisors for its restructuring related initiatives in the beginning of the third quarter of 2003. The reduction in professional services costs, on a period-over-period basis, is principally attributable to reduced legal fees. The reduction in other expenses primarily reflects a decrease in travel and other related expenses due to the reduced headcount.

     Equity in income of investment in unconsolidated investees. Equity in income of and write-down of investment in unconsolidated investees increased by $6.4 million to $16.8 million for the nine months ended September 30, 2004 as compared to $10.4 million for the nine months ended September 30, 2003.

     Interest expense, net. Interest expense decreased by $1.8 million to $12.0 million for the nine months ended September 30, 2004 as compared to $13.8 million for the nine months ended September 30, 2003. The decrease is principally due to the reduction of outstanding Senior Notes.

     Gain on retirement of debt. On April 24, 2003, the Company completed an exchange with Adamant of certain business ventures for $58.6 million of the Company’s Senior Notes. The Company recognized a gain of $24.6 million related to the early extinguishment of the exchanged Senior Notes.

     Gain on disposition of businesses. On September 24, 2003, the Company sold its interest in Tyumenrusrom and recognized a gain of $2.6 million. Additionally, on August 1, 2003, the Company sold its interests in Baltcom TV and recognized a gain of $9.3 million.

     Minority interest. Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest increased by $1.0 million to $7.3 million for the nine months ended September 30, 2004 as compared to $6.3 million for the nine months ended September 30, 2003. The minority interest amount principally relates to PeterStar’s and Telcell Wireless’s operations. Telcell Wireless is a 70% owned holding company, which in turn holds a 49% investment in Magticom.

     Income tax expense. Income tax expense decreased by $0.2 million to $5.0 million for the nine months ended September 30, 2004 as compared to $5.2 million for the nine months ended September 30, 2003. The income tax expense in 2004 and 2003 is principally from foreign income taxes on PeterStar’s operations.

     Income from discontinued components. Income from discontinued components was $7.8 million for the nine months ended September 30, 2004 as compared to income of $8.3 million of the nine months ended September 30, 2003. In addition to the net loss from the operations of the discontinued ventures of $1.1 million in 2004 and net loss of $2.9 million in 2003, as further discussed in the section titled “Results of Discontinued Components,” the Company recognized gains on the disposition of MII (preliminary), Radio Skonto, ATK and Romsat of $1.2 million (preliminary), $0.3 million, $0.7 million and $5.8 million, respectively, in the nine months ended September 30, 2004. In addition, during 2004, the Company recognized a gain of $0.5 million related to the settlement of remaining severance obligations and other liabilities of discontinued components. During the nine months ended September 30, 2003, the Company recognized gains of $2.9 million, $7.0 million and $0.7 million related to the disposition of Technocom, the disposition of various business ventures in connection with the Adamant exchange and the final settlement related to the sale of Snapper, respectively. In addition, during 2003, the Company recognized income from the cumulative effect of a change in accounting principle related to the financial results of discontinued businesses historically reported on a three-month lag.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle of $2.0 million for the nine months ended September 30, 2003 represents the effect of the Company changing its accounting policy to bring certain business ventures off of a three-month lag to a real time basis.

UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Fixed Telephony

     Unconsolidated fixed telephony is comprised of the Company’s 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the Republic of Georgia. Since the Company’s U.S. GAAP investment is $0 and as there is no obligation to fund operations, the Company does not record any share of the losses for Telecom Georgia. Therefore, the Company does not deem Telecom Georgia’s current financial performance to be material.

     During the nine months ended September 30, 2003, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

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

     Revenues. Wireless telephony revenues increased by $17.8 million (33%) to $71.5 million for the nine months ended September 30, 2004 as compared to $53.7 million for the nine months ended September 30, 2003. This growth in revenues is primarily attributable to Magticom, partially offset by the sale of Tyumenruskom.

     Revenues at Magticom increased by $19.7 million (38%) to $71.5 million for the nine months ended September 30, 2004 compared to $51.8 million for the nine months ended September 30, 2003. This increase is driven by subscriber growth, and an increase in domestic and international traffic, interconnection and value added services. The nine-month average subscribers were 356 thousand at September 30, 2004 compared to 281 thousand at September 30, 2003, an increase of 27%. On a comparable currency basis, revenue growth period over period was 25%. Therefore, a portion of revenue growth was attributed to favorable foreign exchange fluctuation. In addition, minutes of use growth was 28%.

     Magticom’s forecasted growth rate, when compared to prior periods will be favorably impacted by a change in a contractual arrangement and subsequent accounting treatment as related to an interconnect arrangement with another mobile telephone service provider in the Republic of Georgia. Effective October 1, 2004, the Company will process an invoice, on a monthly basis, to the mobile telephone service provider based on its termination of traffic on the Company’s telecommunication network. Prior to October 1, 2004, the Company’s arrangement with the mobile telephone service provider provided that the termination of traffic on each others network would be at no cost, unless certain net traffic volume thresholds were met.

     Tyumenruskom, which was sold in September 2003, contributed revenues of $1.9 million for the nine months ended September 30, 2003.

     Gross margin. Wireless telephony gross margin increased by $16.6 million (36%) to $62.4 million for the nine months ended September 30, 2004 as compared to $45.8 million for the nine months ended September 30, 2003. This increase is due primarily to the increase in gross margin at Magticom.

     Gross margin at Magticom increased by $18.1 million (41%) to $62.4 million for the nine months ended September 30, 2004 as compared to $44.3 million for the nine months ended September 30, 2003. Gross margin dollars increased due the strong increase in revenue in the comparable periods. The gross margin as a percentage of revenue increased a percentage point from 86% for the nine months ended September 30, 2003 to 87% for the nine months ended September 30, 2004 due to higher network utilization. The comparable currency basis margins experienced a similar 1% increase as well. As a result, the overall fixed costs of services as a percentage of revenue has decreased. In addition, interconnection revenue outpaced interconnection costs. Magticom does not anticipate a significant change in its future period gross margins as a result of the change in a contractual arrangement and subsequent accounting treatment as related to an interconnect arrangement with another mobile telephone service provider in the Republic of Georgia, since the favorable revenue growth will be principally offset by an unfavorable increase in the Company’s cost of sales for its termination of traffic on the other mobile telephone service provider’s telecommunications network.

     Tyumenruskom contributed gross margin of $1.5 million for the nine months ended September 30, 2003.

     Selling, general and administrative. Wireless telephony selling, general and administrative expenses increased by

$1.0 million (13%) to $7.9 million for the nine months ended September 30, 2004 as compared to $6.9 million for the nine months ended September 30, 2003.

     The significant components of selling, general and administrative expenses for Magticom for the nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Personnel related expenses	$4,114	$2,797
Taxes other than income	2,204	2,132
Marketing expenses	1,052	1,069
Insurance	225	224
Bad debt expense (recovery)	24	(299)
Other expenses	244	438

TOTAL	$7,863	$6,361

     The increase in selling, general and administrative expenses is primarily due to an increase in personnel costs of $1.3 million due to a 15% increase in overall headcount at Magticom during 2004 and wage increases provided to employees effective January 2004. In addition, an increase in bad debt expense of $0.3 million is due to a recovery that occurred in 2003 that did not occur in 2004.

     Depreciation and amortization. Wireless telephony depreciation and amortization expense increased by $0.2 million to $10.5 million for the nine months ended September 30, 2004 as compared to $10.3 million for the nine months ended September 30, 2003.

     Magticom’s depreciation and amortization expense increased by $1.0 million (10%) from $9.5 million for the nine months ended September 30, 2003 to $10.5 million for the nine months ended September 30, 2004. On a comparable currency basis, Magticom's depreciation remained flat. However, due to the appreciation of the Georgian Lari to the U.S. dollar, depreciation increased accordingly.

     Tyumenruskom incurred depreciation and amortization expense of $0.8 million for the nine months ended September 30, 2003.

Cable Television

     Unconsolidated cable television in 2004 is comprised of the Company’s 50% ownership interest in Cosmos TV, a cable television provider in Minsk, Belarus and its 85% ownership interest in Ayety, which prior to June 30, 2004 was accounted for following the consolidation method of accounting. The Company disposed of its interest in Cosmos TV in March 2004. Further, since the Company’s U.S. GAAP investment in Ayety is zero and the Company has no obligation to fund its operations, the Company does not deem Ayety’s current financial performance to be material.

     Unconsolidated cable television in 2003 was comprised of the Company’s ownership interest in Cosmos TV, Baltcom TV, Kosmos TV and Teleplus. The Company disposed of its interest in Kosmos TV in April 2003, its interest in Baltcom TV in August 2003 and its interest in Teleplus in November 2003.

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

     In addition, on May 5, 2003, the Company completed the sale of its ownership interests in Radio Georgia. Further, on September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core Radio businesses. As a result, on April 28, 2004, the Company disposed of its interests in Radio Skonto and on September 7, 2004, the Company sold all but one of its remaining radio businesses.

     The combined results of operations of the discontinued radio businesses up to their respective dates of sale are as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Revenues	$10,012	$9,590
Operating expenses	10,946	11,968

Operating loss	$(934)	$(2,378)

Net loss	$(1,237)	$(2,028)

     Revenues. Radio broadcasting revenues increased by $0.4 million to $10.0 million for the nine months ended September 30, 2004 as compared to $9.6 million for the nine months ended September 30, 2003.

     Revenues in Metroradio Finland increased by $0.7 million, primarily as a result of two acquired radio stations as well as the launch of an in-house sales house. The new stations, Suomi Plus and Classic Radio, were launched in May 2003 and November 2003, respectively, and the sales house was established from October 2003. The sales house enables the Company to better serve advertisers needs by selling tailor-made advertising on individual stations and/or clusters of stations.

     Revenues at Juventus Radio decreased by $0.3 million as a consequence of increased rate competition by national competitors and a general decline in the national radio advertising market. In addition, one of the venture’s key clients temporarily halted advertising during 2004 due to a change in the client’s ownership.

     Revenues at Country Radio decreased by $0.2 million for the nine months ended September 30, 2004 due to a change in the sales arrangement at the sales house, coupled with a shortfall in direct revenues. The annual agency sales agreement for 2004 is based on a fixed guarantee instead of a minimum guarantee, as was the case in 2003. The fixed guarantee for the year will result in consistent sales on an annual basis. Direct sales have decreased year on year primarily due to rate competition.

     Radio Skonto contributed incremental revenue of $0.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004.

     Operating expenses. Radio broadcasting operating expenses decreased by $1.0 million to $11.0 million for the nine months ended September 30, 2004 as compared to $12.0 million for the nine months ended September 30, 2003.

     The decrease in operating expenses of $1.4 million at Juventus was primarily due to the successful outcome of Juventus’ negotiations with the Hungarian media regulators to reduce broadcast license fees from July 2003, as well as cost savings in other expenses resulting from restructuring and streamlining operations at Juventus’ radio broadcasting.

     Radio Skonto incurred incremental operating expenses of $0.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004.

     Such decreases were partially offset by a $0.8 million increase at Metroradio Finland, due to increased operational as well as sales-related expenses due to the launch of the two additional stations. In addition to an increase in sales-related expenses including sales commissions and royalties, operating expenses for salaries, advertising, transmitter rent and programming increased as a result of operating two additional stations in the 2004 period.

Cable Businesses

     On September 30, 2003, the Board of Directors formally approved management’s plan to dispose the remaining non-core Cable businesses, with the exception of Aytey TV. As a result, the Company disposed of its interests in Sun TV, Romsat and ATK on November 12, 2003, March 4, 2004 and March 26, 2004, respectively.

     The combined results of operations of the discontinued Cable television businesses up to their respective dates of sale are as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Revenues	$2,080	$8,730
Cost of services	450	1,938
Operating expenses	1,470	7,570

Operating income (loss)	$160	$(778)

Net income (loss)	$155	$(905)

     Revenues. Cable television revenues decreased by $6.6 million to $2.1 million for the nine months ended September 30, 2004 as compared to $8.7 million for the nine months ended September 30, 2003. Sun TV contributed revenue of $1.1 million for the nine months ended September 30, 2003 and Romsat and ATK contributed incremental revenue of $3.8 million and $1.0 million, respectively, for the nine months ended September 30, 2003 as compared to the same period in 2004.

     Gross margin. Cable television gross margin decreased by $5.2 million to $1.6 million for the nine months ended September 30, 2004 as compared to $6.8 million for the nine months ended September 30, 2003. Sun TV contributed gross margin of $0.9 million for the nine months ended September 30, 2003 and Romsat and ATK contributed incremental gross margin of $3.0 million and $0.8 million, respectively, for the nine months ended September 30, 2003 as compared to the same period in 2004.

     Operating expenses. Cable television operating expenses decreased by $6.1 million to $1.5 million for the nine months ended September 30, 2004 as compared to $7.6 million for the nine months ended September 30, 2003. Sun TV incurred operating expenses of $1.4 million for the nine months ended September 30, 2003 and Romsat and ATK incurred incremental operating expenses of $2.7 million and $1.7 million, respectively, for the nine months ended September 30, 2003 as compared to the same period in 2004.

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

The Company holds a minority interest in Magticom. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, weighting various possible scenarios for management’s assessment of probability of occurrence and discounting the probability-weighted cash flows at an appropriate rate.

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

Interest Rate

     The majority of the Company’s debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for downward changes in interest rates, the Company’s fixed interest rate of 101/2% on its Senior Notes would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, the Company’s long-term debt and that of its operating businesses are denominated in or tied to U.S. dollars. The Company does not believe that the Company’s debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

Inflation and Foreign Currency

     The effects of inflation in the respective markets that the Company’s business ventures operate, is reflected with the Company’s business ventures financial results as effects of foreign currency fluctuations.

     The Company does not currently hedge against foreign exchange rate risks. In the countries that the Company’s business ventures operate, the currencies (the Russian Ruble and Georgian Lari) are non-convertible outside the country, so the Company’s ability to hedge against devaluation by converting to other currencies is significantly limited or cost prohibitive. In these countries, a sophisticated or reliable market for the trade of derivative instruments in order to allow the Company to hedge foreign currency risk does not currently exist. Accordingly, the Company seeks to maintain the minimal amount of foreign currency on hand to reduce its exposure. However, the Company’s ability to minimize such amount is limited by the fact that certain expenses are denominated in foreign currencies and the countries in which the Company does business have strict foreign currency regulations.

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

     The Company is exposed to foreign exchange price risk in that its operations are located outside of the United States. In remeasuring the financial statements stated in the local currency into the reporting currency, U.S. dollars, a cumulative translation adjustment may result. In Russia, where the Company has the majority of its operations in consolidated subsidiaries, a 10% devaluation of the Russian Ruble in the nine months ended September 30, 2004, for example, would have resulted in a decrease to the Company’s net income of $0.5 million, with all other variables held constant. In addition, Magticom which is accounted for under the equity method could be exposed to foreign exchange price risk. The Company’s exposure to these risks is limited by its less significant ownership interest.

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

     The following table provides information about our principal financial instruments denominated in Russian Rubles and presents such information in U.S. dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates:

	September 30, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$584	$1,233
Accounts receivable, net	4,697	893
Prepaids and other assets	1,031	447
CURRENT LIABILITIES
Accounts payable	795	—
Accrued expenses	372	206
Closing foreign currency exchange rate	29.22	29.45

     In addition to the above exposure to changes in the exchange rate of the Russian Ruble, the Company is exposed for its investments in the Republic of Georgia, principally Magticom, for changes in the exchange rate of the Georgian Lari. The Company’s net investment in Magticom as of September 30, 2004 and December 31, 2003 totaled $35.6 million and $34.7 million, respectively.

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

•	ability of the Company to complete the Proposed Merger;

•	liquidity issues facing the Company, and the restructuring of the Company;

•	obtaining the requisite consents for any proposed restructuring of the Company;

•	general economic and business conditions, which will, among other things, impact demand for the Company’s products and services;

•	industry capacity, which tends to increase during strong years of the business cycle;

•	changes in public taste, industry trends and demographic changes;

•	competition from other communications companies or companies engaged in related businesses, which may affect the Company’s ability to enter into or acquire new businesses, or generate revenues;

•	political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, in Russia and the Republic of Georgia, including the effect of the new law “On Telecomminucations” in Russia and the proposed changes to the Tax Code in the Republic of Georgia, which may affect the Company’s results of operations;

•	timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of these projects;

•	developing legal structures in Russia and the Republic of Georgia, which may affect the Company’s ability to enforce its legal rights;

•	cooperation of local partners in the Company’s communications investments in Russia and the Republic of Georgia, which may affect the Company’s results of operations;

•	exchange rate fluctuations;

•	license renewals for the Company’s communications investments in Russia and the Republic of Georgia;

•	the loss of any significant customers, or the deterioration of credit quality of the Company’s customers;

•	changes in business strategy or development plans;

•	the quality of management;

•	the availability of qualified personnel;

•	changes in or the failure to comply with government regulation or actions of regulatory bodies, and

•	other factors referenced in this document.

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

     There were no changes during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     In addition to the matters described in the Company’s Annual Report on Form 10-K, the Company is involved in the matters described below:

Commercial Dispute

     The Company is also involved in a commercial dispute with Mtatsminda the owner of a 15% minority interest in Ayety.

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

     With respect to the broadcast frequencies, Ayety has been using the 11 frequencies under an agreement with Mtatsminda which recently expired. Ayety is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company has investigated this allegation and it believes that the amount of tax due, if any, is negligible and it has been advised by outside legal counsel that the risk of a tax assessment is remote. Further, the Company believes that the allegations related to the amount of the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.

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

     At the request of Mtatsminda, the Company agreed to participate in a meeting of Ayety shareholders on June 28, 2004. At that meeting, the Company’s intent was to address matters raised in Mtatsminda’s letter to the Company dated June 2, 2004 and to also address matters relative to the poor financial performance of Ayety, including the Company’s decision to remove and appoint a new General Director of the business. However, at such meeting, Mtatsminda notified the Company that in March 2003, a new charter of Ayety was prepared and filed in the Georgian courts (which are responsible for company registration in Georgia) (the “New Charter”). Mtatsminda represented that, pursuant to the terms of the New Charter, unanimous shareholder approval is required for certain key decisions, including the removal and appointment of a new General Director; whereas previously only a 75% vote was required. Further, at the meeting, Mtatsminda informed the Company that it would not vote “for” the Company’s proposal regarding the removal of Ayety’s General Director. The Company believes that the legality of the change to the New Charter are questionable and can be disputed by the Company on the basis that the New Charter was adopted in a manner that was not in compliance with applicable law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid until successfully challenged.

     Mtatsminda did not present a registered copy of the New Charter at the June 28, 2004 meeting of Ayety shareholders or subsequently, nor had the Company previously received any such copy from Ayety. Nonetheless, the Company’s representatives concluded from that meeting that Mtatsminda had secured practical control over Ayety; both by virtue of its claims with respect to the New Charter and through its direct associations with the General Director of Ayety. The Company is pursuing legal remedies with respect to the New Charter and continues to seek removal of Ayety’s General Director. However, management has concluded that, based on these events, the Company does not at present control the day-to-day business affairs of Ayety. Accordingly, effective June 30, 2004, the Company no longer accounts for its ownership interest in Ayety following the consolidation method of accounting but follows the equity method of accounting.

Mtatsminda Litigation

     On July 25, 2004, Mtatsminda filed a claim against International Telcell SPS, Inc. (“ITSPS”), a subsidiary of the Company, Ayety and Zurab Chigogidze, the General Director of Ayety, for damages in the amount of GEL 185,000 (US $90,000), GEL 23,000 (US $13,000) and GEL 258,000 (US $130,000), respectively. The claim was filed in the Mtatsminda District Court in Tbilisi, Republic of Georgia. In its complaint, Mtatsminda alleges that it suffered damages because Ayety TV had used its cash resources to make payments to ITSPS in repayment of a credit facility between Ayety and ITSPS. Mtatsminda also claims that Ayety has not authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda. On September 15, 2004, ITSPS filed a counterclaim stating that all of Mtatsminda’s claims are groundless. ITSPS also challenged Mtatsminda’s standing in the case due to expiration of the statute of limitations, non-payment of court duty and other procedural matters. ITSPS is prepared to defend its position in court. Based on the information available and due to the relatively low amounts of damages claimed, the Company believes that these matters will not result in any material adverse effect on the Company’s business, financial condition or results of operations.

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

Pension Benefit Guaranty Corporation

     In a letter dated August 6, 2004, the Company was informed by the Pension Benefit Guaranty Corporation (the “PBGC”) that it does not intend to take any action with respect to the matter addressed in the Company’s June 23, 2003 notice to PBGC, as more fully described in Item 3. Legal Proceedings “Report to the Pension Benefit Guaranty Corporation”, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Defaults Upon Senior Securities

(a) None

(b) Preferred Stock

     The Company has authorized 70.0 million shares of preferred stock of which 4.1 million shares have been designated as Preferred Stock with a liquidation preference of $50.00 per share, all of which were outstanding as of September 30, 2004 and December 31, 2003.

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.

     Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of September 30, 2004, total dividends in arrears on the Preferred Stock are $59.8 million. The dividend requirement for the twelve months ending September 30, 2005 will be $19.8 million, inclusive of the effects of compounding and assuming no payments of the dividends.

     Except as described in this paragraph, the holders of the Preferred Stock have no voting rights. In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting; such waiver to remain effective until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. It is expected that Messrs. Gale and Henderson will be nominated for election by the holders of Preferred Stock to fill these two directorships.

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

Item 6. Exhibits

Exhibit
Number	Description
Exhibits

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

B. Dean Elledge
Vice President and
Chief Accounting Officer

Dated: December 7, 2004

INDEX TO EXHIBITS

Exhibits

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