Form 10-K
period 2004-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2006-12-14
CIK 39547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

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
Common Stock, $0.01 par value
7 1/4% Cumulative Convertible Preferred Stock, $1.00 par value

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant at June 30, 2004 based on the average bid and ask prices of its Common Stock on the over-the-counter market on such date of $0.42 per share was approximately $28,272,575.
      The number of shares of Common Stock outstanding as of October 31, 2006 was 94,034,947.
DOCUMENTS INCORPORATED BY REFERENCE
None

      Certain statements set forth below in this Form 10-K constitute “Forward-looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” on page 91.
PART I

Item 1.	Business
      Metromedia International Group, Inc. (“MIG” or the “Company”) is a holding company that has economic interests in business ventures that principally provide telecommunication services to customers in the country of Georgia. Prior to August 2005 (see “— Recent Developments — PeterStar Sale Transaction” below), the Company also owned a 71% economic interest in ZAO PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia (“PeterStar”).
      At December 31, 2004, the Company had two reporting segments, as follows:

•	Magticom Ltd., the leading mobile telephony operator in Tbilisi, Georgia, in which the Company presently has a 50.1% ownership interest (“Magticom”). As discussed further below (see “— Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Magticom Ownership Activity — February 2005”), prior to mid-February 2005, the Company had a 34.5% ownership interest in Magticom and had followed the equity method of accounting for its ownership interest.

As a result of the restructuring of the Company’s ownership interests in Magticom in February 2005, the Company gained the ability to exert operational oversight over Magticom. However, the Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of the ownership restructurings that occurred in February 2005 and September 2005 (discussed herein), should still be accounted for following the equity method of accounting.

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company had a 71% economic interest until its disposition in August 2005 (see “— Recent Developments — PeterStar Sale Transaction” below).

As of December 31, 2004, PeterStar and its subsidiaries, Baltic Communications Limited (“Baltic Comm.”), ADM-Murmansk, Pskov City Telephone Network (“Pskov Telecom”), Pskovinterkom, and Comset (collectively, the “PeterStar Group”), did not meet the requirements of Paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Consequently, the Company did not treat the PeterStar Group as held for sale as of December 31, 2004 and instead continued to present the PeterStar Group’s results of operations as continuing operations in the Company’s consolidated statements of operations for all years presented herein. However, effective in the first quarter of 2005, the PeterStar Group met the criteria of SFAS No. 144 for classification as a discontinued component. As a result, beginning with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, the PeterStar Group will be so accounted for within the Company’s financial statements as of that date and prospectively through the date of disposition.
      At December 31, 2004, the Company also had ownership interests in:

•	Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company presently has a 25.6% ownership interest. As discussed further below (see “— Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Telecom Georgia Ownership Activity”), prior to mid- February 2005, the Company had a 30% ownership interest in Telecom Georgia and had followed the equity method of accounting for its ownership interest therein. Subsequent to December 31, 2003, the Company had not recorded any share of the losses of Telecom Georgia since, as of December 31, 2003, the Company’s carrying balance in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) was zero and the Company had no obligation to fund the operations of Telecom Georgia.

As a result of the restructuring of the Company’s ownership interest in Telecom Georgia in February 2005, the Company gained the ability to exert operational oversight over Telecom Georgia. On May 23, 2005, the charter of Telecom Georgia that was in effect for the past several years was amended, as a result, certain substantive participatory rights that were afforded to the minority shareholder were eliminated, which allowed the Company to follow the consolidation method of accounting.

In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. As a result of these transactions, the Company’s ownership interest in Telecom Georgia decreased to 20.7% and is now held through various U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to continue to exercise operational oversight and also consolidation accounting with respect to Telecom Georgia.

In October 2006, the Company, through International Telcell LLC (“International T LLC”), an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%.

•	Ayety TV, a cable television provider in Tbilisi, Georgia, in which the Company has a 85% ownership interest (“Ayety”). Currently, the Company is involved in a number of commercial and legal disputes with the 15% minority shareholder of Ayety, the result of the dispute, despite the Company’s majority economic interest, is that:

—	The Company no longer controls the day-to-day business affairs of Ayety;

—	The Company no longer has favorable relations with management of Ayety, since the Company attempted to terminate the General Director of Ayety in late June 2004; and

—	The Company has been unable to prepare U.S. GAAP financial statements of Ayety to include within its consolidated financial statements since the Company no longer has access to the statutory accounting records of Ayety. Accordingly, as allowed under FIN 46R the Company no longer consolidates its variable interest in Ayety for all periods subsequent to June 30, 2004 to include within its consolidated financial statements (see Item 3. “Legal Proceedings — Legal Matters with Mtatsminda — International Telcell SPS vs Mtatsminda”).

While these latter two business ventures do not have short-term strong growth prospects, the Company believes that both business ventures could enable the Company to develop a broader presence in the Georgian market, which also could reinforce and draw upon Magticom’s position in that market.
      In addition, as of December 31, 2004, the Company had one radio broadcast station, which was subsequently sold in late April 2005. The Company’s U.S. GAAP carrying balance in this radio broadcast station was recorded at its carrying amount since this amount was lower than its fair value less costs to sell. Until their dispositions in 2004, the Company also owned interests in eighteen radio businesses operating in Finland, Hungary, Bulgaria, Estonia, and the Czech Republic and one cable television network in Lithuania.
      For the year ended December 31, 2004, PeterStar generated substantially all of the Company’s consolidated revenues and cost of services. Operating expenses at PeterStar and corporate overhead expenses are the principal components that generated the Company’s consolidated operating losses. Results of operations of Magticom represent substantially all of the Company’s equity in income of unconsolidated investees.
      The Company’s principal executive offices are located at 8000 Tower Point Drive, Charlotte, North Carolina, 28227, telephone: (704) 321-7380, fax: (704) 845-1835.
      Unless otherwise indicated, all dollar amounts are stated in U.S. Dollars.

Recent Developments

PeterStar Sale Transaction
      On August 1, 2005, the Company consummated the sale of its 71% ownership interest in the PeterStar Group pursuant to a definitive agreement that was executed on February 17, 2005 for cash consideration of $215.0 million (the “PeterStar Sale”). The February 17, 2005 definitive agreement was among the Company, First National Holding S.A. (“First National”), Emergent Telecom Ventures S.A. (“Emergent”) and Pisces Investment Limited, a company organized under the Companies Law of Cyprus and a wholly-owned subsidiary of First National and Emergent (“Pisces”, and together with First National and Emergent, the “Buyers”). First National, a holding company incorporated in Luxembourg, owns a 58.9% stake in OAO Telecominvest (“Telecominvest”) in Russia. At the time of the consummation of the PeterStar Sale, Telecominvest was the 29% minority shareholder in PeterStar.
      The Company anticipates that it will recognize a gain of approximately $113.7 million, before transactional costs, on the disposal of the PeterStar Group in the third quarter of 2005, since its U.S. GAAP carrying balance in PeterStar at the date of sale was $101.3 million. The Company presently anticipates that it will be able to utilize its tax attributes (capital loss and net operating loss carryforwards) to offset any federal or state tax gain that would be recognized on the sale.
      Prior to consummating the PeterStar Sale, the Company intended to use its corporate cash reserves to provide for the development of Magticom and PeterStar, with the expectation that their future dividend distributions would be sufficient to meet, on a timely basis, the Company’s corporate overhead requirements and indebtedness interest payment obligations, including those associated with its $152.0 million 10 1/2% Senior Notes due 2007 (the “Senior Notes”). The Company recognized, however, that the anticipated dividend distributions from Magticom and PeterStar would not be sufficient to allow the Company to retire the Senior Notes at maturity. As a result, the Company had been actively assessing for some time the practical financial restructuring alternatives and business development opportunities available to the Company. This work included an assessment of business valuations for the Company’s business ventures and a pragmatic assessment of the opportunities and risks associated with continued pursuit and development of the Company’s business ventures as it was then organized. In connection with this work, the Company also received and carefully considered several third party merger and acquisition proposals and various opportunities to refinance the Company’s Senior Notes. The Company’s Board of Directors concluded that the PeterStar Sale offered the best opportunity reasonably available to maximize value for the Company’s stakeholders.

Redemption of Senior Notes
      On August 8, 2005, using a portion of the cash proceeds from the PeterStar Sale, the Company completed the redemption of its outstanding Senior Notes. The aggregate redemption price of the Senior Notes, including accrued and unpaid interest, was $157.7 million.

Early Termination of Defined Benefit Pension Plan
      On March 14, 2006, the Company funded approximately $5.4 million to its defined benefit pension plan (the “Pension Plan”) to ensure that the value of the Pension Plan assets was sufficient to cover all benefit liabilities since the Pension Plan made a final distribution to the Pension Plan participants on March 22, 2006. The final distribution to the Pension Plan participants resulted from the Company’s initiative to terminate the Pension Plan, in accordance with the provisions of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Settlement of the Fuqua Industries, Inc. Shareholder Litigation
      On April 6, 2006, the Company received approximately $4.6 million from the settlement of the Fuqua Industries, Inc. Shareholder Litigation (see Item 3. “Legal Proceedings Fuqua Industries, Inc. Shareholder

Litigation”) (the “Settlement”). The aggregate amount of the Settlement was $7.0 million; however, approximately $2.4 million was paid to plaintiff’s legal counsel to cover legal fees and expenses.

Reorganization of Ownership Interest in Business Ventures in Georgia

Magticom Ownership Activity — February 2005
      In February 2005, through a series of transactions with Dr. George Jokhtaberidze, co-founder and then majority owner of Magticom, the Company reorganized its ownership interest in Magticom. The net result of these transactions, was as follows:

•	The Company’s economic ownership in Magticom increased to 42.8% from 34.5%. Through the Company’s majority economic ownership interest (50.1%) in International Telcell Cellular LLC, (“International TC LLC”), an intermediary holding company that owned, directly and indirectly as of February 28, 2005, 85.5% of Magticom, the Company obtained the largest economic ownership interest in Magticom and gained the ability to exert operational oversight over Magticom. However, the Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of this ownership restructuring, should still be accounted for following the equity method of accounting. Dr. George Jokhtaberidze owned, prior to June 1, 2006, the remaining 49.9% interest in International TC LLC;

•	A wholly-owned subsidiary of the Company issued a promissory note in the amount of $23.1 million to Dr. Jokhtaberidze as payment for the additional 8.3% Magticom interest the Company obtained in February 2005 (the “Dr. Jokhtaberidze Promissory Note”); and

•	International TC LLC subsequently entered into an agreement with the Georgian government that resulted in the cancellation, in exchange for a cash payment of $15.0 million, of the Georgian government’s rights to obtain a 20% Magticom purchase option. The $15.0 million payment was funded by pro-rata cash contributions to International TC LLC from the Company and Dr. Jokhtaberidze. The Georgian government’s right to obtain a 20% purchase option in Magticom resulted from a series of negotiations and agreements that were executed in April 2004 associated with the Company’s, but most importantly Dr. George Jokhtaberidze’s ownership interest in Magticom. These negotiations and agreements were a precursor to the, previously discussed, February 2005 agreements associated with the reorganization of ownership interest in Magticom.

Specifically, in February 2004, Dr. George Jokhtaberidze, who is also the son-in-law of former Georgian president Eduard Shevardnadze, was arrested in Georgia pending investigation of various tax-related matters related to his ownership interest in Magticom. On April 26, 2004, the prosecution of Dr. Jokhtaberidze by the Georgian government was dropped without any finding of wrongdoing and Dr. Jokhtaberidze was released from investigative detention. On the same day, the Georgian government’s investigation into past business and tax payment practices of Magticom were completed with no adverse findings.

Magticom Ownership Activity — September 2005
      On September 15, 2005, the Company and Dr. Jokhtaberidze, through the holding company International TC LLC, acquired the 14.5% economic interest in Magticom, formerly owned by Western Wireless International (“Western Wireless”), for a cash price of $43.0 million (in proportion to their respective ownership interests in International TC LLC). As a result, the Company’s economic interest in Magticom increased to 50.1% since International TC LLC currently, directly and indirectly, owns 100% of Magticom. Prior to the purchase, Magticom issued a dividend of $17.0 million, net of 10% Georgian dividend withholding taxes, of which $7.3 million was distributed to the Company. The Company used the net proceeds from this dividend distribution to partially fund the purchase and funded its remaining portion of the purchase using corporate cash of approximately $14.3 million.
      Concurrent with this transaction, the Company paid in full all principal and accrued and unpaid interest due to Dr. Jokhtaberidze under the Dr. Jokhtaberidze Promissory Note described above.

Telecom Georgia Ownership Activity

February 2005
      In February 2005, the Company negotiated and purchased an additional 51% ownership interest in Telecom Georgia from the Georgian government for a cash purchase price of $5.0 million. The additional 51% acquired interest in Telecom Georgia resulted in the Company increasing its ownership to 81%, gaining the ability to exert operational oversight over Telecom Georgia. Furthermore, on May 23, 2005, the charter of Telecom Georgia that was in effect for the past several years was amended, as a result, certain substantive participatory rights that were afforded to the minority shareholder were eliminated, which allowed the Company to follow the consolidation method of accounting.

July 2006
      In July 2006, the Company consummated a series of transactions associated with its 81% ownership interest in Telecom Georgia. In summary, the Company acquired a controlling interest in Telenet, a Georgian company providing internet access, data communication, voice telephony and international access services, from a third party in exchange for cash and a minority interest shareholding in both Telenet and Telecom Georgia. Prior to entering the agreements, Strikland Investments, Inc. and Greatbay Investments, Ltd. directly owned between them 100% of Telecom Georgia Group Ltd, an international business company organized under the laws of British Virgin Islands (“TGG”) that was the sole owner of Telenet. In addition, Dr. Jokhtaberidze, the Company’s principal partner in Magticom, acquired from the Company a minority interest shareholding in the Company’s ownership in these two business ventures. As a result, the Company’s interests in Telenet and Telecom Georgia are held through US-based holding companies in which the Company has the controlling interest, enabling the Company to exercise operational oversight over both Telenet and Telecom Georgia. Furthermore, the Company exited the transactions with the largest economic interest of any of the shareholders in both Telecom Georgia and Telenet, of approximately 20.7% and 25.6%, respectively and completed these transactions with a net corporate cash outlay of approximately $450,000.
      Telenet provides high-speed data communication and internet access services on both a wired and wireless basis, primarily to commercial and institutional customers in Georgia. It also operates international voice and data transit links between Georgia and Russia. Immediately prior to the Company’s acquisition of Telenet, Telenet acquired from IberiaTel, Georgia’s only license to provide CDMA 450 MHz wireless voice and data services and a CDMA 450 network deployed in Georgia’s capital city, Tbilisi. The target markets of Telecom Georgia and Telenet are office and residential consumers of fixed location telephony and data communication service; and both companies have well-established Georgian brands in these markets.
      The Company undertook this business combination of Telecom Georgia and Telenet to extend the range of communication services offered by our Georgian companies to include conventional office and residential local exchange telephony service and to address the rapidly growing internet and data communications markets in Georgia. This strategy aims to complement and strengthen the market leadership position already held by our Magticom business in Georgia’s mobile telephony market. In combination, Telenet and Telecom Georgia provide an excellent vehicle for competing in Georgia’s fixed location communications market on both a wired and wireless basis. Our new partners, the former owners of Telenet, bring considerable local operating experience and financing capacity with respect to the further development of Telenet and Telecom Georgia; and the involvement of our Magticom partner in the development assures smooth coordination between future mobile and fixed location service expansion activities.

      The ownership structure of Telecom Georgia — July 6, 2006:
      * — No officers or board of director members of the Company are investors or are affiliated with these entities.

Telecom Georgia Ownership Activity — October 2006
      On October 27, 2006, the Company, through International T LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia for $0.7 million, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%. Furthermore, as a part of that transaction, the Company paid a broker fee of $0.1 million to a third party for their facilitation of the transaction.

      The ownership structure of Telecom Georgia — October 30, 2006:
      * — No officers or board of director members of the Company are investors or are affiliated with these entities.

Georgian Business Development Initiatives

Magticom Georgian License Activity.
      In November 2005, Magticom acquired at auction a license to use 20% of the 1,800 MHz (or equivalent to 15% of the combined 900 MHz and 1,800 MHz) radio frequency spectrum available in Georgia for offering Groupe Speciale Mobile, or GSM, data and voice services. Magticom has paid approximately 1.0 million Georgian Lari (“GEL”) (approximately $0.6 million) for the license, which is usable for a period of ten years.
      In May 2005, Magticom acquired at auction a license to use 18% of the 800 MHz radio frequency spectrum available in Georgia for offering Code Division Multiple Access, or CDMA, data, voice and video services. Magticom paid approximately 26.1 million GEL (approximately $14.3 million) for the license, which is usable for a period of ten years. Magticom completed technical trials of the CDMA spectrum within one year as required by the license.
      In August 2005, Magticom acquired at auction a license to use 25% of the 2.1 GHz radio frequency spectrum available in Georgia for offering 3rd Generation (“3G”) GSM mobile voice, data and video services. Magticom paid approximately 20.4 million GEL (approximately $11.3 million) for the license, which is usable for a period of 10 years. Magticom completed technical trials of the 3G GSM spectrum within one year as required by the license.
      License rights for additional 3G radio frequency spectrum, representing less than 25% of the available 3G radio frequency spectrum, were offered at auction in April 2006; in which the winning bid was approximately 20 million GEL (approximately $11 million). Magticom did not directly participate in the tender; however, Magticom has entered into agreements with the winner of the April 2006 auction, pursuant to which Magticom will acquire from that party license rights to all of their license rights. Magticom anticipates paying the full winning bid price, plus a nominal mark-up, for these license rights. Following the purchase, Magticom’s 3G spectrum holdings is less than 50% of total 3G spectrum, as required by Georgian law.
      The Georgian government conducted an auction in May 2006 for license rights to a third 25% segment of the 3G spectrum. Magticom could neither directly participate in this auction nor acquire any portion of the license obtained by the auction’s winner, due to the aforementioned legal limitations on the portion of 3G spectrum which Magticom can hold. The winner of the May 2006 auction, with a bid of approximately 18.7 million GEL (approximately $10.4 million), was not operating any telephony service in Georgia. Geocell, a competitor of Magticom within Georgia, entered into an arrangement with the winner of the May 2006 auction, pursuant to which Geocell acquired from that party, license rights to the third 25% portion of Georgia’s 3G spectrum and commenced services in Tbilisi in December 2006.
      On July 7, 2006, the Georgian regulator renewed Magticom’s 900 MHz’s radio frequency spectrum licenses for another ten year period, effective immediately. Magticom paid a license renewal fee of GEL 24.9 million (approximately $13.7 million).
      Magticom’s GSM, 3G and CDMA licenses enable it to provide mobile communication services in Georgia that are as advanced as any now offered anywhere in the world. Each license is effective for a ten-year period and is effective country-wide. Magticom introduced commercial 3G services and completed the requisite technical trials of the CDMA service in the third quarter of 2006. Magticom already holds long-standing, renewable licenses to offer conventional GSM telephony services in the 900 MHz and 1800 MHz spectrum (see “ — Description of Businesses — Magticom (Tbilisi, Georgia and the Country of Georgia) — Licenses” and Item 1A. “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors – Limitations in the Georgian Licensing Regime”).

Participation in Georgian Government Privatization of United Telecom of Georgia
      On May 12, 2006, the Georgian government concluded a tender of shares held by an agency of the Georgian Ministry of Economic Development in the Georgian wire-line telephone company United Telecom of Georgia (“UTG”, formerly known as Georgian Electrokavshiri). The shares tendered represented approximately 90% of the outstanding ownership interests in UTG, with the remaining approximately 10% of outstanding shares held by UTG’s employees. In addition to providing wire-line telephone service to approximately 350,000 subscribers throughout Georgia, UTG owns a principal portion of Georgia’s intra-city duct works and cable rights-of-way, holds rights to use a potion of a national fiber transport network, and acts as the country’s incumbent local wire-line exchange carrier.
      The Company, through its subsidiary International T LLC, entered a bid in the May 12th tender of $81.25 million; $5 million of which International T LLC borrowed from Magticom and deposited with the Company’s bid. The Company believed that the acquisition of UTG could have resulted in certain synergies with the operations of both Magticom and Telecom Georgia and, thus, undertook to participate in the May 12th tender. Financing of the acquisition, if this bid proved to be successful, was to be provided from further funds loaned by Magticom and equity investment in International T LLC by certain third parties (see also Item 1A. “Risk Factors — The Company may face limitations or additional costs in securing funds for further business development”).

      Only one other bid, in the amount of $90 million by a Georgian-Kazakh consortium, was entered in the tender. In view of the higher amount offered, the Georgian government entered into a share purchase agreement with this other bidder.
      The above initiatives are indicative of the Company’s current strategic objective of actively pursuing alliances and acquisitions in Georgia, and the surrounding Central Asian region, for the purposes of both leveraging and strengthening its core Georgian holdings. The Company’s goal is the development of a growing portfolio of allied mobile and fixed telephony businesses serving the region. Magticom’s continued strong operational and financial performance, coupled with the cash proceeds from the PeterStar Sale, repayment of the Senior Notes, and the reorganization of the ownership interests in Magticom and Telecom Georgia whereby the Company now has the ability to exert operational oversight over Magticom, Telecom Georgia, and Telenet provide the Company the operational platform and improved financial liquidity base to pursue this strategy (see Item 1A. “Risk Factors — The Company may face limitations or additional costs in securing funds for further business development”).

Proposed Sale of Substantially all of Company Assets
      On October 2, 2006, the Company announced the execution of a letter of intent (the “Offer Agreement”) in respect of an offer it received to acquire all of the Company’s business interests in Georgia for a cash price of $480 million from a group of investors (“Offering Group”).
      The Company entered into the Offer Agreement with the Offering Group on September 28, 2006, providing for exclusivity in negotiations during a sixty-day due diligence period and setting forth intended terms of a binding share purchase agreement which they expected to execute within the exclusivity period and upon conclusion of the Offering Group’s due diligence. The Offer Agreement was executed on September 28, 2006 but did not become effective until October 1, 2006, the date at which the Company had entered into the separate Lock-Up and Voting Agreements, as defined below, with representatives of holders of approximately 80% of its 4.1 million outstanding shares of Preferred Stock.
      On December 5, 2006, the Company received a letter from Salford Capital Partners (“Salford”), the then sole remaining member of the Offering Group and a party to the Offer Agreement, in which Salford (a) informed the Company that it (x) has decided not to proceed with the proposed transaction outlined in the Offer Agreement, (y) is terminating the exclusivity restrictions of the Offer Agreement for Cause (as defined in the Offer Agreement) as a result of an alleged breach of the “access to information” covenant contained therein, and (b) requested that the Company reimburse Salford for the transaction expenses incurred by it to date in connection with the proposed transaction in the amount of US $1,010,000. The Company is in the process of evaluating Salford’s claim for reimbursement of its expenses in order to assess whether the request is with or without merit.
      In connection with the execution of the Offer Agreement, beginning on September 29, 2006 and finalizing on October 1, 2006, the Company entered into separate lock-up, support and voting agreements (the “Lock-Up and Voting Agreements”) with representatives (the “Preferred Representatives”) of holders of approximately 80 % of its 4.1 million outstanding shares of preferred stock, par value $1.00 per share (the “Preferred Stock”). In connection with the Offer Agreement, the Preferred Representatives have agreed to support a chapter 11 plan (in a case to be filed in the United States Court for the District of Delaware (the “Wind-up”)), pursuant to which holders of the Company’s Preferred Stock would receive $68 per share from Net Distributable Cash (hereinafter defined) of $420 million or less and one-half of any Net Distributable Cash in excess of $420 million, allocated equally among the shares of Preferred Stock. The balance of Net Distributable Cash would be allocated equally among the outstanding common shares. Since the Preferred Representatives represent holders of more than two-thirds of the presently outstanding Preferred Stock, if such a plan is approved by the Court, the plan would be binding on all preferred stockholders. “Net Distributable Cash” will consist of the cash proceeds of the intended sale of the Company’s business interests in Georgia plus the Company’s portion of dividends received from its subsidiary Magticom Ltd. prior to the sale and all headquarters cash on hand in the Company at sale closing less: (i) any taxes arising out of the sale of assets; (ii) payments of all allowed claims in the Wind-Up; (iii) necessary reserves for the final liquidation of the Company and its subsidiaries; (iv) professional fees connected with the proposed sale transaction and pursuit of the Wind-Up; and (v) Board-approved bonuses or similar payments to Company directors, management and employees which in an aggregate amount are estimated to equal approximately 5% of the proposed sale transaction proceeds. By end of first half 2007, the combined face value plus accumulated unpaid dividends that would otherwise be due to the preferred stockholders would be in aggregate approximately $325 million or $78.50 per share of Preferred Stock outstanding.
      On November 18, 2006, the Company and Preferred Representatives of holders of more than two-thirds of the Company’s outstanding shares of Preferred Stock agreed to an amendment to the Lock-Up and Voting Agreements pursuant to which holders of the Company’s Preferred Stock will receive $68 per share from Net Distributable Consideration (as defined in the amendment to the Lock-Up and Voting Agreements) of $420 million or less, plus one-half of any Net Distributable Consideration in excess of $420 million and less than $465 million, and plus twenty percent of any remaining Net Distributable Consideration in excess of $465 million, allocated equally among the shares of Preferred Stock. The balance of Net Distributable Consideration would be allocated equally among the outstanding common shares.
      As previously noted, the Offer Agreement was terminated on December 5, 2006 and, as a result, there is presently no transaction pending that would trigger the arrangements contemplated under the Lock-Up and Voting Agreements.

Magticom Dividend Distribution
      On October 18, 2006, Magticom issued a $33.33 million dividend to its shareholders of which $3.33 million was paid to the Georgian government, representing the required 10% withholding tax for dividend distributions to U.S. shareholders. International TC LLC received the $30.0 million dividend distribution and then repaid its loan obligations, principal and interest, to a wholly-owned subsidiary of MIG and Dr. Jokhtaberidze in the amount of $14.73 million and $14.67 million, respectively. The International TC LLC loan obligations, to its then members, originated in September 2005 when it acquired Western Wireless’ indirect 14.5% economic interest in Magticom. Furthermore, International TC LLC distributed the remaining $0.6 million to its members as a dividend, of which a wholly-owned subsidiary of MIG received $0.3 million.
2003 Restructuring
      In the first quarter of 2003, the Company embarked on an overall restructuring of its business interests and corporate operations (the “Restructuring”). Prior to that time, the Company owned interests in a diverse array of telephony, cable television and radio broadcasting businesses operating in Eastern Europe, Russia and Central Asia. Pursuant to the Restructuring, the Company focused its attentions on further development of Magticom and PeterStar; and undertook the gradual disposal of its interests in all other business ventures (“Non-Core Business Ventures”). The Company also substantially downsized its corporate support staff that worked in the U.S. and Europe. The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. At the beginning of the Restructuring, the Non-Core Business Ventures included nine cable television networks, twenty radio broadcasting stations and various telephony businesses located principally in Eastern Europe and other member states of the former Soviet Union. Cash proceeds from the sale of these Non-Core Business Ventures alleviated short-term corporate liquidity concerns and thus reduced the Company’s dependence upon cash distributions from Magticom and PeterStar, thereby enabling these business ventures to retain more cash for business development purposes. The concurrent substantial downsizing of corporate support personnel significantly decreased the Company’s use of corporate cash.
      The Restructuring of business interests and corporate operations was substantially completed by the end of the third quarter of 2004 with the sale of most of the Company’s remaining radio business ventures.

Liquidity

Internal Sources of Liquidity
      The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on the earnings of its business ventures and the distribution or other payment of these earnings to it to meet its long term corporate cash outlay requirements (the “Long Term Corporate Cash Outlay Requirements”), in addition to making any cash distributions to its stockholders. The Company’s Long Term Corporate Cash Outlay Requirements consist of cash outlays for its currently projected corporate overhead expenditure requirements and ordinary course funding of its Historic Corporate Liabilities (as defined below).
      The Company has legacy liabilities as a result of the Company’s prior U.S. based business operating activities, principally attributable to the business activities when the Company operated under the names of “The Actava Group, Inc.” and “Fuqua Industries, Inc.”, which include, but are not limited to, employee benefit obligations to former employees (pension obligations and provisions for medical and life insurance), current funding requirements associated with the settlement (in April 2006) of the Fuqua Industries, Inc. Shareholder Litigation (see Item 3. “Legal Proceedings — Fuqua Industries, Inc. Shareholder Litigation”), self-insurance reserves attributable to product liability and workers’ compensation claims and environmental claims (collectively, the “Historic Corporate Liabilities”).
      As of December 31, 2004 and October 31, 2006, the Company had $32.7 million and $16.8 million, respectively, of unrestricted corporate cash. The Company’s business ventures are separate legal entities that have no obligation to pay any amounts that the Company owes to third parties. With respect to certain of the Company’s business ventures, the voting power and veto rights of the Company’s business venture partners may limit the Company’s ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, the cash balances of these business ventures cannot be readily accessed to meet the Company’s corporate liquidity needs without the distribution of dividends following formal dividend declarations (which would also require minority shareholder approval at certain of the respective business ventures) to effect transfers to the Company.
      As of December 31, 2004 and July 31, 2005, PeterStar held $3.9 million and $9.7 million of cash, respectively, which was held in banks in the country of Russia. Pursuant to the definitive agreement that the Company executed in February 2005 associated with the PeterStar Sale, the Company agreed that it would not take actions as the majority shareholder in PeterStar to cause PeterStar to either distribute a dividend to its shareholders or repay any intercompany loans to the Company.
      In addition, as of December 31, 2004, Magticom had $28.4 million of cash, which was held in banks in Georgia. As of October 31, 2006, Magticom had $21.3 million of cash, of which $6.0 million was held in a U.S. bank and the remainder held in Georgian banks. As previously disclosed (see “— Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Magticom Ownership Activity — February 2005” above), the Company obtained the largest effective ownership interest in Magticom and gained the ability to exert operational oversight over Magticom in February 2005, including decisions related to the distribution of shareholder dividends.
      The Company projects that its current corporate cash reserves and anticipated continuing dividends from Magticom will be sufficient for the Company to meet, on a timely basis, its currently planned Long Term Corporate Cash Outlay Requirements. The Company intends to maintain minimal corporate cash balances in the future, since the Company believes that the Magticom cash reserves should be used for business development purposes in Georgia and the surrounding Central Asian region.

External Sources of Liquidity
      The Company has a complicated equity capital structure. For example, the Company’s Preferred Stock is trading at a substantial discount to its per share liquidation value. This condition limits the Company’s ability to access the capital markets or is a significant deterrent for the Company using its common stock as currency for business development purposes.
      During the past several years, the Company has relied upon cash receipts from the sale of certain of its noncore business ventures and, to a lesser extent, the repatriation of cash from business ventures; in the form of dividend distributions or the repayment of outstanding loans in order to meet its outstanding legal liabilities and obligations. Furthermore, during 2005 the Company relied upon a loan from its business partner in the Magticom business venture to enable the Company to meet its business development initiatives. Since the Company has monetized its interest in all but three business ventures, the Company must rely on dividends from its business ventures, cash on hand or outside financing as the principal source of funding for further business development. A material portion of projected dividends will be required to meet future corporate cash outlay requirements. Remaining funds may be insufficient to substantially expand present businesses or acquire additional businesses. This could result in eventual stagnation or erosion in the value of the Company’s underlying businesses (see Item 1A. “Risk Factors — The Company may face limitations or additional costs in securing funds for further business development”).
Restatement of Prior Year Financial Information
     2005 Restatement Work Effort
      The Company has restated its previously issued financial statements as of and for the years ended December 31, 2003 and 2002 to reflect correction of past accounting errors. In addition to the restatements reported in this Annual Report on Form 10-K, the Company has included (i) restated selected financial information for the years ended December 31, 2001 and 2000, and (ii) restated selected financial information for the quarterly periods corresponding to the quarters ended September 30, 2004 and 2003, June 30, 2004 and 2003, March 31, 2004 and 2003 and December 31, 2003. Financial information related to such periods within this Annual Report on Form 10-K also has been restated to reflect correction of the past accounting errors. The Company does not plan to file any other amendments to previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Certain of these restatements in respect of the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 will also be reported in Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005, and September 30, 2005 that have not yet been filed.
      The restatement of prior period financial statements was initially the result of the Company’s determination that it had historically misapplied its consolidation policy to Telcell Wireless, LLC (“Telcell”), an intermediate holding company that was formed in 1996 for the purpose of owning 49% of Magticom, which the Company had a 70.41% interest in and Western Wireless had the remaining 29.59% ownership interest, until September 2005. The Company reached this conclusion during its work effort associated with analyzing the accounting and disclosure consequences of the previously discussed February 2005 Magticom ownership restructuring (see “— Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Magticom Ownership Activity — February 2005” above). In summary, the Company prepared an evaluation of various rights granted to minority shareholders at each of the holding companies through which the Company held its interest in Magticom to determine the appropriate prospective accounting treatment of its ownership interest in Magticom. Such analysis included rights granted to Dr. George Jokhtaberidze, who owned, prior to June 1, 2006, 49.9% of the outstanding shares of International TC LLC and rights granted to Western Wireless through their ownership in Telcell.
      The Company concluded that the following rights granted to Western Wireless were substantive participating rights under the Consensus Guidance provided by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) as outlined in EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” (“EITF No. 96-16”).

•	The right to approve Magticom’s purchase, lease or other acquisitions of assets or properties in excess of $0.5 million, a dollar threshold amount deemed to represent an ordinary course business transaction of Magticom; and

•	The right to approve the budget of Magticom, which was Telcell’s sole asset.
      As the managing member of Telcell since its formation, the Company has actively managed Telcell’s investment in Magticom with only very limited direct participation by Western Wireless. Specifically, since early 2002, all matters arising in the ordinary course of Magticom’s business requiring Telcell’s shareholder review or approval were addressed and handled solely by the Company. Since that time, Western Wireless requested only the Company’s reports and assessments of Magticom plans, operations and performance; and it concurred without alteration and with very limited comment in all actions taken by the Company with respect to Magticom’s ordinary course activities. No representatives of Western Wireless traveled to Georgia or engaged with Magticom operating personnel since early 2002. Despite its extremely limited involvement in the actual operational affairs of Magticom, since Western Wireless legally held certain rights in governance of Telcell and Magticom which were deemed to be participatory, the Company has concluded that its use of the consolidation method of accounting, since Telcell’s formation in 1996, was not appropriate and that it should have followed equity method accounting treatment for Telcell.
      In the Company’s June 3, 2005 press release that announced its determination that it would need to restate its past financial results for the accounting error related to its historic accounting of its economic interest in Telcell, the Company also announced that it had determined that it had improperly accounted for the depreciation of fixed assets at certain business ventures that were treated as discontinued business components under the guidance of SFAS No. 144. As the Company indicated in its press release, the Company continued to recognize depreciation and amortization expense associated with the long-lived assets of these business ventures through the first quarter of 2004. The net effect of this error in accounting was as follows:

•	An understatement of “Income from discontinued components, net” by $1.0 million within the Company’s fourth quarter 2003 consolidated statement of operations;

•	An understatement of “Income from discontinued components, net” by $0.2 million within the Company’s first quarter 2004 consolidated statement of operations; and

•	An overstatement of “Income from discontinued components, net” by $1.2 million within the Company’s third quarter 2004 consolidated statement of operations.
      Upon identifying and correcting the above identified accounting errors, the Company undertook a process to determine that no further adjustments or disclosures were required to the financial statements as of and for the three year period ended December 31, 2004. Accordingly, the following is a summary of additional procedures performed:

•	A detailed accounting analysis was performed to verify that the Company had correctly applied its consolidation policy to other legal entities (in excess of seventy legal entities) that it had consolidated during the five year period ended December 31, 2004. This work effort involved:

—	A review by the Company’s General Counsel of each legal entity’s organizational and governance documents (charter, by-laws, articles of incorporation, etc.) followed by a review by finance personnel of the rights afforded to minority shareholders as outlined by EITF No. 96-16 for all previously consolidated entities; and

—	A review by finance personnel to determine whether the Company is a primary beneficiary, as defined pursuant to FIN No. 46R, of any of its business ventures. The Company’s accounting policy stipulates that, if the Company is deemed the primary beneficiary of a variable interest entity, the Company should follow consolidation method of accounting for such business venture under the guidelines of FIN No. 46R. The Company adopted FIN No. 46R as of March 31, 2004;

•	Management reviewed all business ventures that had been historically presented as a discontinued business component, pursuant to SFAS No. 144, to ensure that depreciation and amortization was not recorded subsequent to the time period that the respective business ventures met the criteria of SFAS No. 144; and

•	Management reviewed all past unadjusted accounting differences which were not recorded in previous accounting periods, since in each case and in the aggregate, the dollar amount of those past errors were not deemed material to those past consolidated financial statements, to determine whether the respective accounting adjustment should be recorded as a part of this restatement process.
      Upon completion of the above procedures, the Company concluded that the following legal entities were incorrectly accounted for following the “consolidation method of accounting” for one or more accounting periods: AS Trio LSL, Sun TV, Roscomm Limited, JV Technopark and Teleport TP. The following is a summary of key facts that support the Company’s current accounting position with regard to the aforementioned legal entities:

1. The Company analyzed rights granted to each minority shareholder under the charter and/or other governing documents for AS Trio LSL using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in AS Trio LSL was incorrect for the period September 2001 through June 2002. Such conclusion was reached as a result of the minority shareholder’s rights to:

•	approve the appointment of the general director of AS Trio LSL;

•	approve the issuance of ordinary dividends of AS Trio LSL;

•	approve the salaries of the general director of AS Trio LSL; and

•	approve the termination of council (board) members of AS Trio LSL.

Such rights were granted under the original charter; however, the Company was unable to cause AS Trio LSL to amend its original charter after the Company increased its ownership interest in AS Trio LSL to 50.24% in September 2001 until June 2002, concurrent with an additional increase in the Company’s ownership interest in AS Trio LSL to an aggregate holding of 67.02%. Such amendment allowed the prospective consolidation of AS Trio LSL from June 2002 through the date of its disposal in September 2004 since the minority shareholder rights were amended to be only “protective rights”;

2. The Company analyzed rights granted to each minority shareholder under the charter and/or other governing documents for Sun TV using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in Sun TV was incorrect for the period beginning January 2001 through May 2003. Such conclusion was reached as a result of the minority shareholder’s rights to:

•	approve dividends declared by Sun TV;

•	approve the appointment of the general manager of Sun TV;

•	approve the election of the executive body of Sun TV;

•	approve the salaries of the administration counsel of Sun TV; and

•	approve the termination of employees of Sun TV.

Such rights were granted under the original charter; however, the Company was unable to cause Sun TV to amend its original charter after the Company increased its ownership interest in Sun TV to 90.93% in June 2000 until May 2003, concurrent with a reorganization of the shareholdings in Sun TV, whereby the Company’s ownership interest decreased to 65%. Such amendment allowed the prospective consolidation of Sun TV from May 2003 through the date of its disposal in November 2003, since the minority shareholder rights were amended to be only “protective rights”;

3. Roscomm Limited was a holding company with its sole asset being its 10% interest in Teleport TP. The Company analyzed rights granted to the minority shareholders under the charter and/or other governing documents for Roscomm Limited using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in Roscomm Limited was incorrect for the period September 30, 1999 through March 31, 2002. Such conclusion was reached as a result of the Company’s inability during that period to control the appointment or termination of the sole director of Roscomm Limited;

4. JV Technopark was a holding company with its primary asset being its 7.5% interest in Teleport TP. The Company analyzed rights granted to the minority shareholders under the charter and/or other governing documents for JV Technopark using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in JV Technopark was incorrect for the period September 30, 1999 through March 31, 2002. Such conclusion was reached as a result of the minority shareholders’ rights to:

•	control the election and termination of the chairman of the board, who was also the general director of JV Technopark; and

•	approve the dividends declared by JV Technopark; and

5. The Company had ownership rights to 49.94% of Teleport TP and had previously presumed that it had controlled voting rights to 56.0% of the shares of Teleport TP. However, as a result of the conclusions reached in items 3 and 4 above, the Company only controlled voting rights to 38.5% of the outstanding shares of Teleport TP; thus, the Company would not have had control as defined by Accounting Research Bulletin No. 51, Consolidated Financial Statements.

Furthermore, the Company analyzed rights granted to each minority shareholder under the original charter and/or other governing documents for Teleport TP using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company also concluded that it would be unable to consolidate the results of Teleport TP for the period from September 30, 1999 through March 31, 2002. The Company’s analysis indicated that minority shareholder’s had the right to approve assets purchased by Teleport TP in excess of $0.1 million, a dollar threshold amount deemed to represent an ordinary course business transaction of Teleport TP. Teleport TP became a subsidiary of the Company on September 30, 1999, as a result of the acquisition of PLD Telekom, Inc. (“PLD”) by the Company. Teleport TP was formed in 1992 and its charter was never amended with respect to minority shareholder rights. At the time of the acquisition of PLD, PLD had followed the consolidation method of accounting for its interest in Teleport TP. Further, in response to questions from the United States Securities and Exchange Commission (“SEC”) in 1999 associated with their review of the 1999 merger proxy statement regarding the Company’s pending acquisition of PLD, the Company informed the SEC that PLD management believed that the consolidation method of accounting was appropriate for Teleport TP using the consensus guidance provided by EITF No. 96-16.

The Company ceased consolidation of Teleport TP as of March 31, 2002 as a result of the dispute with the sole director of Roscomm Limited. However, in light of the rights provided to minority shareholders at Roscomm Limited and rights granted to minority shareholders at JV Technopark and the Company’s understanding of the guidance contained within EITF No. 96-16, the Company has concluded that upon the consummation of the acquisition of PLD, that it should have followed the equity method of accounting.
      As stated previously, the Company identified certain errors in its consolidated financial statements prior to filing its financial statements for the year ended December 31, 2004 and determined that it would restate its previous financial results to correct such errors. Those accounting errors are grouped into the following categories: “Consolidation Adjustments” and “Other Accounting Adjustments”, which consist of “Accounting errors that had been made in its past financial statements and have been adjusted to the accumulated deficit as of January 1, 2002” and “Accounting errors that had been made in its financial statements as of and for the two year period ended December 31, 2003”.

      The effects of the adjustments for the accounting errors described above on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets are summarized in the following financial results tables (in 000’s), except per share amounts:

	Year Ended
	December 31, 2003

		Adjustments

			Other
	Originally	Consolidation	Accounting
	Reported	Adjustments (1)	Adjustments (3)	Restated

Revenues	$73,121	$—	$(92)	$73,029
Cost of services (exclusive of depreciation and amortization)	23,621	—	(78)	23,543
Selling, general and administrative	46,390	(193)	(492)	45,705
Depreciation and amortization	21,093	—	(51)	21,042
Asset impairment charges	—	—	—	—

Operating (loss) income	(17,983)	193	529	(17,261)
Other income (expense):
Equity in income (losses) of unconsolidated investees	14,298	(4,602)	(238)	9,458
Interest expense, net	(17,869)	—	5	(17,864)
Foreign currency (loss)	(518)	—	—	(518)
Gain on retirement of debt	24,582	—	—	24,582
Gain on disposition of equity investee business ventures, net	12,762	—	580	13,342
Other (expense) income, net	(194)	—	99	(95)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	15,078	(4,409)	975	11,644
Income tax expense	(5,945)	—	(572)	(6,517)
Minority interest	(8,995)	4,409	34	(4,552)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	138	—	437	575
Income from discontinued components	8,306	—	1,960	10,266
Cumulative effect of changes in accounting principles	2,012	—	11	2,023

Net income	10,456	—	2,408	12,864
Cumulative convertible preferred stock dividend requirement	(17,487)	—	—	(17,487)

Net (loss) income attributable to common stockholders	$(7,031)	$—	$2,408	$(4,623)

(Loss) income per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.18)	$—	$—	$(0.18)
Discontinued components	0.09	—	0.02	0.11
Cumulative effect of changes in accounting principles	0.02	—	—	0.02

Net (loss) income per common share attributable to common stockholders	$(0.07)	$—	$0.02	$(0.05)

	December 31, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (3)	Restated

Current assets:
Cash and cash equivalents	$26,925	$—	$—	$26,925
Accounts receivable, net	5,915	—	—	5,915
Prepaid expenses and other assets	6,472	—	(454)	6,018
Current assets of discontinued components	5,559	—	21,220	26,779
Business ventures held for sale		—	536	536

Total current assets	44,871	—	21,302	66,173
Property, plant and equipment, net	86,297	—	(200)	86,097
Investments in and advances to business ventures	34,707	(10,295)	449	24,861
Goodwill	27,540	—	441	27,981
Intangible assets, net	7,853	—	46	7,899
Other assets	5,077	—	534	5,611
Noncurrent assets of discontinued components	20,085	—	(20,085)	—
Business ventures held for sale	536	—	(536)	—

Total assets	$226,966	$(10,295)	$1,951	$218,622

Current liabilities:
Accounts payable	$4,085	$—	$—	$4,085
Accrued expenses	24,917	—	(1,659)	23,258
Current portions of long term debt	1,376	—	—	1,376
Current liabilities of discontinued components	6,211	—	1,352	7,563

Total current liabilities	36,589	—	(307)	36,282
Long term debt, less current portion	153,383	—	—	153,383
Deferred income taxes	9,426	—	—	9,426
Other long term liabilities	7,632	—	—	7,632
Long term liabilities of discontinued components	376	—	(376)	—

Total liabilities	207,406	—	(683)	206,723
Minority interest	32,715	(10,295)	(58)	22,362
Stockholders’ deficiency:
7 1/4% Cumulative Convertible Preferred Stock	207,000	—	—	207,000
Common Stock, $0.01 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	940	—	—	940
Paid in surplus	1,195,864	—	—	1,195,864
Accumulated deficit (2)	(1,403,898)	—	2,452	(1,401,446)
Accumulated other comprehensive loss	(13,061)	—	240	(12,821)

Total stockholders’ deficiency	(13,155)	—	2,692	(10,463)

Total liabilities and stockholders’ deficiency	$226,966	$(10,295)	$1,951	$218,622

	Year Ended
	December 31, 2002

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (3)	Restated

Revenues	$65,112	$—	$92	$65,204
Cost of services (exclusive of depreciation and amortization)	19,229	—	129	19,358
Selling, general and administrative	47,459	—	(724)	46,735
Depreciation and amortization	21,486	—	(1,099)	20,387
Asset impairment charges	6,728	—	655	7,383

Operating (loss) income	(29,790)	—	1,131	(28,659)
Other income (expense):
Equity in losses of unconsolidated investees	(21,908)	(1,655)	(227)	(23,790)
Interest expense, net	(20,884)	—	(166)	(21,050)
Foreign currency gain	473	—	—	473
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	5,675	—	198	5,873
Other (expense) income, net	(23)	—	370	347

(Loss) income before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(66,457)	(1,655)	1,306	(66,806)
Income tax expense	(776)	—	(475)	(1,251)
Minority interest	(4,537)	1,713	24	(2,800)

(Loss) income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(71,770)	58	855	(70,857)
Loss from discontinued components	(35,578)	(58)	(633)	(36,269)
Cumulative effect of changes in accounting principles	(1,127)	—	—	(1,127)

Net (loss) income	(108,475)	—	222	(108,253)
Cumulative convertible preferred stock dividend requirement	(16,274)	—	—	(16,274)

Net (loss) income attributable to common stockholders	$(124,749)	$—	$222	$(124,527)

(Loss) income per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.94)	$—	$0.01	$(0.93)
Discontinued components	(0.38)	—	—	(0.38)
Cumulative effect of changes in accounting principles	(0.01)	—	—	(0.01)

Net loss per common share attributable to common stockholders	$(1.33)	$—	$0.01	$(1.32)

Notes to Year Ended financial results tables:
      (1) The following adjustments reflect the effects of correcting for the improper consolidation of certain legal entities (including Telcell, which held an equity interest in Magticom).

a. Decrease of $10,295,000 to the Company’s “investments in and advances to business ventures” and a corresponding decrease in “minority interest” on the Consolidated Balance Sheet as of December 31, 2003;

b. Decrease in “selling, general and administrative expenses” of $193,000, a decrease in “equity in income of unconsolidated investees” of $4,602,000 and a decrease in “minority interest” expense of $4,409,000 for the year ended December 31, 2003;

c. Increase of $1,655,000 to “equity in losses of unconsolidated investees”, a decrease of $1,713,000 in “minority interest” expense and an increase of $58,000 in “loss from discontinued components” for the year ended December 31, 2002.
      (2) The following adjustments reflect the effects of correcting the accounting errors that had been made in the Company’s past financial statements and have been reflected as a net adjustment of $178,000 to increase accumulated deficit as of January 1, 2002:

a. The Company failed to accrue interest income of $33,000 earned on a deposit placed with a professional service provider for periods prior to December 31, 2001. The Company recognized an increase in its “other assets” and a corresponding decrease in “accumulated deficit” as of January 1, 2002;

b. The Company identified certain selling, general and administrative items that should not have been recognized and accrued as of December 31, 2001. Such amounts resulted in the Company recognizing a decrease in “accrued expenses” of $200,000 and a corresponding decrease to its “accumulated deficit” as of January 1, 2002;

c. The Company recognized the write off of an uncollectible loan in the year ended December 31, 2002. Such loan should have been written-off to expense in the year ended December 31, 2001. Accordingly, the Company has recognized a decrease in “prepaid expenses and other assets” of $146,000 and a corresponding increase to its “accumulated deficit” as of January 1, 2002;

d. The Company identified that certain of its business ventures accounted for on the equity method of accounting failed to recognize certain expenses or recognized excess expenses. Such adjustments resulted in the Company recognizing a net increase to its “investments in and advances to business ventures” of $38,000, a net decrease of $112,000 to its “business ventures held for sale” and a corresponding increase of $74,000 to its “accumulated deficit” as of January 1, 2002;

e. The Company failed to recognize certain expenses and translated certain expenses improperly when translating from the functional currency into the U.S. dollar reporting currency for certain discontinued business components. Such adjustments resulted in a decrease of $13,000 to “assets of discontinued components”, an increase of $165,000 to “current liabilities of discontinued components”, a decrease in “accumulated other comprehensive loss” of $13,000 and a corresponding increase of $191,000 to “accumulated deficit” as of January 1, 2002; and

f. The Company identified that it had erroneously included unrecognized net actuarial losses when recognizing its liability for the Company’s post retirement medical benefit plan. The Company recognized a decrease in “other long-term liabilities” of $365,000 and a corresponding decrease in “accumulated other comprehensive loss” as of January 1, 2002.
      (3) The following adjustments reflect the effects of correcting the accounting errors that had been made in the Company’s financial statements as of and for the two year period ended December 31, 2003:

a. The Company failed to appropriately calculate its deferred revenue in accordance with the Company’s revenue recognition policy for the Ayety business venture. As a result, the Company has increased “revenues” by $92,000 for the year ended December 31, 2002 and recognized a corresponding decrease in “revenues” of $92,000 for the year ended December 31, 2003;

b. The Company did not follow its accounting policy when deferring installation costs for services performed as of December 31, 2002 for the PeterStar business venture. Such ratio was corrected during 2003. Accordingly, the Company has increased its “cost of services” and increased its “deferred revenues” by $108,000 as of and for the year ended December 31, 2002. The Company recognized a corresponding decrease to “cost of services” for the year ended December 31, 2003;

c. The Company identified certain cost of service items that should have been recognized and accrued in different accounting periods for the Ayety business venture. Such amounts resulted in the Company recognizing a decrease in “cost of services” of $17,000 for the year ended December 31, 2002 and a corresponding increase in “cost of services” of $17,000 for the year ended December 31, 2003;

d. The Company failed to correctly accrue vacation pay for employees at its PeterStar business venture. As a result, the Company increased its “cost of services” and increased its “accrued expenses” by $6,000 as of and for the year ended December 31, 2003;

e. The Company identified certain selling, general and administrative items that should have been recognized and accrued in different accounting periods. Such amounts resulted in the Company recognizing a decrease in “selling, general and administrative” expenses of $221,000 and $132,000 for the years ended December 31, 2002 and 2003, respectively and an increase of $40,000 in “gain on disposition of equity business ventures” for the year ended December 31, 2003. The net effect of these adjustments resulted in an increase of $38,000 to “prepaid expenses and other assets” and a decrease of $355,000 to “accrued expenses” as of December 31, 2003. When combined with the effects of similar adjustments made prior to January 1, 2002 that have a continuing impact, the net adjustment to the balance sheet at December 31, 2003 is an increase of $38,000 to “prepaid expenses and other assets” and a decrease of $555,000 to “accrued expenses”;

f. As noted previously in (2)(c.) above, the Company recognized the write off of an uncollectible loan in the year ended December 31, 2002. Such loan should have been written-off to expense in the year ended December 31, 2001. Accordingly, the Company has recognized a decrease in “selling general and administrative” expenses of $146,000 for the year ended December 31, 2002;

g. The Company improperly capitalized certain repair costs as fixed asset acquisitions during the year ended December 31, 2003 for the PeterStar business venture. As a result, the Company recognized an increase in “selling, general and administrative” expenses of $209,000 for the year ended December 31, 2003 and a corresponding decrease in “property, plant and equipment” as of December 31, 2003;

h. The Company recognized depreciation expense at its Ayety business venture in excess of the amount based upon the estimated economic lives for certain network assets. As a result, the Company recognized a reduction of “depreciation” expense of $1,096,000 for the year ended December 31, 2002. For the year ended December 31, 2002, the Company recognized an impairment charge to reduce the fixed assets of Ayety to their estimated fair value. As a result of the adjustment to depreciation expense, the Company has recognized a corresponding increase to its “asset impairment” expense of $1,096,000 for the year ended December 31, 2002;

i. The Company improperly amortized indefinite lived intangible assets at its PeterStar business venture. The correction of such amortization resulted in a reduction to “amortization expense” of $3,000 and $51,000 for the years ended December 31, 2002 and 2003, respectively. The Company recognized a corresponding increase to intangible assets for each affected period;

j. The Company determined that during the year ended December 31, 2002 it had improperly recognized an impairment charge of $441,000 related to goodwill attributable to its investment in its PeterStar business venture. The Company has corrected such expense, which resulted in a reduction of “asset impairment” expense of $441,000 for the year ended December 31, 2002 and a corresponding increase in “goodwill” as of December 31, 2002 and all subsequent periods;

k. Certain of the Company’s business ventures accounted for on the equity method of accounting failed to recognize certain expenses and/or revenues in the appropriate accounting periods. Such adjustments resulted in the Company recognizing a net increase to its “equity in losses of unconsolidated investees” of $227,000 for the year ended December 31, 2002. In addition, such adjustments resulted in the Company recognizing a net decrease to “equity in income of unconsolidated investees” of $238,000 for the year ended December 31, 2003. As a result of these adjustments, upon disposition of the relevant entities, the Company recognized an increase in “gains of disposition of equity investee business ventures” of $198,000 and $540,000 for the years ended December 31, 2002 and 2003, respectively. The net effect of these adjustments resulted in an increase of $161,000 to “investments in and advances to business ventures” and an increase of $112,000 to “business ventures held for sale (noncurrent)” as of December 31, 2003. When combined with the effects of similar adjustments made prior to January 1, 2002 that have a continuing impact, the net adjustment to the balance sheet at December 31, 2003 is an increase of $199,000 to “investments in and advances to business ventures”;

l. As noted previously in (2)(a.)above, the Company failed to accrue interest income of $5,000 earned on a deposit placed with a professional service provider for the years ended December 31, 2002 and 2003. The correction of such error resulted in the Company recognizing an additional $5,000 “interest income” in each of the periods and a corresponding increase in “other assets” as of December 31, 2002 and 2003;

m. As a result of adjustments recognized at legal entities in which there was a minority shareholder, the Company recognized a decrease in “minority interest” expense of $24,000 and $34,000 for the years ended December 31, 2002 and 2003, respectively and a corresponding decrease of $58,000 in “minority interest” as of December 31, 2003;

n. As a result of net pre-tax adjustments recognized, the Company recognized a decrease in “income tax” expense of $43,000 and $89,000 for the years ended December 31, 2002 and 2003, respectively and a corresponding decrease of $132,000 in “accrued expenses” as of December 31, 2003;

o. The Company failed to recognize certain expenses and failed to translate certain expenses properly when translating from their functional currency into the U.S. dollar reporting currency for certain discontinued business components. In addition, as previously noted, the Company failed to cease recognition of depreciation expense for certain of these businesses upon their classification as a discontinued business component. The recognition of such adjustments resulted in an increase in the “loss from discontinued components” of $633,000 for the year ended December 31, 2002 and an increase in “income from discontinued components” of $1,960,000 for the year ended December 31, 2003. The net effect of these adjustments resulted in an increase of $31,000 to “current assets of discontinued components”, an increase of $1,117,000 to “noncurrent assets of discontinued components”, a decrease of $166,000 to “current liabilities of discontinued components” and an increase of $13,000 to “accumulated other comprehensive loss” as of December 31, 2003. When combined with the effects of similar adjustments made prior to January 1, 2002 that have a continuing impact, the net adjustment to the balance sheet at December 31, 2003 is an increase of $18,000 to “current assets of discontinued components” and an increase of $1,117,000 to “noncurrent assets of discontinued components”;

p. Due to adjustments recognized at business ventures previously recognized on a three-month reporting lag, the Company recognized an increase of $11,000 in the “cumulative effect of a change in accounting principle” and the “investments in and advances to business ventures” for the year ended December 31, 2003;

q. As noted previously in (2)(f.) above, the Company identified that it had erroneously included unrecognized net actuarial losses when recognizing its liability for the Company’s post retirement medical benefit plan. The Company recognized a decrease in “other long-term liabilities” of $367,000 and a corresponding decrease in “accumulated other comprehensive loss” as of December 31, 2003.

r. In addition to the items discussed above, the Company has reclassified certain items on the Consolidated Balance Sheet, including reclassification of all assets and liabilities of discontinued components to current, to be consistent with current period presentation and recognized the foreign currency translation adjustments of the above items. Such reclassifications resulted in a decrease of $492,000 to “prepaid expenses and other assets”, an increase of $21,202,000 to “current assets of discontinued components”, an increase of $536,000 to “business ventures held for sale” (current), an increase of $9,000 to “property, plant and equipment”, an increase of $240,000 to “investments in and advances to business ventures”, a decrease of $9,000 to “intangible assets”, an increase of $492,000 to “other assets”, a decrease of $21,202,000 to “long-term assets of discontinued components”, a decrease of $536,000 to “business ventures held for sale” (long-term), a decrease of $977,000 to “current liabilities”, an increase of $1,353,000 to “current liabilities of discontinued components”, a decrease of $376,000 to “long term liabilities of discontinued components”, and a decrease of $240,000 in “accumulated other comprehensive loss” as of December 31, 2003. In addition, the Company classified items in the Consolidated Statement of Operations to be consistent with current presentation. Such reclassifications resulted in an increase of $7,000 to “cost of services”, a decrease of $569,000 in “selling, general and administrative” expenses, a decrease of $99,000 in “other non-operating expense”, an increase of $661,000 in “income tax expense” for the year ended December 31, 2003; and

s. The Company has reclassified certain items to be consistent with current period presentation. Such reclassifications resulted in an increase of $38,000 to “cost of services”, a $357,000 decrease in “selling, general and administrative expenses”, a $171,000 increase in “interest expense”, a $370,000 decrease in “other non-operating expenses” and a $518,000 increase to “income tax expense” for the year ended December 31, 2002.

      The effects of the adjustments for the accounting errors described above on the Company’s Consolidated Statements of Cash Flows are summarized in the following tables (in 000’s):

	Year Ended December 31, 2003

		Adjustments

		Consolidation and
	Originally	Reclassification	Other Accounting
	Reported	Adjustments(1)	Adjustments(2)	Restated

Operating activities:
Net income	$10,456	$—	$2,408	$12,864
(Income) loss from discontinued components	(8,306)	8,306	—

Income from continuing operations	2,150	8,306	2,408
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	(14,298)	4,602	238	(9,458)
Dividends and interest received from unconsolidated investees	—	8,306	—	8,306
Depreciation and amortization	21,093	—	(51)	21,042
Depreciation and amortization of discontinued components	—	3,939	(1,117)	2,822
Minority interest	8,995	(4,409)	(34)	4,552
Deferred income tax benefit	—	(362)	—	(362)
Gain on retirement of debt	(24,582)	—	—	(24,582)
Gain on disposition of equity investee business ventures, net	(12,762)	—	(580)	(13,342)
Gain on disposition of discontinued components, net	—	(9,682)	(644)	(10,326)
Asset impairment charges	—	—	—	—
Asset impairment charges of discontinued components	—	1,250	(119)	1,131
Accretion of debt discount	—	—	—	—
Cumulative effect of changes in accounting principles	(2,012)	—	(11)	(2,023)
Cumulative effect of changes in accounting principles of discontinued components	—	(503)	—	(503)
Changes in:
Accounts receivable	(664)	—	92	(572)
Prepaid expenses and other assets	—	5,361	(407)	4,954
Accounts payable and accrued expenses	(426)	193	(932)	(1,165)
Other long-term assets and liabilities, net	3,042	(4,999)	51	(1,906)
Net change in operating assets and liabilities of discontinued components	—	558	897	1,455

Cash used in operating activities	(19,464)	12,560	(209)	(7,113)
Investing activities:
Loan principal repayment received from unconsolidated investees	12,287	(12,287)	—	—
Additions to property, plant and equipment	(16,447)	—	209	(16,238)
Additions to property, plant and equipment of discontinued components	—	(2,559)	—	(2,559)
Business acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of business ventures, net	16,885	2,920	—	19,805
Proceeds from sale of discontinued components, net	—	14,174	—	14,174
Investments in discontinued components, net of distributions	—	(1,750)	—	(1,750)
Other investing activities, net	438	265	—	703

Cash provided by investing activities	13,163	763	209	14,135
Financing activities:
Dividends paid to minority interests	(7,664)	3,595	—	(4,069)
Payments on debt and capital leases	(2,297)	—	—	(2,297)
Borrowings under debt and capital leases	—	—	—	—
Payments on debt and capital leases of discontinued components, net	—	—	—	—

Cash (used in) provided by financing activities	(9,961)	3,595	—	(6,366)
Cash provided by (used in) discontinued components, net	16,336	(16,336)	—	—
Effect of exchange rate changes on cash	384	—	—	384
Net (increase) decrease in cash of discontinued components	—	(582)	—	(582)

Net increase in cash and cash equivalents	458	—	—	458
Cash and cash equivalents at beginning of year	26,467	—	—	26,467

Cash and cash equivalents at end of year	$26,925	$—	$—	$26,925

	Year Ended December 31, 2002

		Adjustments

		Consolidation and
	Originally	Reclassification	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Operating activities:
Net loss	$(108,475)	$—	$222	$(108,253)
(Income) loss from discontinued components	35,578	(35,578)	—

(Loss) income from continuing operations	(72,897)	(35,578)	222
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	21,908	1,655	227	23,790
Dividends and interest received from unconsolidated investees	—	2,216	—	2,216
Depreciation and amortization	21,486	—	(1,099)	20,387
Depreciation and amortization of discontinued components	—	11,045	135	11,180
Minority interest	4,537	(1,713)	(24)	2,800
Deferred income tax expense	—	411	—	411
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	(5,675)	—	(198)	(5,873)
Loss on disposition of discontinued components, net	—	8,991	—	8,991
Asset impairment charges	6,728	—	655	7,383
Asset impairment charges of discontinued components	—	5,907	—	5,907
Accretion of debt discount	5,253	—	—	5,253
Cumulative effect of changes in accounting principles	1,127	—	—	1,127
Cumulative effect of changes in accounting principles of discontinued components	—	13,570	—	13,570
Changes in:
Accounts receivable	238	—	(92)	146
Prepaid expenses and other assets	—	(3,378)	715	(2,663)
Accounts payable and accrued expenses	(8,206)	4,485	(486)	(4,207)
Other long-term assets and liabilities, net	141	2,753	(553)	2,341
Net change in operating assets and liabilities of discontinued components	—	13,719	498	14,217

Cash used in operating activities	(25,360)	24,083	—	(1,277)
Investing activities:
Loan principal repayment received from unconsolidated investees	3,055	(2,216)	—	839
Additions to property, plant and equipment	(13,694)	—	—	(13,694)
Additions to property, plant and equipment of discontinued components	—	(6,157)	—	(6,157)
Business acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of business ventures, net	11,234	—	—	11,234
Proceeds from sale of discontinued components, net	—	22,800	—	22,800
Distributions from discontinued components, net of investments	—	(266)	—	(266)
Other investing activities, net	(1,221)	—	—	(1,221)

Cash (used in) provided by investing activities	(626)	14,161	—	13,535
Financing activities:
Dividends paid to minority interests	(3,392)	—	—	(3,392)
Payments on debt and capital leases	(846)	—	—	(846)
Borrowings under debt and capital leases	4,868	—	—	4,868
Payments on debt and capital leases of discontinued components, net	—	(11,482)	—	(11,482)

Cash (used in) provided by financing activities	630	(11,482)	—	(10,852)
Cash provided by (used in) discontinued components, net	27,764	(27,764)	—	—
Effect of exchange rate changes on cash	—	—	—	—
Net (increase) decrease in cash of discontinued components	—	1,002	—	1,002

Net increase in cash and cash equivalents	2,408	—	—	2,408
Cash and cash equivalents at beginning of year	24,059	—	—	24,059

Cash and cash equivalents at end of year	$26,467	$—	$—	$26,467

Notes to annual cash flows tables:
      1. The adjustments included in the consolidation and reclassification adjustments reflect the effects of correcting for the erroneous consolidation of certain legal entities (principally Telcell). The Company has separately disclosed the changes in prepaid expenses and other assets, which were previously netted against other long-term assets and liabilities. In addition, the Company has in all periods restated the cash flows to include “dividends and interest received from unconsolidated investees” as an operating activity, which in prior periods were included with “loan principal repayment received from unconsolidated investees” as a combined amount of “distribution from business ventures” within the investing activities. Lastly, the Company has in all periods presented separately disclosed the operating, investing and financing portions of the cash flow attributable to its discontinued components, which in prior periods were reported on a combined basis as a single amount.
      2. The adjustments to the previously discussed year end financial results also resulted in reclassifications of cash used within operating activities for the respective years, except for the improper capitalization of certain repair costs during the year ended December 31, 2003, which resulted in an increase in cash used in operating activities of $209,000 and an increase in cash provided by investing activities.

      The effects of the adjustments for the accounting errors described above on the Company’s Condensed Consolidated Quarterly Statements of Operations are summarized in the following financial results tables (in 000’s), except per share amounts:

	Three Months Ended
	September 30, 2004

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Revenues	$20,040	$—	$—	$20,040
Cost of services (exclusive of depreciation and amortization)	6,913	—	—	6,913
Selling, general and administrative	6,471	—	(27)	6,444
Depreciation and amortization	5,693	—	(6)	5,687
Asset impairment charges	—	—	—	—

Operating loss	963	—	33	996
Other income (expense):
Equity in income (losses) of unconsolidated investees	6,811	(1,923)	(38)	4,850
Interest expense, net	(4,076)	(94)	—	(4,170)
Foreign currency (loss) gain	(292)	—	—	(292)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	(80)	—	—	(80)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	3,326	(2,017)	(5)	1,304
Income tax expense	(1,164)	—	15	(1,149)
Minority interest	(3,192)	2,017	(10)	(1,185)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(1,030)	—	—	(1,030)
Income (loss) from discontinued components	928	—	(1,287)	(359)
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	(102)	—	(1,287)	(1,389)
Cumulative convertible preferred stock dividend requirement	(4,739)	—	—	(4,739)

Net (loss) income attributable to common stockholders	$(4,841)	$—	$(1,287)	$(6,128)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.06)	$—	$—	$(0.06)
Discontinued components	0.01	—	(0.02)	(0.01)
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.05)	$—	$(0.02)	$(0.07)

	Three Months Ended
	June 30, 2004

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Revenues	$19,312	$—	$—	$19,312
Cost of services (exclusive of depreciation and amortization)	5,741	—	—	5,741
Selling, general and administrative	8,326	—	(13)	8,313
Depreciation and amortization	6,004	—	(6)	5,998
Asset impairment charges	—	—	—	—

Operating loss	(759)	—	19	(740)
Other income (expense):
Equity in income (losses) of unconsolidated investees	5,804	(2,791)	(34)	2,979
Interest expense, net	(3,860)	—	—	(3,860)
Foreign currency (loss) gain	504	—	—	504
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	91	—	—	91

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	1,780	(2,791)	(15)	(1,026)
Income tax expense	(3,116)	1,525	4	(1,587)
Minority interest	(2,226)	1,266	(3)	(963)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(3,562)	—	(14)	(3,576)
Income (loss) from discontinued components	518	—	(11)	507
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	(3,044)	—	(25)	(3,069)
Cumulative convertible preferred stock dividend requirement	(4,654)	—	—	(4,654)

Net (loss) income attributable to common stockholders	$(7,698)	$—	$(25)	$(7,723)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.09)	$—	$—	$(0.09)
Discontinued components	0.01	—	—	0.01
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.08)	$—	$—	$(0.08)

	Three Months Ended
	March 31, 2004

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Revenues	$18,563	$—	$—	$18,563
Cost of services (exclusive of depreciation and amortization)	6,004	—	(6)	5,998
Selling, general and administrative	7,669	(381)	545	7,833
Depreciation and amortization	5,685	—	(33)	5,652
Asset impairment charges	—	—	—	—

Operating loss	(795)	381	(506)	(920)
Other income (expense):
Equity in income (losses) of unconsolidated investees	4,170	(1,502)	193	2,861
Interest expense, net	(4,016)	—	4	(4,012)
Foreign currency (loss) gain	(577)	—	—	(577)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	(125)	—	—	(125)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(1,343)	(1,121)	(309)	(2,773)
Income tax expense	(325)	—	(683)	(1,008)
Minority interest	(1,916)	1,121	(33)	(828)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(3,584)	—	(1,025)	(4,609)
Income (loss) from discontinued components	6,310	—	163	6,473
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	2,726	—	(862)	1,864
Cumulative convertible preferred stock dividend requirement	(4,572)	—	—	(4,572)

Net (loss) income attributable to common stockholders	$(1,846)	$—	$(862)	$(2,708)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.09)	$—	$(0.01)	$(0.10)
Discontinued components	0.07	—	—	0.07
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.02)	$—	$(0.01)	$(0.03)

	Three Months Ended
	December 31, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported (3)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$20,032	$—	$—	$20,032
Cost of services (exclusive of depreciation and amortization)	6,607	—	—	6,607
Selling, general and administrative	10,358	(57)	116	10,417
Depreciation and amortization	5,838	—	—	5,838
Asset impairment charges	—	—	—	—

Operating loss	(2,771)	57	(116)	(2,830)
Other income (expense):
Equity in income (losses) of unconsolidated investees	3,881	(1,503)	(46)	2,332
Interest expense, net	(4,114)	—	—	(4,114)
Foreign currency (loss) gain	(52)	—	—	(52)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	731	—	—	731
Other income (expense), net	(199)	—	99	(100)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(2,524)	(1,446)	(63)	(4,033)
Income tax expense	(1,303)	(57)	(190)	(1,550)
Minority interest	(2,665)	1,503	—	(1,162)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(6,492)	—	(253)	(6,745)
Income (loss) from discontinued components	55	—	1,302	1,357
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	(6,437)	—	1,049	(5,388)
Cumulative convertible preferred stock dividend requirement	(4,490)	—	—	(4,490)

Net (loss) income attributable to common stockholders	$(10,927)	$—	$1,049	$(9,878)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.12)	$—	$—	$(0.12)
Discontinued components	—	—	0.01	0.01
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.12)	$—	$0.01	$(0.11)

	Three Months Ended
	September 30, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported(4)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$18,633	$—	$—	$18,633
Cost of services (exclusive of depreciation and amortization)	6,248	—	—	6,248
Selling, general and administrative	10,200	—	(320)	9,880
Depreciation and amortization	5,040	—	—	5,040
Asset impairment charges	—	—	—	—

Operating loss	(2,855)	—	320	(2,535)
Other income (expense):
Equity in income (losses) of unconsolidated investees	3,558	(1,252)	(481)	1,825
Interest expense, net	(4,058)	—	—	(4,058)
Foreign currency (loss) gain	(62)	—	—	(62)
Gain on retirement of debt	465	—	—	465
Gain on disposition of equity investee business ventures, net	12,031	—	580	12,611
Other income (expense), net	66	—	—	66

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	9,145	(1,252)	419	8,312
Income tax expense	(1,766)	—	—	(1,766)
Minority interest	(2,342)	1,252	—	(1,090)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	5,037	—	419	5,456
Income (loss) from discontinued components	(1,588)	—	69	(1,519)
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	3,449	—	488	3,937
Cumulative convertible preferred stock dividend requirement	(4,410)	—	—	(4,410)

Net (loss) income attributable to common stockholders	$(961)	$—	$488	$(473)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$0.01	$—	$—	$0.01
Discontinued components	(0.02)	—	—	(0.02)
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.01)	$—	$—	$(0.01)

	Three Months Ended
	June 30, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported(4)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$17,802	$—	$—	$17,802
Cost of services (exclusive of depreciation and amortization)	5,787	—	—	5,787
Selling, general and administrative	11,132	—	(327)	10,805
Depreciation and amortization	5,172	—	—	5,172
Asset impairment charges	—	—	—	—

Operating loss	(4,289)	—	327	(3,962)
Other income (expense):
Equity in income (losses) of unconsolidated investees	3,867	(879)	252	3,240
Interest expense, net	(4,209)	—	—	(4,209)
Foreign currency (loss) gain	10	—	—	10
Gain on retirement of debt	24,117	—	—	24,117
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	463	—	—	463

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	19,959	(879)	579	19,659
Income tax expense	(2,113)	193	—	(1,920)
Minority interest	(1,755)	686	—	(1,069)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	16,091	—	579	16,670
Income (loss) from discontinued components	11,120	—	509	11,629
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	27,211	—	1,088	28,299
Cumulative convertible preferred stock dividend requirement	(4,332)	—	—	(4,332)

Net (loss) income attributable to common stockholders	$22,879	$—	$1,088	$23,967

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$0.13	$—	$—	$0.13
Discontinued components	0.11	—	0.01	0.12
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$0.24	$—	$0.01	$0.25

	Three Months Ended
	March 31, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported(4)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$16,654	$—	$(92)	$16,562
Cost of services (exclusive of depreciation and amortization)	4,979	—	(78)	4,901
Selling, general and administrative	14,093	—	510	14,603
Depreciation and amortization	5,043	—	(51)	4,992
Asset impairment charges	—	—	—	—

Operating loss	(7,461)	—	(473)	(7,934)
Other income (expense):
Equity in income (losses) of unconsolidated investees	2,992	(968)	37	2,061
Interest expense, net	(5,488)	—	5	(5,483)
Foreign currency (loss) gain	(414)	—	—	(414)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	(524)	—	—	(524)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(10,895)	(968)	(431)	(12,294)
Income tax expense	(1,370)	—	89	(1,281)
Minority interest	(2,233)	968	34	(1,231)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(14,498)	—	(308)	(14,806)
Income (loss) from discontinued components	(1,281)	—	80	(1,201)
Cumulative effect of changes in accounting principles	2,012	—	11	2,023

Net income (loss)	(13,767)	—	(217)	(13,984)
Cumulative convertible preferred stock dividend requirement	(4,255)	—	—	(4,255)

Net (loss) income attributable to common stockholders	$(18,022)	$—	$(217)	$(18,239)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.20)	$—	$—	$(0.20)
Discontinued components	(0.01)	—	—	(0.01)
Cumulative effect of changes in accounting principles	0.02	—	—	0.02

Net loss per common share attributable to common stockholders	$(0.19)	$—	$—	$(0.19)

Notes to quarterly financial results tables:
      (1) The adjustments included in the consolidation corrections reflect the effects of correcting for the erroneous consolidation of certain legal entities (principally Telcell).
      (2) As previously discussed, the following adjustments reflect the effects of correcting the accounting errors that had been made in the Company’s financial statements for the quarterly periods ended March 31, 2003 through September 30, 2004:

a. The Company failed to appropriately calculate its deferred revenue in accordance with the Company’s revenue recognition policy for the Ayety business venture. As a result, the Company has decreased “revenues” by $92,000 for the three month period ended March 31, 2003;

b. The Company did not follow its accounting policy when deferring installation costs for services performed as of December 31, 2002 for the PeterStar business venture. Such ratio was corrected during 2003. Accordingly, the Company has recorded a reduction of $108,000 to “cost of services” for the three months ended March 31, 2003;

c. The Company identified certain cost of service items that should have been recognized and accrued in different accounting periods for the Ayety business venture. Such amounts resulted in the Company recognizing an increase in “cost of services” of $17,000 for the three months ended March 31, 2003;

d. The Company failed to correctly accrue vacation pay for employees at its PeterStar business venture. As a result, the Company increased its “cost of services” by $6,000 for the three months ended March 31, 2003 and March 31, 2004;

e. The Company has identified certain selling, general and administrative items that should have been recognized and accrued in different accounting periods. Such amounts resulted in the Company recognizing an increase in “selling, general and administrative” expenses of $503,000; $207,000 and $545,000 for the three month periods ended March 31, 2003, December 31, 2003, and March 31, 2004, respectively. In addition, such amounts resulted in the Company decreasing “selling general and administrative” expenses of $327,000; $320,000; $13,000 and $27,000 for the three month periods ended June 30, 2003, September 30, 2003, June 30, 2004 and September 30, 2004, respectively;

f. The Company improperly amortized indefinite life intangible assets at its PeterStar business venture. The correction of such amortization resulted in a reduction to “amortization expense” of $51,000 for the three month period ended March 31, 2003 and a $6,000 reduction for each of the three month periods ended March 31, 2004, June 30, 2004 and September 30, 2004. In addition, the Company improperly capitalized certain repairs to property, plant and equipment at its PeterStar business venture. As a result, the Company recognized a reduction to “depreciation expense” of $27,000 for the three month period ended March 31, 2004;

g. The Company’s business ventures accounted for on the equity method of accounting failed to recognize certain expenses and/or revenues in the correct accounting period. Such adjustments resulted in the Company recognizing a net increase to its “equity in income of unconsolidated investees” of $37,000; $252,000 and $193,000 for the three month periods ended March 31, 2003, June 30, 2003, and March 31, 2004, respectively. Furthermore, such adjustments resulted in the Company recognizing a net decrease to its “equity in income of unconsolidated investees” of $481,000; $46,000; $34,000 and $38,000 for the three month periods ended September 30, 2003, December 31, 2003, June 30, 2004, and September 30, 2004, respectively;

h. The Company failed to accrue interest income on a deposit placed with a professional service provider. The correction of such errors resulted in the Company recognizing an additional $5,000 and $4,000 “interest income” for the three month periods ended March 31, 2003 and 2004 respectively;

i. As a result of adjustments recognized at legal entities in which the Company accounted for such business on the equity method of accounting, upon disposition of the relevant legal entities, the Company recognized an increase in “gain on disposition of equity investee business ventures” of $580,000 for the three months ended September 30, 2003;

j. As a result of adjustments recognized at entities in which the Company had a minority shareholder, the Company recognized a decrease in “minority expense” of $34,000 for the three month period ended March 31, 2003 and increases in “minority expense” of $33,000; $3,000 and $10,000 for the three month periods ended March 31, 2004, June 30 2004 and September 30, 2004, respectively;

k. As a result of net pre-tax adjustments recognized, the Company recognized a decrease in “income tax expense” of $89,000; $4,000 and $15,000 for the three month periods ended March 31, 2003, June 30, 2004, and September 30, 2004, respectively and an increase of “income tax expense” of $100,000 for the three month period ended March 31, 2004. Furthermore, the Company recognized an increase in its accrual for franchise taxes, which resulted in an increase in “income tax expense” of $583,000 for the three month period ended March 31, 2004;

l. The Company failed to recognize certain expenses and translated certain expenses improperly when translating from their functional currency into the U.S. dollar reporting currency for certain discontinued business components. In addition, as previously noted, the company failed to cease recognition of depreciation expense for certain of these businesses upon their classification as a discontinued business component. The correction of such adjustments resulted in a decrease in the “loss from discontinued components” of $80,000 and $69,000 for the three month period ended March 31, 2003 and September 30, 2003, respectively, an increase in “income from discontinued components” of $509,000 and $1,302,000 and $163,000 for the three months ended June 30, 2003 and December 31, 2003, and March 31, 2004, respectively and a decrease in “income from discontinued components” of $11,000 and $1,287,000 for the three month period ended June 30, 2004 and September 30, 2004, respectively;

m. Due to adjustments recognized at business ventures previously recognized on a three-month reporting lag, the Company recognized an increase of $11,000 in the “cumulative effect of a change in accounting principle” for the three month period ended March 31, 2003; and

n. The Company has reclassified certain items to be consistent with current period presentation. Such reclassifications resulted in a decrease of $91,000 in “selling general and administrative expenses”, a decrease of $99,000 in “other non-operating expenses” and a $190,000 increase in “income tax expense” for the three month period ended December 31, 2003 and an increase of $7,000 to “cost of services” and a decrease of $7,000 in “selling, general and administrative” expenses for the three months ended March 31, 2003.

      (3) As reported within the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which excludes certain reclassifications as noted in item (4) below. The equivalent reclassifications are included in “Other Accounting Adjustments” for the three months ended December 31, 2003. Thus, the sum of individual line items for the four quarterly periods of 2003 do not total to the adjustments to the annual results for the year ended December 31, 2003.
      (4) As reported in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2004, which include certain reclassifications of 2003 quarterly information to be consistent with the presentation of 2004 quarterly information.
     2003 Restatement Work Effort
      While preparing the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, the Company determined that certain accounting errors had been made in its previously issued financial statements. These accounting errors related to the Company’s accounting treatment for corporate income taxes and dividends associated with the Company’s Preferred Stock. The Company corrected its previously issued financial statements in February 2004 for these accounting errors by filing an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filing an amendment to the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31,

2003 and June 30, 2003 (see Item 1A. “Risk Factors — Company’s 2003 and 2005 Restatement Work Efforts” and Item 9A. “Controls and Procedures”).
Sales of Businesses
      As previously indicated, at the beginning of 2004, the Company still held for sale certain business ventures consisting of nineteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, Latvia and the Czech Republic and four cable television networks operating in Lithuania, Romania, Russia and Belarus. Pursuant to a decision of the Board of Directors made September 30, 2003 approving management’s recommendation to dispose of all of the aforementioned non-core business interests, the Company concluded that these businesses ventures met the criteria for classification as discontinued business components as outlined in SFAS No. 144. Accordingly, as of December 31, 2003, the statement of operations of the Company for current and prior periods has presented the results of operations of these Non-Core Business Ventures, including any gain or loss recognized on disposition, in income (loss) from discontinued components line item and the balance sheet presents the assets and liabilities of such operations as assets and liabilities of discontinued components.
      In February 2003, and in connection with initiation of the previously disclosed Restructuring, the Company engaged Communications Equity Associates (“CEA”) in an advisory capacity to assist the Company in marketing its cable television and radio broadcast businesses, which included the aforementioned Non-Core Business Ventures owned at the beginning of 2004. With the aid of CEA, the Company successfully completed sales of the principal remaining Non-Core Business Ventures by year-end 2004. A summary of business venture dispositions from January 1, 2004 to December 31, 2004 is presented in the following table.

Business Ventures	Location	Nature of Business	Date of Sale	Proceeds

				($ Millions)
FX Communications/ FX Internet	Romania	Cable TV	March 4, 2004	16.0
Metromedia International, Inc.	Various	Radio Broadcasting	September 8, 2004	13.9	(1)
Arkhangelsk Television Company	Russia	Cable TV	March 26, 2004	1.5
Cosmos TV	Belarus	Cable TV	March 26, 2004	0.7
Radio Skonto	Latvia	Radio Broadcasting	April 28, 2004	0.5
Vilsat TV	Lithuania	Cable TV	October 12, 2004	0.7

(1)	Metromedia International Inc. (“MII”) was a wholly-owned subsidiary of the Company which held the Company’s interests in seventeen of the Company’s eighteen radio businesses operating in Bulgaria, the Czech Republic, Estonia, Finland and Hungary. The initial agreed upon price of MII of $14.25 million, which was subsequently reduced to $13.9 million as a result of a post-closing adjustment. Subsequent to December 31, 2004, the Company entered into agreements and sold Dotcom, an Internet software development business in Estonia, and Juventus Radio 100.2 Mûsorszolgáltató Kft, the remaining radio business of the Company, which operates in Hungary, for an aggregate consideration of $0.33 million.
Preferred Stock
      As of December 31, 2004 and March 31, 2006, total dividends in arrears on the Company’s 4.1 million outstanding shares of Preferred Stock were $64.7 million and $90.1 million, respectively. The amount of additional dividends that will accumulate for the nine months ended December 31, 2006 will be $16.4 million, including the effects of compounding and assuming there are no payments of the dividends. Although opportunities to restructure the Preferred Stock have been evaluated, present Company plans presume the continued deferral of the payment of dividends on the outstanding Preferred Stock to enable the Company to focus on business development opportunities in Georgia and the surrounding Central Asian region. (see “ — Recent Developments — Georgian Business Development Initiatives — Magticom Georgian License Activity”).

      As long as the Company’s Preferred Stock remains as currently structured, the Company’s net income (loss) attributable to common stockholders will be negatively impacted. For the twelve months ended December 31, 2004, 2003 and 2002, the Company’s net loss attributable to common stockholders of $36.8 million, $4.6 million and $124.5 million, respectively, included the recognition of Preferred Stock dividend requirements of $18.8 million, $17.5 million and $16.3 million, respectively. The Company cannot provide assurances at this time that a restructuring of the Company’s Preferred Stock will be consummated or, if consummated, that such effort would produce a material improvement in common shareholder equity valuation (see Item 1A. “Risk Factors — The Company’s earnings per common share attributable to stockholders is negatively impacted by the Company’s outstanding Preferred Stock”).
Preferred Stockholder Director Nominees
      According to the terms of the Preferred Stock, in the event the Company does not make six consecutive dividend payments on the Preferred Stock, holders of 25% of the outstanding Preferred Stock can compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors to the Company’s Board of Directors. As of September 15, 2002, the Company had failed to make six consecutive Preferred Stock dividend payments. In June 2004, the Company reached an agreement (the “Board of Director Nominee Agreement”) with certain holders of the Preferred Stock representing discretionary authority (including the power to vote) with regard to 2.4 million shares, or approximately 58%, of the outstanding 4.1 million shares of Preferred Stock (the “Participating Preferred Stock Holders”). Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stock Holders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. David Gale and Wayne Henderson, who were identified by the Participating Preferred Stock Holders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting of the Company’s stockholders, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors.
Company’s Ability to Timely File Future Reports with the SEC and Comply with Section 404 “Management Assessment of Internal Controls” of the Sarbanes-Oxley Act of 2002 (“SOX 404”)
      Effective June 30, 2005, the Company’s market capitalization exceeded $75 million but was under $700 million. As a result, the Company is considered an accelerated filer with regards to both its obligations for the filing of periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for complying with the provisions of SOX 404 for purposes of filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). At present, the Company has not completed its evaluation of its obligations for complying with the provisions for SOX 404 with respect to fiscal year 2005.

Company’s Ability to Timely File Future Reports with the SEC
      The Company has not yet filed its Form 10-Q’s for the fiscal quarters ended March 31 2005, June 30, 2005 and September 30, 2005 with the SEC (the “2005 Form 10-Q’s”); its 2005 Form 10-K, which was required to be filed with the SEC by March 16, 2006 (within seventy-five days of December 31, 2005); and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 (the “2006 Form 10-Q’s”), (see “Item 1A. Risks Factors — The Company has not timely filed its required periodic reports with the SEC and cannot provide assurances as to when this condition will be fully remedied”).
      The situation is principally the result of the Company’s inability to prepare and finalize, on a timely basis, the U.S. GAAP financial results for the Company’s business ventures. However, the restatement process that the Company has recently completed has exacerbated this issue (see “— Restatement of Prior Year Financial Information — 2005 Restatement Work Effort”), since corporate finance personnel have not been able to spend sufficient time assisting the business venture finance personnel in their U.S. GAAP reporting workflow processes, due to the work effort that was required to complete the 2005 restatement work effort. In addition, during this time period corporate finance personnel have focused significant attention to the Company’s SOX 404 compliance work effort (see Company’s Compliance with SOX 404 below), since the Company became subject to the SOX 404 requirements on June 30, 2005.

Inadequate Local Financial Accounting Workflow Processes and Accounting Information Systems — Significant Impediment For Timely U.S. GAAP Reporting
      In regards to the Company’s existing business ventures, their respective local financial accounting workflow processes and accounting information systems are inadequate for the timely preparation of U.S. GAAP financial accounting and reporting (see Item 1A. “Risk Factors — The Company has not timely filed its required periodic reports with the SEC and cannot provide assurances as to when this condition will be fully remedied -Comparative Limitations in Georgian Business Practice — Inadequacies in Business Venture Financial Accounting Workflow Processes and — Inadequacies in Business Venture Accounting Information Systems’’). As a result of these inadequacies in financial accounting and reporting, the preparation of U.S. GAAP financial results, based on the local books of account and records of those business ventures, has required significant participation by corporate finance personnel. In summary, corporate finance personnel have been required to directly engage in the workflow process of transforming the local statutory accounting records to U.S. GAAP financial results.
      Although the local financial accounting workflow processes and corresponding accounting information systems are sufficient for local statutory and tax reporting purposes, they are, as previously discussed, inadequate for the timely preparation of U.S. GAAP financial accounting and reporting. The local financial accounting workflow has been designed to meet the business ventures’ respective statutory tax reporting requirements. As a result, accounting transactions are often not recorded timely (“months” vs. “days”) within the statutory accounts due to the delay in receipt of sufficient documentation, both third party and internally generated, to record those respective transactions. Furthermore, the statutory accounting workflow process is fundamentally “cash” vs. “accrual” based.
      Compounding this issue is the fact that the local accounting information systems were designed for the local statutory tax reporting purposes. Accordingly, preparation of the financial management accounting and reporting for the Company’s business ventures requires significant effort outside of the installed accounting software packages, due to limitations of the respective local accounting software packages. Thus, the finance personnel rely heavily upon spreadsheet and database software packages that are not integrated with the local accounting software system. This workflow environment is manually intensive, subject to the risk of human error and creates a situation whereby the ability to properly analyze detailed account activity during the review process is arduous, thus creating significant delays in the review process.
      The Magticom business venture is currently implementing an enterprise reporting package (“ERP”), that once implemented should assist in the timely preparation of financial management and reporting; however, this is a process that will require significant effort with a “best case” implementation date of January 1, 2007.

Insufficient U.S. GAAP Trained Accounting Personnel
      The Company does not presently have sufficient financial personnel and resources within Georgia to prepare and finalize, on a timely basis, the U.S. GAAP financial results for the Company’s business ventures. The recruitment and retention of qualified U.S. GAAP accountants in Georgia is difficult due to the high demand for individuals with these skills in this part of the world. (see Item 1A. “Risk Factors — The Company has not timely filed its required periodic reports with the SEC and cannot provide assurances as to when this condition will be fully remedied — Lack of Qualified Finance Personnel”).

Company’s Compliance with SOX 404
      The Company has not reached a final conclusion as to the required scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. The Company currently believes that internal control at its business ventures is not required to be included in management’s assessment, based on its interpretation of the scoping requirements of SOX 404. However, there exists the possibility that the Company will be required to apply the internal control assessment requirements of SOX 404 to its business ventures in Georgia as of December 31, 2005.
      In addition, due to the significant effort that the corporate finance personnel have had to put into the aforementioned restatement process and the limited number of corporate finance personnel available, significant work effort had not been put into management’s assessment at the Company’s corporate headquarters prior to December 31, 2005. In early 2006, the Company retained additional finance personnel, both fulltime employees and consultants/contractors, to assist in completing the work effort associated with its currently anticipated SOX 404 requirements as of December 31, 2005.
      However, should the Company’s scoping analysis for completion of its SOX 404 compliance work as of December 31, 2005 be deemed deficient, the Company expects significant challenges and time delays in applying such procedures to its business ventures in Georgia, due principally to the additional challenges in Georgia noted below. However, the Company does expect that an assessment will be completed.
      Regardless of the Company’s ultimate conclusions about whether controls at its business ventures is required to be within the scope of its assessment as of December 31, 2005, the Company’s independent auditors have informed the Company that they will not be in a position to render an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The Company’s independent auditors have informed the Company that they have reached this conclusion since they have not yet commenced their audit of the Company’s internal control over financial reporting as of December 31, 2005.
      In any event, based on the Company’s assessment to date, the Company believes that when the Company completes its assessment, it will report that it had material weaknesses in its internal control over financial reporting as of December 31, 2005 and continues to have such material weaknesses as of the date of the filing of this Form 10-K (see Item 1A. “Risks Factors — The Company has not timely filed its required periodic reports with the SEC and cannot provide assurances as to when this condition will be fully remedied”).
      With respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), the Company presently anticipates that its ability to meet its SOX 404 internal control compliance requirements for fiscal year 2006 represents a significant challenge since the Company will be required to apply the internal control assessment requirements of SOX 404 to its business ventures. As such, and at present, the Company contemplates that the filing of the 2006 Form 10-K with the SEC might be subject to significant delay. The completion of the internal control assessment requirements of SOX 404 for the Company’s business ventures represents a significant challenge, since:

•	present Georgian business practices are substantially less sophisticated than those common in the United States;

•	cultural and educational precedents for application of common U.S. business practices are also generally absent or minimally developed in both the Georgian private and public sectors; and

•	the finance staff of the Company’s business ventures, which is almost entirely locally recruited and trained, may not be able to complete the tasks that will be required of them.
      As indicated earlier, the Company has been able to retain additional finance personnel, both fulltime employees and consultants/contractors, to assist in meeting its financial reporting obligations and to also assist Magticom finance personnel with the implementation of its new ERP system; however, the additional recruitment of finance personnel to work within the country of Georgia is required.
      Furthermore, the Company anticipates that the costs that it will incur to meet these requirements will be very substantial in fiscal year 2006, 2007 and beyond. (see Item 1A. “Risks Factors — The Company has not timely filed its required periodic reports with the SEC and cannot provide assurances as to when this condition will be fully remedied”).

Delisting
      On February 25, 2003, the Company received notice from the staff of the American Stock Exchange (the “Exchange” or “AMEX”) indicating that the Exchange filed an application with the SEC on February 20, 2003, to strike the Company’s common stock and Preferred Stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003.
      From March 3, 2003 through September 23, 2003, the Company’s equity securities were quoted on the OTC Bulletin Board trading system (“OTCBB”); however, on September 24, 2003, the Company’s equity securities were removed from quotation on the OTCBB because the Company was not then in compliance with NASD Rule 6530, due to the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 with the SEC by September 23, 2003. As a result, the Company’s common stock and Preferred Stock were then quoted in the “Pink Sheets.” On June 18, 2004, the Company filed its first quarter 2004 Form 10-Q, and became compliant with OTCBB trading eligibility requirements. As such, on August 6, 2004, the Company’s common stock (OTCBB: MTRM.OB) began trading on the OTCBB after a market maker had successfully filed a petition with the NASD seeking their permission for the Company’s common stock to be quoted on the OTCBB. The Company’s Preferred Stock (OTCPK: MTRMP) remained quoted in the Pink Sheets.
      On April 20, 2005, the OTCBB trading system appended the Company’s common stock trading symbol by adding an “E” modifier, due to the Company’s delinquency in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. At the close of business on May 23, 2005 the Company’s common stock was removed from quotation on the OTCBB because the Company was not then in compliance with NASD Rule 6530, due to the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the SEC. As a result, the Company’s common stock (OTCPK: MTRM) is now quoted solely in the Pink Sheets.
Available Information
      The Company is subject to the informational requirements of the Exchange Act. The Company therefore is required to file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
      The Company maintains an Internet website at: www.metromedia-group.com that investors and interested parties can access, free-of-charge, to obtain copies of all reports, proxy and information statements and other information that the Company submits to the SEC. The Company updates its Internet website as soon as practicable after the Company electronically files such materials with, or furnishes such materials to, the SEC. This information includes without limitation, copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
      Investors and interested parties can also submit electronic requests for information directly to the Company at the following e-mail address: investorrelations@mmgroup.com. With the exception of the Company’s annual communication with its shareholders, the Company’s current policy is to only provide information in an electronic format, in lieu of paper format, to minimize the costs of managing investor relations.
      Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.
Corporate History
      The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. Prior to 1995, the Company operated under the names of “The Actava Group Inc.” and “Fuqua

Industries, Inc.”, and during that time period, the Company owned, operated and sold dozens of companies in diverse industries, including photo finishing, lawn and garden equipment and sporting goods. On November 1, 1995, as a result of the merger of Orion Pictures Corporation (“Orion”) and Metromedia International Telecommunications, Inc. (“Metromedia Telecommunications”) with and into wholly owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated (“MCEG”) with and into the Company, the Company changed its name from “The Actava Group Inc.” to “Metromedia International Group, Inc.” Metromedia Telecommunications held interests in communications and media ventures operating principally in countries that were formerly part of the Soviet Union. Orion was a motion picture production and distribution company. MCEG was an independent film production and distribution company. With the November 1995 mergers, the Company adopted a strategy of development of media, communications and entertainment holdings, with emphasis on developments in the emerging markets of the former Soviet Union countries. On February 28, 1997, as a result of the merger of Asian American Telecommunications into a wholly owned subsidiary of the Company, the scope of communications business development was extended to include the People’s Republic of China.
      On July 10, 1997, the Company consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel Goldwyn Company and Motion Picture Corporation of America (and each of their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for gross consideration of $573.0 million. Thereafter, on April 16, 1998, the Company sold to Silver Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark Theatre Group (“Landmark”), except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. These transactions provided significant funds for the Company’s expansion of its emerging market communications and media businesses.
      On September 30, 1999, the Company consummated the acquisition of PLD Telekom, holder of interests in several communications businesses providing high quality long distance and international telecommunications services in the Commonwealth of Independent States (“CIS”). In December 1999, the Company was forced to liquidate its interests in the telecommunications business ventures in China by order of the Chinese government and the Company’s subsequent interests in China were limited to several start-up E-commerce business ventures.
      By 2002, the Company operated as a holding company for telephony, radio and cable TV business operations located principally in Eastern Europe, Russia and Central Asia. Remaining operations in China were in early development. The Company also owned Snapper Inc., a lawn and garden equipment manufacturer (“Snapper”), which the Company at that time considered a non-strategic business investment. Cash proceeds of prior year operations and sale of business holdings had been invested in acquisition or development of the Company’s primary communications and media businesses in Europe, Russia and Central Asia. Cash reserves had been substantially depleted by these investments and a high level of corporate overhead spending. The Company faced a serious liquidity situation, compounded by the onset of semi-annual interest payment obligations for the Senior Notes commencing in September 2002.
      During 2002, and in response to growing liquidity pressures, the Company implemented measures to address these pressures and monetized its interest in several business ventures, including Snapper. Sufficient cash was generated from these sales and from dividends received from the Company’s remaining business ventures to meet 2002 requirements, including payment in October 2002 of $11.2 million of interest then due on the Senior Notes. The Company, however, continued to face serious liquidity pressures at the outset of 2003. At this time, the Company adopted the aforementioned Restructuring strategy. Additional cash reserves were generated from business sales undertaken in 2003 and 2004, and in 2003 the Company eliminated nearly one-third of the outstanding principal on its Senior Notes. As a result of these measures, the Company was able to meet its historical and ordinary course business obligations and pay the semi-annual $8.0 million interest due on the reduced balance of its Senior Notes.
      By year-end 2004, the Company had substantially completed its Restructuring. All material Non-Core Business Ventures had been sold, the rate of continuing corporate overhead expenditures had been materially reduced and the Company enjoyed a satisfactory liquidity position. The Company’s core business ventures, PeterStar and Magticom, held leading positions in their respective markets, with strong financial results and an established recent record of dividend distributions. The Company retained ownership in two other Georgian businesses, Telecom Georgia and Ayety, for co-development with Magticom.
      As discussed previously, in August 2005, the Company consummated the sale of its interests in PeterStar for a cash price of $215.0 million. With the sale of PeterStar and all Non-Core Business Ventures, the Company’s remaining business interests are concentrated in the country of Georgia. This circumstance increases the Company’s dependence on the continuing vitality and stability of only one market and economy. It also limits the Company’s ability to offset temporary downturns in one market with business activities in a wider array of markets. These factors could materially increase the Company’s liquidity risk, since the Company is dependent upon dividend distributions from its business ventures to satisfy corporate legal obligations and overhead expenditure requirements. Furthermore, these factors may also limit investor interest in the Company’s stock.
Description of Businesses
      Mobile telephony businesses provide communications services via a radio-based network that permits customers to communicate while moving from point to point. This is in contrast to fixed telephony businesses that provide services via a network terminating at certain stationary points. The inherent cost structure, operational nature and marketing of mobile telephony services differs materially from that of fixed telephony services. Mobile and fixed telephony services have also recently been valued on considerably differing bases in consequence of differences in the rate and nature of consumer market developments pertinent to each. Mobile telephony is currently the fastest growing world-wide voice and data communications market. The Company holds interest in both mobile and fixed telephony businesses.
      As previously discussed (see “Business”), the Company had two reportable business segments in 2004: Magticom and PeterStar.

•	At December 31, 2004, the Company owned an indirect 34.5% minority interest in Magticom, a company organized under the laws of Georgia. Magticom is the leading mobile telephony operator in Tbilisi, Georgia and provides services throughout the country of Georgia. Magticom offers mobile telephony and roaming services, and related information services for Georgian businesses and consumers. It provides these services via a wireless mobile telephony network operating under the Groupe Speciale Mobile (“GSM”) standard in both the 900 MHz and 1,800 MHz spectrum ranges. As previously discussed, in February 2005 and September 2005, the Company increased its ownership interest in Magticom to 50.1% (see “— Recent Developments — Reorganization of Georgian Holdings”) and presently holds the largest economic interest in Magticom and is able to exert operational oversight over this business venture. However, the Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of the ownership restructurings that occurred in February 2005 and September 2005, should still be accounted for following the equity method of accounting.

Magticom has in recent years funded its continuing capital expenditure and working capital requirements from its own operating cash flow. The Company anticipates this trend to continue for the foreseeable future. Magticom spent approximately $27.4 million in capital expenditures for the twelve months ended December 31, 2005, which was internally funded from its operations. The currently budgeted capital expenditures program for Magticom for the twelve months ended December 31, 2006 is in excess of $60.0 million, which the Company anticipates will be internally funded by Magticom and not require additional Company investment.

•	Prior to August 1, 2005, the Company held a 71% controlling interest in PeterStar. PeterStar is a fixed telephony operator centered in St. Petersburg, Russia and providing services principally in the Northwest Region of Russia. PeterStar provides local telephony services, transit services for other telecommunications operators, and data communications services for businesses and individual customers. These services are delivered to stationary locations via copper, fiber optic or wireless loop connections. PeterStar operates as a Competitive Local Exchange Carrier or CLEC, providing telephony services in a market also served by an incumbent monopoly carrier. A CLEC obtains telephone numbers and access to national or international telephone networks via interconnection with the incumbent monopoly operator.

The Company reports the results of operations of PeterStar on a consolidated basis in its financial statements. As discussed previously, in August 2005, the Company consummated the sale of its interests in

PeterStar. PeterStar in most recent history had been able to self-fund its working capital requirements and capital spending for construction, development and maintenance of its network infrastructure and operational systems. Through July 31, 2005, PeterStar had expended $9.3 million in capital expenditures for its network infrastructure and operational systems and this amount was internally funded from PeterStar operations. Terms of the February 2005 PeterStar sale agreement restricted the Company from taking actions as the majority shareholder to cause PeterStar to either distribute a dividend to its shareholders or repay any intercompany loans to the Company prior to consummation of the sale.

      In addition, the Company also has an economic interest in three other business ventures — Telecom Georgia, Telenet and Ayety.

•	Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which the Company presently has a 25.6% effective ownership interest. Prior to mid-February 2005, the Company had a 30% ownership interest in Telecom Georgia. As a result of the restructuring of the Company’s ownership interest in Telecom Georgia in February 2005, the Company acquired an additional 51% interest and gained the ability to exert operational oversight over Telecom Georgia. Furthermore, effective May 23, 2005, Telecom Georgia will be accounted for following the “consolidation method of accounting” within the Company’s consolidated financial statements since the Company’s ownership in Telecom Georgia had met the criteria of the Company’s consolidation accounting policy. In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. As a result of these transactions, the Company’s ownership interest in Telecom Georgia decreased to 20.7% and is now held through various U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to continue to exercise operational oversight and also consolidation accounting with respect to Telecom Georgia. In October 2006, the Company, through International T LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%.
Telecom Georgia has in recent years funded its moderate capital expenditure and working capital requirements from its own operating cash flow. The Company anticipates this trend to continue for the foreseeable future. Telecom Georgia spent $0.1 million in capital expenditures for the twelve months ended December 31, 2005, which was internally funded from its operations. The currently budgeted capital expenditures program for Telecom Georgia for the twelve months ended December 31, 2006 is expected to be approximately $0.5 million;

•	Telenet, a high-speed data communication and internet access service provider on both a wired and wireless basis, in which the Company though a series of transactions in July 2006 has the largest economic interest of any of the shareholders in Telenet of 25.6%. Immediately prior to the Company’s acquisition of Telenet, Telenet acquired from IberiaTel, Georgia’s only license to provide CDMA 450 MHz wireless voice and data services and a CDMA 450 network deployed in Georgia’s capital city, Tbilisi. The Company’s interest in Telenet is held through various U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to exercise operational oversight and also consolidation accounting with respect to Telenet; and

•	Ayety, a cable television provider in Tbilisi, Georgia, in which the Company has a 85% ownership interest. Currently, the Company is involved in a number of commercial and legal disputes with the 15% minority shareholder of Ayety, the result of the dispute, despite the Company’s majority economic interest, is that:

•	The Company no longer controls the day-to-day business affairs of Ayety;

•	The Company no longer has favorable relations with management of Ayety, since the Company attempted to terminate the General Director of Ayety in late June 2004; and

•	The Company has been unable to prepare U.S. GAAP financial statements of Ayety to include within its consolidated financial statements since the Company no longer has access to the statutory accounting records of Ayety. Accordingly, as allowed under FIN 46R the Company no longer consolidates its variable interest in Ayety for all periods subsequent to June 30, 2004 to include within its consolidated financial statements (see Item 3. “Legal Proceedings — Legal Matters with Mtatsminda — International Telcell SPS vs Mtatsminda”).

Magticom (Tbilisi, Georgia and the Country of Georgia)
      Magticom is the leading mobile telephony operator in Tbilisi, Georgia and provides services throughout the country of Georgia. Magticom offers mobile telephony and roaming services, and related information services for Georgian businesses and consumers. It provides these services via a wireless mobile telephony network operating under the GSM standard in both the 900 MHz and 1,800 MHz spectrum ranges.
      Ownership Structure, Control of Business — Consolidation Accounting and Financial Accounting, Reporting and Disclosure Process Issues
      Ownership Structure — As of December 31, 2004:
      Through wholly-owned subsidiaries, as of December 31, 2004 the Company owned a 70.41% interest in Telcell, a Delaware LLC. Western Wireless, a U.S. public company, was the Company’s sole other partner in Telcell, with a 29.59% ownership interest. Telcell, in turn, owned a direct 49% interest in Magticom. Through this structure, the Company owned a 34.5% economic interest in Magticom. As the managing member of Telcell since its formation, the Company has actively managed Telcell’s investment in Magticom with only very limited direct participation by Western Wireless. Specifically, since early 2002, all matters arising in the ordinary course of Magticom’s business requiring Telcell’s shareholder review or approval were addressed and handled solely by the Company. Since that time, Western Wireless requested only the Company’s reports and assessments of Magticom plans, operations and performance; and it concurred without alteration and with very limited comment in all actions taken by the Company with respect to Magticom’s ordinary course activities. No representatives of Western Wireless traveled to Georgia or engaged with Magticom operating personnel since early 2002 (see “— Restatement of Prior Financial Information — 2005 Restatement Work Effort”). Dr. George Jokhtaberidze, a Georgian private citizen and co-founder of Magticom, directly owned the remaining 51% direct interest in Magticom.

      Ownership Structure — As of February 28, 2005. (After Reorganization of Magticom Ownership Interests):
      As previously discussed, through a series of transactions executed in February 2005, the Company and Dr. Jokhtaberidze reorganized their ownership interests in Magticom and the Company acquired an additional 8.3% ownership interest at a cost of $23.1 million (see “— Recent Developments — Reorganization of Georgian Holdings”). As a result of the ownership structure changes in February 2005, the Company held a 50.1% interest in International TC LLC, a newly formed Delaware LLC, the remaining 49.9% of which was owned, prior to June 1, 2006, by Dr. Jokhtaberidze. International TC LLC, in turn, owned the Company’s former 70.41% interest in Telcell and Dr. Jokhtaberidze’s former 51% interest in Magticom. This arrangement gave International TC LLC an 85.5% economic interest in Magticom and the Company a 42.8% economic interest in Magticom. Dr. Jokhtaberidze retained a 42.7% economic interest in Magticom and Western Wireless retained its 14.5% economic interest.
      Ownership Structure — As of September 30, 2005. (After the Purchase of Western Wireless’ Economic Interest in Magticom):

      As previously discussed, on September 15, 2005, the Company and Dr. Jokhtaberidze acquired the 14.5% effective interest in Magticom formerly owned by Western Wireless for a cash price of $43.0 million. As a result, the Company owns 50.1% of Magticom through various holding companies and Dr. Jokhtaberidze owns 49.9%. MIG and Dr. Jokhtaberidze funded the $43.0 million purchase pro rata their respective ownership interests in International TC LLC.
      Ownership Structure — As of June 30, 2006. (After Dr. Jokhtaberidze’s divestiture of 3% ownership interest in International TC LLC on June 1, 2006):
      * — No officers or board of director members of the Company are investors or are affiliated with this legal entity.
      On June 1, 2006, Dr. Jokhtaberidze divested 3% of his ownership interest in International TC LLC to Gemstone Management, Ltd., a British Virgin Islands company. This ownership restructuring had no significant effect on the minority partner participatory rights since the International TC LLC agreement that was executed in February 2005 had contemplated that this event might occur at some point in the future.
     Control of Business — Consolidation Accounting
      Control of Business — Consolidation Accounting: As a result of the February 2005 restructuring of the Company’s ownership interest in Magticom, the Company is able to exert operational oversight over Magticom. However, the Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of the ownership restructurings that occurred in February 2005 and September 2005, should still be accounted for following the equity method of accounting.
     Financial Accounting, Reporting and Disclosure Process Issues
      Financial Accounting, Reporting and Disclosure Process Issues: Although Magticom’s financial accounting workflow processes and corresponding accounting information systems are sufficient for local statutory and tax reporting purposes, they are inadequate for the timely preparation of U.S. GAAP financial accounting and reporting. Magticom’s financial accounting workflow has been designed to meet its respective statutory tax reporting requirements. As a result, accounting transactions are often not recorded timely (“months” vs. “days”) within the statutory accounts due to the delay in receipt of sufficient documentation, both third party and internally generated, to record those respective transactions. Furthermore, the statutory accounting workflow process is fundamentally “cash” vs. “accrual” based.

      Compounding this issue is the fact that the local accounting information systems were designed for the local statutory tax reporting purposes. Accordingly, preparation of the financial management accounting and reporting for Magticom requires significant effort outside of the installed accounting software packages, due to limitations of the respective local accounting software packages. Thus, the finance personnel rely heavily upon spreadsheet and database software packages that are not integrated with the local accounting software system. This workflow environment is manually intensive, subject to the risk of human error and creates a situation whereby the ability to properly analyze detailed account activity during the review process is arduous, thus creating significant delays in the review process.
      Magticom is currently implementing an enterprise reporting package (“ERP”), that once implemented should assist in the timely preparation of financial management and reporting; however, this is a process that will require significant effort with a “best case” implementation date of January 1, 2007.
      These circumstances will demand considerable management and operational restructuring within Magticom, including implementation of procedures and placement of personnel satisfactory to meet U.S. GAAP reporting and internal controls requirements. The Company’s planned business development initiatives for Magticom are currently being implemented by the management team of Magticom and will run parallel with the Company’s plans to implement efficient and effective U.S. GAAP reporting and financial controls (See “ — Company’s Ability to Timely File Future Reports with the SEC and Comply with Section 404 “Management Assessment of Internal Controls” of the Sarbanes-Oxley Act of 2002 (“SOX 404”)’’).
     Discussion of the Magticom Business
      Business Overview: Magticom is a provider of mobile telephony services in Georgia, and is also the largest telephony operator (mobile or fixed) in Georgia, as measured by revenues and traffic volumes. Magticom delivers services to businesses and consumers nationwide utilizing a GSM mobile telephony infrastructure. Magticom has built a nationwide network with coverage that supports roaming throughout Georgia. It also has international roaming agreements with more than 150 GSM operators around the world enabling its customers to use their Magticom-billed mobile service in foreign countries. Magticom’s network is interconnected with those of other mobile and fixed telephony operators in Georgia, enabling Magticom customers to call and receive calls from any Georgian telephone subscriber.
      In addition to voice mobile communication, Magticom offers a short message service (SMS) enabling customers to exchange text messages via their mobile handsets. In 2004, Magticom implemented the capability to exchange IP-based traffic over its network. Using services built on this capability, customers can send and receive e-mail, pictures and other digitally encoded items via their mobile handsets as well as browse Internet websites. These services exploit the capabilities of the latest generation of mobile handsets and the increasing level of consumer Internet enthusiasm. Using this same IP-based capability, in 2004 Magticom was among the first operators world-wide to introduce push-to-talk service, which supports continuous walky-talky like communication within pre-selected subscriber groups.
      Magticom’s services are sold primarily on a pre-paid basis. Mobile subscribers purchase Magticom pre-paid scratch cards in varying denominations which, after the entry of the scratch card’s code via their mobile telephone, establishes (or increases) the subscriber’s account balance usable for future mobile services. Magticom’s self-developed billing and control systems continually monitor actual subscriber service usage and stop future usage when a subscriber’s prepaid account balance is exhausted. Scratch cards are sold in bulk at a small discount to dealers for resale to consumers, resulting in Magticom receiving cash in advance of actual service consumption. This pre-paid arrangement accounts for more than 90% of Magticom’s total service revenues and nearly 98% of all Magticom subscribers. Magticom also sells services on a post-paid basis to certain of its business customers who then receive itemized monthly billing statements.
      Magticom has not, in general, sold mobile handsets. Instead, subscribers purchase a Magticom SIM card, which activates their pre-purchased mobile handset and provides it with a Magticom telephone number. The mobile handset market in Georgia has historically suffered from extensive illegal importation of equipment. While this situation has made it disadvantageous for Magticom to sell handsets, it has resulted in low handset prices and wide availability of handsets among the general population. As Georgia tightens regulation and policing of handset importation, it may prove worthwhile for Magticom to enter the handset sales market in the future.
      The following table summarizes Magticom’s key operating and financial results for the last three years. The results for 2002 represent the twelve months ended September 30, 2002, since Magticom results were reported on a three-month lag through the end of 2002.

	2004	2003	2002

		(Restated)	(Restated)
	(Dollar amounts in millions;
	subscribers in thousands, average
	monthly amounts and
	percentages as given)
Subscriber service revenues	$80.9	$59.0	$38.3
Inbound interconnection	17.5	10.3	7.0
Roaming and other services	3.6	2.7	1.3

Total Revenues	102.0	72.0	46.6
Cost of services (excluding depreciation and amortization of network)	16.3	10.6	6.7
% of total revenues	16.0%	14.7%	14.4%
Selling, general and administrative expenses and impairment charge	12.7	8.6	7.9
Depreciation and amortization	14.1	12.5	12.1
Other expenses including income taxes	8.6	8.8	4.3

Net income	$50.3	$31.5	$15.6

Capital expenditures	$12.0	$20.0	$18.9
Active subscribers at year-end(1)	530.5	406.8	281.8
Average monthly minutes of use per subscriber	97.9	108.2	110.8
Average monthly revenue per subscriber	$14.39	$14.28	$13.47

(1)	In an effort to conform its reporting standards to those of other wireless mobile phone service providers, Magticom changed its policy in 2004 for determining which subscribers it considered active and the subscriber information for prior periods conforms to current period presentation. Magticom currently considers a pre-paid subscriber active if that subscriber undertook any revenue generating activity within the prior 30 days. Prior to 2004, Magticom had considered a pre-paid subscriber active only if that subscriber had purchased a minimum level Lari scratch-card within thirty days of that subscriber’s most previous scratch card purchase. That is, to be considered “active”, a pre-paid subscriber previously had to re-up for a minimum-level Lari scratch-card every 30 days, regardless of that subscriber’s actual call usage. That minimum 30-day purchase threshold amount was 15 Lari effective April 1, 2003 and prior to that period the minimum amount was 30 Lari.
      Magticom’s U.S. Dollar financial results have historically been affected by the strength or weakness of the Georgian Lari, Magticom’s functional currency since April 1, 2003, against the U.S. Dollar (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Unconsolidated Results of Operations for the Year Ended December 31, 2004 Compared to Unconsolidated Results of Operations for the Year Ended December 31, 2003 — Wireless Telephony” for additional discussion of Magticom’s financial performance).
      In particular, 2004 average revenue per subscriber (“ARPU”) reported in U.S. Dollars was favorably affected by this exchange rate effect. Lari-denominated ARPU (which reflects subscriber payments in the currency actually used for those payments) decreased by 10.6% for full-year of 2004. This is consistent with the 2004 decline in average minutes of use per subscriber, and also reflects a well-established trend among mobile telephony businesses world-wide, in which average usage and ARPU falls as overall mobile service penetration increases. That is, beyond a certain initial level of penetration, newly subscribed customers generate lower usage (and thus lower average revenue) than existing customers. Magticom’s Lari-denominated ARPU reached a peak in the third quarter of 2003 and Magticom anticipates that its Lari-denominated ARPU will continue to decline in future periods due to both the aforementioned penetration effect and competitive pressures on pricing of services. This may not result in an overall reduction in revenue growth, as both expanded subscription and introduction of new services are planned.
      Customers and Services: Magticom offers mobile telephony and related services to businesses and consumers in Georgia. Customers generally purchase Magticom’s services on a pre-paid basis, wherein charges incurred by the customer are deducted from a pre-paid balance established through purchase of a Magticom scratch card. Pre-qualified customers, typically established businesses, can purchase Magticom services on a post-paid basis, wherein the customer is billed monthly. There are presently no differences among services provided to any customer, although certain-value-added services are sold on a specific subscription basis. All customers have the capacity to make and receive voice telephone calls and to send and receive SMS text messages while on the move virtually everywhere in Georgia. Magticom maintains commercial relations with international long distance operators and the mobile operators of numerous foreign countries. Its customers are thereby able to make and receive international telephone calls and to use their Magticom mobile service when traveling abroad. Magticom treats the entire country of Georgia as a single calling area, so there is effectively no need for a distinct domestic long distance service.
      Subscriber Services: Basic subscriber service consists of a mobile telephone number and ability to make and receive telephone calls anywhere in Georgia from the corresponding mobile handset. All Magticom telephone numbers presently begin with the “99” prefix unique to Magticom. Outgoing calls are billed on a minute of use basis. There is no called-party-pays service at present. In 2005, Magticom began systematic introduction of service plans providing varying rates for certain common services based on customer-specific parameters such as volume of use, bundled purchases, calling to selected numbers or calling within the Magticom network. Previously, all Magticom services were billed under a single fixed rate schedule applicable to all subscribers and traffic. These and other soon to be introduced rate structures are designed to match Magticom pricing to competitive pressures and improve the market attractiveness of Magticom’s services.
      All subscribers can send and receive short text messages (SMS) from their Magticom-equipped mobile handset. These are billed at a per-message-sent rate. In 2004, Magticom introduced GPRS and MMS network capabilities that support IP-based message exchange services between mobile handsets. Subscribing customers can exchange e-mail, send and receive pictures and browse the Internet from suitably equipped mobile handsets or portable data devices. These services are billed at a usage rate reflecting the volume of data sent or received. Magticom also offers certain content-based services to its subscribers on an SMS or IP basis, enabling them to view sport scores, horoscopes and similar content. Such services are billed at call rates plus a premium for the content delivered. Magticom is actively recruiting additional third-party content providers to actively exploit the now quite extensive information delivery capabilities of its network.
      Subscribers’ international long distance calls are routed for completion to other long distance operators (see, for example “— Business Description — Fixed Telephony — Telecom Georgia”). The Magticom caller is billed the international long distance operator’s wholesale rate plus a local call origination charge. Subscribers are not charged an incremental long distance rate for calling distant locations within Georgia.
      Inbound Interconnection Services: Magticom collects a per-minute fee from other Georgian operators for terminating calls made to Magticom’s subscribers. This applies whether the call is originated on another fixed or mobile operator’s network within Georgia or forwarded by a Georgian long distance operator from an international carrier. Pursuant to a 2001 Georgian regulatory provision, Magticom was required to ultimately implement fee-based interconnection agreements with all other Georgian operators, although no time table was set in the regulatory provision for such implementation. Furthermore, under the aforementioned Georgian regulation, Magticom must charge the same per-minute rate to any operator that terminates its traffic on Magticom’s network. Magticom may periodically set its own call terminating rate but must demonstrate to the Georgian regulator that such rates are cost-based. By regulation, Magticom is obligated to provide call terminating interconnection to any Georgian operator that seeks it. Magticom also collects a fee for forwarding calls originated on its network by subscribers dialing the 8xx access code of one of the Georgian long distance operators. This per-minute fee is regulated by the Georgian regulatory authority and applies equally to all mobile operators in Georgia.
      International Roaming Services: Magticom has arranged bilateral roaming agreements with more than 150 mobile operators world-wide. Magticom subscribers traveling in countries served by these operators may use their Magticom-equipped mobile telephone to make and receive calls while in the foreign country. Originating calls are billed by Magticom, either against the subscriber’s pre-paid account balance or on a post-paid basis, at a rate set by the foreign operator. Subscribers of the foreign operator get similar call privileges from Magticom while in Georgia. Magticom bills its subscribers an international roaming premium on a per-minute basis for calls made while abroad.
      Costs of Service Provision: Magticom’s network is interconnected with those of other Georgian mobile, fixed and long distance telephony operators. Via this arrangement, Magticom’s customers can place calls to other Georgian telephony subscribers or employ the services of Georgia’s long distance service providers. Magticom pays a per-minute fee to other operators for Magticom subscriber calls terminated on the other operator’s network. This per-minute fee is regulated by the Georgian regulatory authority to the extent that the charging operator must demonstrate that its call terminating rates are cost-based. Call terminating rates presently vary materially for calls placed to mobile versus fixed line operators. Georgia’s mobile operators, including Magticom, presently all charge the same call terminating rate, which is more than three times the rate charged to terminate calls on a Georgian fixed line network. This reflects the considerable differences in cost basis for providing mobile and fixed line telephony services in Georgia.
      Magticom also pays Georgian long distance operators a fee to complete international calls originated by Magticom’s customers. This is the case if the Magticom subscriber does not dial a specific long distance operator’s 8xx access code when making the international call. Magticom negotiates the per-minute long distance rates paid to these Georgian long distance operators.
      Magticom and the other operators with which its network is interconnected calculate terminating charges payable on a monthly basis. Magticom (and all other operators) nets the aggregate amount it must pay for calls terminated on another operator’s network against the aggregate amount due from that other operator for calls terminated on Magticom’s network. Magticom and the other operators agree on these aggregate charges, and a net payment is made or collected by Magticom.
      Prior to October 2003, Magticom and Geocell, the other major Georgian mobile operator, had agreed to terminate each other’s calls without specific charging. Consequently, no Magticom cost of service was recorded for Magticom subscriber calls terminated on Geocell’s network (nor was inbound interconnection revenue recognized for Magticom’s termination of Geocell’s traffic). Pursuant to a 2001 Georgian regulatory provision, Magticom was required to ultimately implement fee-based interconnection agreements with all other Georgian operators, although no time period was set in the regulatory provision for such implementation. From October 2003 through October 2004, Magticom exchanged traffic with Geocell pursuant to an agreement in which either operator would pay the other a call terminating fee, but only if the aggregate terminating charges in a month due one of the operators exceeded the aggregate charges due the other operator by more than 20%. This 20% limit was not exceeded in the one-year period of this agreement, so Magticom did not record Geocell call terminating charges nor recognize inbound interconnection revenue from Geocell during this period. In October 2004, Magticom and Geocell entered into a fully fee-based interconnection agreement, pursuant to which each pays the other a call terminating charge for all minutes of traffic exchanged between them. Geocell is Magticom’s largest traffic exchange trade partner. Magticom has fully fee-based interconnection agreements in place with all other Georgian operators with which it exchanges traffic.
      Network and Technology: Magticom’s network operates using the GSM standard, which is the leading standard for mobile telephony service throughout the world. Magticom’s radio network covers essentially all populated areas of Georgia. Magticom continually adds radio base stations to ensure nation-wide coverage and adequate call handling capacity in all areas of the country. Base stations are connected to one of two Magticom switching centers via microwave links, fiber optic cable or conventional copper cable. The switching centers are located in Magticom-owned quarters in Tbilisi, the Georgian capital city, and Kutaisi, a significant secondary city in western Georgia. These switching centers are inter-linked via multiple independent transport channels providing alternative traffic paths between the centers for fault tolerant continuous operation. Magticom operates a network control center in its Tbilisi switching center, from which engineers can monitor the entire network on a continuous basis.
      In 2004, Magticom’s network was enhanced to handle IP-based traffic in addition to conventional mobile voice telephony. GPRS and MMS technology supports exchange of information over the network in the Internet-like IP data format, including Voice-over-IP. The network is also equipped to handle push-to-talk services that simulate a walky-talky form of communication. Magticom anticipates that IP-based data communication over its network will expand very rapidly. As of late April 2006, more than 150 thousand Magticom customers have already subscribed to such services during the short time since their introduction.
      Magticom’s network and technology infrastructure capital spending program during the past three years has been relatively modest as compared with 2005. In 2005, Magticom spent $27.4 million in capital expenditures, which was principally spent on its network and technology infrastructure. Magticom currently plans to incur in excess of $60.0 million in capital expenditures during 2006, principally for its network and technology infrastructure. In 2006, Magticom plans to:

•	Complete a wide-scale rehabilitation of its existing radio base stations, including power, HVAC and containment systems. This work will also include a substantial expansion and optimization of radio transmission systems to assure coverage and effective voice quality for its much-expanded subscriber base;

•	Implement redundant, high capacity fiber-based systems in Tbilisi for connection of radio and central switching systems; and implement fiber-based links between Tbilisi and Kutaisi to interconnect Magticom’s primary switching nodes;

•	Upgrade its core switching systems, implement a new voice circuit switch and new packet switches, and deploy an initial limited-coverage radio access network to enable offering of “3G” mobile telephony services in Georgia. This work exploits the 2.1 GHz spectrum license acquired in 2005 and should position Magticom as offering the most advanced mobile telephony services available in the world; and

•	Implement a real-time billing and service provisioning system that will interface to the network using standardized, supplier-validated control protocols. This will require the implementation of an “Intelligent Network (“IN”)” host platform interconnected with the core switching systems. This work will provide Magticom a platform on which new software-enabled services can be quickly and safely deployed. The work will involve extensive staff development and training, replacement of existing and aged computer platforms, substantial modification and testing of mission-critical information systems, and implementation of the new IN core network component.
      Magticom’s billing system has been self-developed. It supports Magticom’s extensive pre-paid calling activity via close integration with the network’s switching systems, assuring that subscriber pre-paid balances are promptly made available for use and subscriber services blocked when these balances are exhausted. Magticom also develops its own distinctive call charging arrangements through this billing system. Magticom employs a growing staff of information technology professionals to manage continuing development of this and its other software systems.
      Competition: Magticom’s primary and presently only significant competitor is Geocell, a Georgian-Turkish-Scandinavian business venture that also operates a substantial GSM mobile telephony network in Georgia. Magticom presently holds, by its own estimates (no industry data is presently published), approximately 60% share of the Georgian mobile market to Geocell’s approximately 40%. This estimate is substantiated by analysis of the volume of traffic exchanged between the two operators. A third much smaller operator, Telenet, is a wireless fixed telephone service provider operating under a CDMA-450 MHz spectrum license in the city of Tbilisi, Georgia and has an immaterial market share. As previously discussed, in May 2006 and June 2006, Telenet became an affiliate of Metromedia International Group, Inc. and Magticom, by

means of common shareholder ownership (see “— Recent Developments — Acquisition of Telenet and IberiaTel”). These estimates suggest that penetration of the Georgian mobile market at year-end 2004 was approximately 20% of total population.
      Prior to 2004, competition in the Georgian mobile market was heavily based on service quality and coverage; with Magticom enjoying a significant advantage in both areas. Its network provided the widest coverage (all of Georgia) and was engineered to generally higher capacity thereby ensuring good call quality. Price competition during this period was minimal and Magticom seldom faced the need to discount its services. As Geocell reached approximate parity with Magticom’s coverage and, importantly, as mobile penetration in Georgia reached current levels; competition focused increasingly on price, customer service and distribution capacity. New mobile customers are increasingly price sensitive due to the comparatively limited affordability of mobile services. Price competition has arisen in the form of specialized consumer calling plans (essentially discounts). There has also been aggressive discounting of services offered to major business clients to ensure their continued subscription and to promote subscription by their employees. Average revenue per subscriber for both major mobile operators is falling in consequence.
      Magticom sells its pre-paid scratch cards and SIM cards through its own sales offices and a growing network of independent dealers. Major business and public sector clients are served by a separate sales team able to craft customized subscription and service packages. Magticom operates a 24 hour, 7 day customer service center reachable without charge by telephone. In addition to addressing customer service inquiries and complaints, this center also provides general information services on weather, travel and similar topics. Customers subscribing to Magticom’s newest line of IP-based services can obtain assistance in service set-up at Magticom sales offices.
      Both Magticom and Geocell advertise extensively in print, billboard and TV outlets. Magticom also publishes a high quality magazine, available to its major business clients and at sales offices, covering topics of general Georgian interest and providing information on Magticom services. Magticom’s brand name is universally known throughout Georgia; a factor reinforced by the fact that Magticom is the largest private company in the country outside of the oil and gas transport sector.
      On February 7, 2006 the Georgian government auctioned license rights to a portion of 800 MHz radio frequency spectrum usable for mobile telephony services using the CDMA technology standard. Bloomfin Limited won the auction with a bid of approximately 72 million GEL (approximately $40 million). The license, if developed, allows Bloomfin to offer a competitive CDMA mobile service in Georgia. The CDMA technology standard is not inter-operable with the GSM technology used for all mobile telephony services currently offered in Georgia and throughout Russia, Central Asia and Europe. Future competition in Georgia around 800 MHz CDMA will, therefore, likely be limited to mobile data and other non-voice services and fixed telephony services offered on a wireless basis, rather than wide-scale mobile voice telephony.
      On April 25, 2006, license rights for additional 3G radio frequency spectrum, representing less than 25% of the available 3G radio frequency spectrum, were offered at auction; in which the winning bid was approximately 20 million GEL (approximately $11 million). Magticom did not directly participate in the tender; however, Magticom has entered into agreements with the winner of the April 2006 auction, pursuant to which Magticom will acquire from that party license rights to all of their license rights. Magticom anticipates paying the full winning bid price, plus a nominal mark-up, for these license rights. Following the purchase, Magticom’s 3G spectrum holdings is less than 50% of total 3G spectrum, as required by Georgian law.
      On May 23, 2006, the Georgian government conducted an auction for license rights to a third 25% segment of the 3G spectrum. Magticom could neither directly participate in this auction nor acquire any portion of the license obtained by the auction’s winner, due to the aforementioned legal limitations on the portion of 3G spectrum which Magticom can hold. The winner of the May 2006 auction, with a bid of approximately 18.7 million GEL (approximately $10.4 million), was not operating any telephony service in Georgia. Geocell entered into an arrangement with the winner of the May 2006 auction, pursuant to which Geocell acquired from that party, license rights to the third 25% portion of Georgia’s 3G spectrum and commenced services in Tbilisi in December 2006.

      These recent developments suggest that the competitive landscape might be subject to further change in the future (see Item 1A. “Risk Factors — “The Company may be materially and adversely affected by competition from other communications companies or the emergence of competing technologies in its current markets.” and “The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors — Limitations in the Georgian Licensing Regime”).
      Regulatory: The present Georgian telecommunications regulatory and legislative regime is at an early state of development and is relatively unsophisticated and non-transparent as compared to those of other developed markets, as a result Magticom’s business operations could be adversely affected should this condition continue (see Item 1A. “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors — Immature State of Georgian Regulatory Regime and Evolving Georgian Telecommunications Legislative Process”).
      Furthermore, the Georgian parliament continues developing legislation and frameworks for regulation of the telecommunications sector. A new basic telecommunications law was passed before year-end 2005, with further refinements and extensions expected during 2006 and beyond. The legislative and regulatory regime will likely continue to evolve in significant ways and Magticom has little practical means to predict the specific character of the eventual legislative landscape or its specific effect on its operations.
      Laws and regulations passed during 2005 place limits on interconnection tariffs, set terms for license issuance or renewal, and enforce provisions for fair market access. These new conditions are somewhat less economically favorable to Magticom than those historically in effect. As required under the preexisting Georgian telecommunications law, Magticom continues to be negatively impacted by the regulators’ insistence on encouraging “new market entrant” competition by means of policy that has adverse consequences. For example, Magticom has been obligated to continue to provide telecommunication services to local new market entrants irrespective of the new market entrants ability to pay for the services that Magticom provides (see Item 1A. “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors — Evolving Georgian Telecommunications Legislative Process”).
      Licenses: Prior to January 2005, Magticom held licenses to provide mobile telecommunications services using both the 900 MHz and 1,800 MHz radio frequency spectrum. With respect to the 900 MHz radio frequency spectrum, Magticom has two separate licenses that cover distinct channels of this radio frequency spectrum which use 52% of the 900 MHz radio frequency spectrum available in Georgia for offering GSM data and voice services. Magticom had acquired the license rights in July 1996, for a nominal amount, and both licenses expire on July 10, 2006. On July 7, 2006, the Georgian regulator renewed these licenses for a ten year period, effective immediately. Magticom paid a license renewal fee of GEL 24.9 million (approximately $13.7 million). Magticom currently has one license for certain channels of the 1,800 MHz radio frequency spectrum which use 20% of the 1,800 MHz radio frequency spectrum available in Georgia for offering GSM data and voice services. Magticom had acquired the license rights in May 1999, for a nominal amount, and the license expires in May 2009. These spectrum licenses are granted by the Georgian regulatory authority for a ten-year period and are readily renewable. Historically, Magticom had paid license fees in installments over the license’s term; however, Georgian regulatory authorities recently introduced a license fee structure requiring full fee payment in the first year after license issuance. The granting authorities have the power to terminate Magticom’s licenses at any time for violation of license provisions and subject to certain restrictions. Magticom cannot operate its business without these licenses. (see Item 1A. “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors — Limitations in the Georgian Licensing Regime”).
      On January 25, 2005, the Georgian regulatory authority announced a tender of new mobile telephony spectrum license for 18% of the 800 MHz radio frequency spectrum available in Georgia for offering CDMA, data, voice and video services. On March 11, 2005, the Georgian regulatory authority announced a tender of new mobile telephony spectrum license for 25% of the 3G frequency spectrum available in Georgia for offering

3G GSM mobile voice, data and video services. Each license will grant its holder a ten-year commercial right to use the respective spectrum; however, the holder must offer commercial service using the spectrum covered by the license within one year. Applications for participation in the 800 MHz tender were closed on April 14, 2005 and for participation in the 3G tender on May 25, 2005. Tender applicants were required to pay 10% of the minimum license fees at time of filing their application; such amount either being refunded if applicant is unsuccessful in obtaining the license being tendered or being applied to the total final license fee due from a successful applicant. The minimum license fees were approximately GEL 5.8 million (approximately $3.2 million) for the 800 MHz license and approximately GEL 8.5 million (approximately $4.6 million) for the 3G license; with final fees to be set by auction among timely applicants for the licenses. Magticom applied timely for participation in both tenders and made the requisite application payments.
      In November 2005, Magticom acquired at auction a license to use 20% of the 1,800 MHz (or equivalent to 15% of the combined 900 MHz and 1800 MHz) radio frequency spectrum available in Georgia for offering GSM data and voice services. Magticom has paid approximately 1.0 million GEL (approximately $0.6 million) for the license, which is usable for a period of ten years. This license was originally auctioned in February 2004 and since Magticom was the only bidder for the license, the Georgian regulator should have awarded the license to Magticom. However, the February 2004 auction was contested by a Georgian group claiming that it had been prevented from participating due to an error being made by the regulator. In view of the claim, the regulator suspended the auction and Magticom protested the regulator’s actions. The case went to a regulatory administrative hearing, then to the local courts and ultimately was decided by the Georgian Supreme Court. The effect of the Georgian Supreme Court decision was to reinstate the original auction; that is, the Georgian group’s claim to participate was rejected and the regulator was ordered to hold the auction as originally planned. Since Magticom was the only legitimately entered contestant in the auction, the license was sold for the preset minimum opening bid amount. Further, the minimum bid level for this radio frequency spectrum was set back in late 2003, at a time before the regulator considered that there would be any competition for licenses in Georgia beyond Magticom and Geocell.
      On May 25, 2005, an auction among three applicants for the 800 MHz license was held at which Magticom entered the winning bid of approximately GEL 26.1 million (approximately $14.3 million) after seventy successive rounds of bidding. In June 2005, Magticom obligated itself to purchase the 800 MHz license for the final auction price, at which time 30% of that price was due and payable. As a result, Magticom will have the license rights, after all consideration has been paid to the government, to use this 800 MHz spectrum in Georgia for a period of ten years. The remaining portion of the price was payable in monthly installments. Magticom completed technical trials of the CDMA spectrum within one year as required by the license. An auction for the 3G license was held on August 5, 2005 and Magticom entered the winning bid and obligated itself to purchase the license rights for GEL 20.4 million (approximately $11.3 million). As a result, Magticom will have the license rights, after all consideration has been paid to the government, to use this 3G spectrum in Georgia for a period of ten years. Of the purchase price, 30% of that price was paid in September 2005 and the remaining portion of the price was payable in monthly installments. Magticom completed technical trials of the 3G GSM spectrum within one year as required by the license. Furthermore, on April 25, 2006, license rights for additional 3G radio frequency spectrum, representing less than 25% of the available 3G radio frequency spectrum, were offered at auction; in which the winning bid was approximately 20 million GEL (approximately $11 million). Magticom did not directly participate in the tender; however, Magticom has entered into agreements with the winner of the April 2006 auction, pursuant to which Magticom will acquire from that party license rights to all of their license rights. Magticom anticipates paying the full winning bid price, plus a nominal mark-up, for these license rights. Following the purchase, Magticom’s 3G spectrum holdings is less than 50% of total 3G spectrum, as required by Georgian law.
      The utilization of both the 800 MHz license and the 3G license will require Magticom to make certain investments in its network and technology platforms beyond those anticipated for the continuing operation of Magticom’s present GSM mobile telephony business. As indicated previously, Magticom intends to spend in excess of $60.0 million in 2006 for its capital expenditures program, this amount includes the aforementioned license fee requirements and also the capital spending necessary to utilize these spectrum licenses. Radiotelephony services using the 800 MHz spectrum are generally based on CDMA technology and those using the 3G spectrum are generally based on UMTS or comparable technology, both of which provide for efficient delivery of service features that complement or significantly extend features available using Magticom’s present GSM technology. Magticom is not prohibited under Georgian regulation and telecommunications law from offering services under the new 800 MHz and 3G licenses in addition to its current 900 MHz and 1,800 MHz GSM service offerings.

PeterStar (St. Petersburg and the Northwest Region of Russia)
      PeterStar is a fixed telephony operator centered in St. Petersburg, Russia and providing services principally in the Northwest Region of Russia. PeterStar provides local telephony services, transit services for other telecommunications operators, and data communications services for businesses and individual customers. These services are delivered to stationary locations via copper, fiber optic or wireless loop connections.
      Prior to August 1, 2005, the Company held a 71% equity interest in PeterStar. The remaining 29% was owned by Telecominvest, a telecommunications holding company, with interests in over 30 telecommunications, media and technology companies in Russia. As previously discussed, on August 1, 2005, the Company consummated the sale of its interest in PeterStar (see “— Recent Developments — PeterStar Sale Transaction”).
      Business Overview: PeterStar is the leading CLEC in Russia’s second largest city, St. Petersburg, and is licensed to offer telecommunications services throughout the Northwest Region of Russia and Moscow. PeterStar commands a significant share of the St. Petersburg market and enjoys a volume of business almost twice that of its nearest CLEC competitor in that market.
      PeterStar provides conventional and IP-based voice telephony services to its business and residential customers as well as a variety of data communication, digital transport and Internet access services. It also sells premises-based voice telephone systems and data routing systems, to arrange connection of its larger business customers to PeterStar’s network and to meet these customers’ internal communication needs. It offers several pre-paid calling cards, enabling their users to make long distance Voice-over-IP (“VoIP” or Internet-based telephony) calls or to access Internet service providers from any conventional telephone. PeterStar’s network is interconnected with the networks of other major Russian telephony operators as well as domestic and international IP and VoIP operators. PeterStar earns revenues from termination of these other operators’ traffic on PeterStar’s network and arranges at a cost the termination of its own customers’ traffic at remote destinations served by these other operators.
      PeterStar operates a digital, fiber optic telecommunication network that is interconnected with incumbent St. Petersburg and Moscow public telephony operators and with various mobile telephone, long distance and domestic and international IP-service operators. PeterStar has deployed approximately 2,200 kilometers of fiber optic cable in the St. Petersburg region and 80 kilometers of fiber optic cable in Moscow. Large customers and premises with high customer concentrations may be connected directly to this fiber optic backbone network. PeterStar also operates facilities capable of creating fixed wireless connections to St. Petersburg subscribers and it leases copper wire facilities from the incumbent St. Petersburg telephony operator (“North West Telecom”) to reach certain subscribers. PeterStar maintains wideband transport facilities between its switching nodes in Moscow and St. Petersburg and wideband facilities to its IP switching nodes in London and New York. These transport facilities have enabled PeterStar to service its customers’ Russian inter-city trafficking requirements and to efficiently provide international IP access services.
      PeterStar continually increases the long-run stability of its business by expanding its own facilities network, thereby decreasing dependence on facilities leased from other parties, including North West Telecom. During 2004, approximately 92% of PeterStar’s new connections were arranged using PeterStar’s owned infrastructure. PeterStar has also introduced its own data transport, Internet and VoIP services. These new generation services meet the steadily expanding demand for data and IP-based trafficking among commercial customers and the significant growth in residential Internet access. Such services provide a low-cost, high-function alternative to traditional circuit switched telephony. The PeterStar brand is well established in St. Petersburg as a hallmark for high quality service at competitive prices.

      Since 2003, PeterStar has pursued a strategy of regional expansion from its initial base of operations in the city of St. Petersburg. PeterStar opened branch operations in Moscow in 2003 to extend services to those of its St. Petersburg customers with Moscow business interests. In April 2004, PeterStar acquired controlling interest in Pskov City Telephone Company, the incumbent fixed line telephony service provider in the city of Pskov (the central administrative city of the Northwest Russia regional district bordering Lithuania, Estonia and Latvia). In September 2004, PeterStar acquired ADM, a leading independent provider of telephony and IP-based services in the city of Murmansk (a significant Russian seaport and central city of a Northwest Russia regional district bordering Finland and Norway). In February 2005, PeterStar acquired controlling interest in TZP, an independent provider of telephony and IP-based services in Kaliningrad (the Northwest Russia regional district located within the borders of Poland). PeterStar is actively pursuing other Northwest Russia regional acquisitions as well as expanding the scope of its existing St. Petersburg and subsidiary operations. This strategy focuses on rapidly positioning PeterStar as the Northwest Region’s largest independent fixed line telecommunications operator centered on its dominant position in the St. Petersburg area.
      As of October 1, 2003, Baltic Communications Limited (“BCL”) became a wholly owned subsidiary of PeterStar. Prior to that time, BCL was a wholly owned subsidiary of the Company. BCL provided local and long distance telephony services to customers in the St. Petersburg area and operated its own fiber optic transport network. Subsequent to its acquisition of BCL, PeterStar successfully integrated BCL’s staff and network with its own operating facilities and shifted BCL’s telephony and data service customers to PeterStar-branded services. BCL now serves as PeterStar’s outlet for pre-paid calling cards vended through a network of dealers.

      The following table summarizes PeterStar’s combined key financial and operating results for the last three years. Stand-alone results of BCL prior to October 2003 are combined with those of PeterStar since the acquisition of BCL by PeterStar was a transaction between two companies under common control. Accordingly, the results of BCL have been combined with PeterStar on a historical basis for presentation purposes, since PeterStar has accounted for its acquisition of BCL in a manner similar to the pooling method of accounting. The 2004 financial results include those of subsidiaries acquired during the year from the date of each acquisition.

	2004	2003	2002

		(Restated)	(Restated)
	(Amount in millions; number, line and
	customer counts and percentages in
	whole numbers)
Business fixed telephony services	$41.0	$37.7	$36.3
Regulated telephony services	6.6	4.0	3.4
Data and Internet-based services	20.6	16.1	12.6
Carrier services	8.3	9.3	7.6
Equipment sales and other revenues	2.6	3.4	2.9

Total revenues	79.1	70.5	62.8
Cost of services (excluding depreciation and amortization of network)	26.5	23.5	19.2
% of total revenues	33.5%	33.3%	30.6%
Selling, general and administrative expenses and impairment charge	18.6	14.1	18.3
Depreciation and amortization	23.1	20.3	18.8
Other expenses, including income taxes	5.7	6.6	4.8

Net income	$5.2	$6.0	$1.7

Capital expenditures (excluding outlays for subsidiary acquisitions)	$15.1	$15.9	$13.1
Business customer numbers in service	64,052	58,880	54,555
Regulated customer numbers in service	96,136	37,051	35,801
Number of leased lines	4,577	3,150	1,839
Number of Internet dial-up customers	91,045	16,238	10,144
      PeterStar’s U.S. Dollar financial results have historically been affected by the effects of either the strength or weakness of the Russian Ruble, PeterStar’s functional currency since the beginning of 2003, against the U.S. Dollar (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results of Operations for the Year Ended December 31, 2004 Compared to Consolidated Results of Operations for the Year Ended December 31, 2003 — Fixed Telephony” for additional discussion of PeterStar’s financial performance).
      Customers and Markets: PeterStar’s customers are businesses and residential consumers in St. Petersburg and the other Russian cities in which PeterStar has established branches or otherwise acquired an operating presence. It offers to these customers conventional voice telephony services as well as a variety of data, digital transport and Internet-based communications services. Its original and presently still largest service offering is conventional voice telephony, through which a subscriber at a fixed location is provided with a publicly accessible telephone number and the capability to make and receive voice telephone calls. In the Vasilievsky Island district of St. Petersburg and the city of Pskov, PeterStar serves as the principal local provider of residential telephone services, and is required to sell such services at tariff rates set by the Russian regulatory authorities. Telephony services for business customers and all data communication, transport and Internet-based services are sold at rates set by competitive market conditions.

      “Business Fixed” Telephony — Businesses in St. Petersburg and other Northwest Russia regional cities represent PeterStar’s primary market. PeterStar offers business customers integrated high-quality voice and data communications services on a competitively priced basis. In this capacity, PeterStar serves as an independent and competitive alternative to the incumbent local telephony operator. This CLEC business model has been widely adopted in St. Petersburg and Moscow, where CLECs account for a preponderance of business customer sales. PeterStar is the largest CLEC operating in the St. Petersburg market. It markets through premises sales forces, service centers and telemarketing programs. Its brand is very well known in St. Petersburg and is reinforced through a continuing stream of promotional programs.
      PeterStar markets to both large businesses with complex or high capacity voice and data communications requirements and often significant internal as well as public access communications needs; and to small and medium scale businesses whose requirements may be less demanding. This market is highly competitive and the customers are generally discerning in their selection of price, service and quality mix. Customer loyalty can be maintained, especially among larger business customers, only through aggressive customer care and continued high quality at competitive prices. Maintenance and continued growth of business fixed telephony revenues is central to PeterStar’s marketing programs and it has introduced a variety of competitive tariff and service arrangements to ensure the continued satisfaction of current business customers and attractiveness to new customers. In 2003, it established rates for its business customers on a Russian Ruble denominated basis, replacing former U.S. Dollar denominated rate structures, as a measure to reduce PeterStar’s revenue volatility due to currency exchange rate fluctuations.
      “Regulated” Telephony — PeterStar is also the primary provider of fixed residential telephony services on a regulated price basis in the Vasilievsky Island district of St. Petersburg and, through its recently acquired Pskov subsidiary, in the city of Pskov. In this capacity, PeterStar operates fragments of public service telephone network in these areas. PeterStar’s residential telephony tariffs are set by the Russian regulatory authority so as to be the same as rates offered elsewhere by the incumbent operator. Although these residential service tariffs are considerably lower than those charged PeterStar’s business customers, PeterStar management believes that its residential voice telephony customer base represents a significant opportunity for sale of value-added and non-regulated Internet-based and VoIP services.
      “Data and Internet” Services — PeterStar’s business telephony subscribers are also the primary customers for its data communication, digital transport and VoIP or other Internet-based services. Residential telephony subscribers are offered dial-up Internet access and low cost VoIP Internet-based telephony services. This “data market” is rapidly developing, growing at a rate substantially greater than demand for conventional voice telephony. For its business customers, PeterStar can provide a wide range of data communication services over the same premises access links used for existing voice telephony, thereby enabling integrated voice and data communications systems. PeterStar’s digital transport channel offerings also enable its business customers to configure their own internal data networks spanning multiple locations. Residential customers can use their conventional voice telephone line to access the Internet via PeterStar’s Internet dial-up services and also make low cost VoIP telephone calls using the Internet. In 2004, PeterStar initiated provision of wireless Internet access (WiFi) at “hotspots” located in heavily frequented commercial locations. Business proprietors in such locations can offer their customers wireless connection to the Internet via suitably equipped portable personal computers and similar data processing appliances.
      “Carrier” Services — Although not customers in the conventional sense, PeterStar maintains commercial relationships with other telephony and IP-based operators for the purpose of exchanging traffic with these other operators. These operators pay PeterStar to terminate traffic from their subscribers on PeterStar’s network. Conversely, PeterStar pays these operators to arrange termination of PeterStar customer traffic at remote destinations on the other operators’ network. PeterStar may also transit traffic through its network from one interconnected operator to another, although this is a very low margin proposition not energetically pursued. PeterStar has opened its own IP traffic interconnection nodes in London and New York. Through these nodes, PeterStar can directly exchange IP-based voice and data traffic with international operators. The nodes are connected to PeterStar’s switching systems and customer base in Northwest Russia over high capacity channels, enabling PeterStar to directly terminate international IP traffic in Russia at attractive rates and to deliver Russia-originated IP traffic to international destinations at low cost. The volume of such IP traffic, approximately equally divided between incoming and outgoing flows, has grown from 5 Terabytes (thousand billion data characters) per month in 2002 to 87.6 Terabytes per month in December 2004.
      “Equipment and Other” Sales — PeterStar offers premises-based equipment to its business customers. Such equipment supports a variety of high-function forms of interconnection with PeterStar’s voice telephony and data service, as well as supporting a customer’s internal voice and data communication systems. PeterStar also offers business customers planning and engineering services connected with arrangement of the customer’s overall communication system. Although these sales and services do not make up a material part of overall revenues, PeterStar’s ability to sell and service premises-based systems in conjunction with its wide range of public access telephony and data services positions PeterStar as a one-stop, full-service provider to its business customers. This creates an important competitive advantage, especially in the large business customer market.
      Service Provision: PeterStar provides telephony and data communication services by arranging suitable connecting links between its core switching and transport network and a customer’s premises. Via these “local loops” or “last mile” connections, customer voice telephone calls reach or are delivered from PeterStar’s voice switching systems. These same premises connecting links can be used to provide data communication channels for customer data and Internet traffic. Certain of PeterStar’s Internet access and VoIP services can be reached from any conventional telephone, whether or not directly connected to PeterStar’s network, by dialing suitable access numbers.
      Business and “Regulated” Telephone Number Services — PeterStar provides conventional local, national and international voice telephony services as its core line of business. Customer connection to the national and international telephone network is provided via the customer’s connection to PeterStar’s network. Telephone numbers, obtained from the local incumbent operator for PeterStar’s exclusive use and recognized within the national telephone numbering system of Russia, are assigned to the customers. Voice communication to and from parties not served by PeterStar’s network, including local calls to/from subscribers of other network operators, are arranged via PeterStar’s interconnection with other Russian and international carriers.
      PeterStar offers its business customers both regular telephone number services (one line — one number), and serially numbered services (several lines — one number). In the latter instance, a single telephone number is assigned to several subscriber lines terminating at the customer’s premises. Serially numbered service enable simultaneous calls to the same telephone number and provide an effective solution for the offices of large companies, and those offering information and reference services. Business customers may also connect their own premises-based voice telephone systems to PeterStar’s wide-area telephone network, enabling outward and inward dialing to/from any telephone number in combination with the customer’s internal telephone calling. Larger customers operating in several locations can organize their PeterStar-provided services into a virtual private network (VPN), enabling geographically disbursed users to obtain services similar to those offered by single-premises voice telephone systems.
      PeterStar provides its residential (i.e. “regulated”) customers with a conventional telephone line and number. This service arrangement is essentially indistinguishable from that provided by the incumbent local operator to residents outside of PeterStar’s serving area. This service is price-regulated as a condition of PeterStar maintaining its residential telephony service provision rights, assuring that residential customers in areas served by PeterStar have telephone rates equal to those in the general metropolitan area. However, PeterStar is able to offer its residential customers commonly billed, value-added Internet access and VoIP services via their local telephone. As residential demand for higher performance Internet and data communications access grows, PeterStar is well positioned to deliver such services to its residential customers by virtue of their premises connection to PeterStar’s powerful backbone network.
      Leased Line Data and Digital Services — PeterStar offers a wide array of digital and data communication services designed principally for use by business customers. These services exploit the data transport capabilities of PeterStar’s extensive network and are an increasingly frequent adjunct to business voice communication. These services are provided via high-capacity digital links (“leased lines”) between the customer’s premises and PeterStar’s backbone network. Services delivered via these links include: dedicated point-to-point channels of various capacities for the customer’s private data or voice communication, ISDN connections enabling fixed format multi-channel voice and data communication with digital controls, frame relay and ATM services enabling data communication among distributed points via a shared data network, and high speed IP access to the Internet. PeterStar also provides high capacity connecting links for Internet-based value added service providers (i.e. the “web” and “dot com” proprietors of network-based services delivered over the Internet). Through their PeterStar IP link, these service providers can exchange Internet traffic with users around the world. This array of data communication arrangements represents the fastest growing PeterStar services segment.
      Dial-Up, VoIP and DSL Data Services — PeterStar also offers data and Internet focused services designed for consumers that are available by dialing special access numbers from any conventional telephone. These include dial-up Internet access and VoIP services that provide a low-cost alternative to conventional voice telephony based on the Internet’s IP protocols. VoIP services offer a low-cost form of Internet-based voice telephony that is especially attractive for consumer long distance calling. These services are available to both PeterStar’s own conventional telephony subscribers and to the subscribers of other telephony operators. Customers with very aggressive Internet access requirements can obtain dedicated, high-speed access via digital subscriber loop (DSL) service. PeterStar, principally through its BCL subsidiary, sells pre-paid calling cards usable for VoIP calling and dial-up Internet access. Such cards can be used in conjunction with any telephone and enable the user to make VoIP long distance calls or access Internet services providers. The cards are usable in St. Petersburg, select Russian cities and in certain foreign countries.
      Carrier Interconnection — PeterStar provides other carriers with the means to terminate traffic destined for PeterStar’s voice telephony subscribers. Via this “transit” service, such carriers can deliver calls from their customers to telephony subscribers of PeterStar’s network. This service is commonly used by other Russian operators, both mobile and fixed; and by international operators serving customers outside of Russia. PeterStar’s IP switching nodes in London and New York provide a point of presence for exchanging traffic with international IP and VoIP carriers. Such carriers can use PeterStar’s services at these nodes to exchange IP traffic with destinations in Russia. PeterStar uses its interconnections with other domestic and international carriers to arrange delivery of its own subscribers’ traffic to remote destinations. Such carrier interconnections are most often priced at wholesale rates, with the interconnecting parties offsetting aggregate originating and terminating traffic charges when settling net payments.
      Equipment Provision — PeterStar is an official distributor of Avaya equipment, a premises-based voice telephony system capable of serving internal communications requirements of business customers. This enables PeterStar to offer complete “turn-key” solutions for its business customers (i.e. wide-area telecommunications services integrated with the customer’s internal communication via premises-based hardware). The equipment is sold to business customers using PeterStar network services. PeterStar also sells Ericsson, Cisco and General Datacom equipment, which is usable for implementing a variety of premises-based voice and data communications solutions.
      Customer Care: PeterStar provides a high level of service support through its Russian and English speaking customer service team and operates a 24-hour, 7 days per week bilingual helpdesk. PeterStar also maintains a separate customer service team whose focus is to support only high-end business customers.
      Network and Technology: PeterStar’s fully digital network in the St. Petersburg area consists of fiber optic distribution facilities connected to switching nodes disbursed throughout the area, with these nodes routing traffic through a central switching center. The network nodes are in quarters leased from the incumbent operator or in other leased or owned quarters. PeterStar’s network is interconnected with the networks of other telephony operators in St. Petersburg including the incumbent operator, Petersburg Transit Telecom, Metrocom, Golden Telecom, Rostelecom, and the major Russian mobile telephony operators. Through the central switching center, the network is also connected over leased high-speed digital transmission facilities to PeterStar’s IP switching nodes in London and New York. PeterStar leases high-speed digital transmission facilities between St. Petersburg and Moscow to enable telephony, data and dedicated channel connections between its nodes in those cities. It also leases lower capacity transmission facilities to interconnect its St. Petersburg network with those of its other branches in Northwest Russia. The PeterStar network supports telephony connections over analog communication lines, E1 digital trunks or primary rate

ISDN links. Dedicated point-to-point digital channels for data or telephony use can be arranged at variety of speeds and capacities. Internet access is provided on a dial-up or dedicated channel basis. A VoIP node provides voice telephony services in an Internet-based format.
      Customers are connected to the PeterStar network via direct fiber optic connection, via wireless links to nearby fiber optic nodes, or via copper links leased from the incumbent operator. The method of connection depends on the services subscribed, availability of direct fiber access at or near the customer’s premises, and anticipated customer traffic volumes. Larger corporate customers and customers located in concentrated business centers are generally linked to the PeterStar network directly via fiber optic cable. This yields efficient, marginally inexpensive, highly reliable connections with very high transmission speeds; and is the preferable method of connection wherever economically feasible. PeterStar is continually expanding the extent of its fiber optic network to readily enable such connection for an ever-wider range of customers. PeterStar implemented narrow band wireless local loop capabilities in 1999 and in the first quarter of 2003 launched wireless broadband capabilities. Using these facilities, connections can be arranged between a customer’s premises and PeterStar’s backbone fiber optic network. This allows rapid service deployment to new customers not yet reached directly by PeterStar’s fiber optic facilities. PeterStar also leases copper wire facilities from the incumbent local operator to reach certain customers. This is the least desirable method of connection, due both to the quality and bandwidth limitations of copper links and the dependence on the local incumbent. PeterStar’s network development strategies have focused on significantly reducing the extent of its leased, copper-based serving arrangements. At year-end 2004 PeterStar leased only approximately 8 thousand copper wire subscriber links from the incumbent operator.
      PeterStar’s Moscow branch operates a network comparable in composition, but smaller in scale than the St. Petersburg network. Other branches operate combinations of fiber optic and wire-line distribution networks centered on local telephony or data switching nodes. The largest of these is the Pskov branch network, which provides conventional telephony services to the residents of Pskov. These branch networks are interconnected to the networks of other operators in each branch area, enabling traffic exchange with the subscribers of those other networks. Branch subscriber connection to St. Petersburg and other national or international destinations can also be arranged through channels to PeterStar’s St. Petersburg switching hub.
      The PeterStar’s St. Petersburg wireless access network (“WAN”) is built using a cellular radio structure, with cells covering St. Petersburg and the surrounding area. Each cell contains a base station with one or more radio ports. Each radio port is equipped with sector antennas to implement a point-to-multipoint access scheme. Subscriber terminals located at or near a subscriber’s premises enable up to 150 subscriber lines to be connected. PeterStar’s St. Petersburg WAN consists of three segments — 1.5 GHz, 2.4 GHz and 26 GHz.
      PeterStar operates Internet access nodes in St. Petersburg, Murmansk and Kaliningrad that enable dialed and dedicated access to the world-wide Internet. PeterStar has implemented Frame Relay, ATM, and Gigabit Ethernet data communications service facilities utilizing the backbone transmission and subscriber connection links of its underlying digital network. The Frame Relay facilities support 2 Mbps switched data streams, which can be subdivided into 64 Kbps channels. The ATM facilities support data transmission at a speed of 622 Mbps. The Gigabit Ethernet facilities support data communications speeds of 10/100 Mbps. These data communication facilities support a wide array of Internet access and virtual private network configurations.
      Competition: There are a number of well-established CLECs operating in St. Petersburg, Moscow and the Northwest Russian cities served by PeterStar’s subsidiaries. These include PTT, Golden Telecom, ComStar, Equant and Metrocom. PeterStar remains the market leader among independent St. Petersburg operators. PeterStar’s Moscow branch is a comparatively minor competitor in the Moscow city market and was established principally to service PeterStar’s St. Petersburg customers with operations in Moscow. The recently acquired Pskov subsidiary is the predominant supplier of conventional telephony services in the city of Pskov. PeterStar’s Murmansk subsidiary is one of only two major suppliers of Internet access and independent telephony services in that city. PeterStar’s Kaliningrad subsidiary is presently a minor competitor and was acquired to serve as a base from which to initiate significant service expansion in that city. PeterStar’s branches in other cities are small in comparison to the incumbent local operators; and at this point are providing only a point of presence for trafficking with PeterStar’s customers in St. Petersburg. The presence of other CLECs in these branch cities is, however, also minimal and PeterStar is currently not at any general competitive disadvantage. Branch expansions as well as expansion of subsidiary operations in Pskov, Murmansk and Kalinigrad will proceed apace with general economic development in these secondary Russian cities.
      While PeterStar is competitively challenged in its initial St. Petersburg operating territory, it has maintained market leadership there. Relying on the brand strength established in St. Petersburg, PeterStar has gradually expanded from this initial base of operations in an effort to position itself as the dominant independent operator in Northwest Russia, the portion of the country bordering Finland, the Baltic States and serving as a corridor into Europe. In doing so, PeterStar is entering into direct competition for national positioning with the largest Russian telephony operators. This has provoked increased competitive aggressiveness from these large operators. It also served to stimulate acquisition appetites that ultimately contributed to arrangement of the PeterStar Sale.
      Licenses: PeterStar and its recently acquired subsidiaries hold various material licenses to provide telecommunications, telematic, data transmission and video conferencing service and to lease circuits. These licenses are generally granted by various Russian regulatory authorities for 5 to 10 years and are readily renewable through negotiations. PeterStar’s license for local and national telephony was due to expire on November 28, 2004. In August 2004, PeterStar submitted an application to the Russian Federal Telecommunications Regulation Agency (the “Agency”) for a new license. At the time, due to changes in Russian telecommunication legislation, the Agency temporarily was not issuing any new licenses. However, on October 29, 2004, the Agency formally extended the term of PeterStar’s license until March 1, 2005. On February 18, 2005, the Agency further extended the term of PeterStar’s license until June 1, 2005. On March 25, 2005, the Agency issued a letter confirming that PeterStar’s license application had been approved and that the new license would be issued shortly. On May 13, 2005, the Agency issued a letter stating that on April 26, 2005, the Agency adopted resolution No. P23-2-05-02-4 granting PeterStar license No. 31504. In the letter, the Agency informed PeterStar that the actual license documentation was being prepared and would be ready shortly. PeterStar received its new license on June 27, 2005. The new license is valid from April 26, 2005 through April 22, 2010.
      In the event PeterStar violates the terms of its licenses, the Agency has the power to terminate them, subject to certain restrictions. PeterStar cannot operate its business without these licenses.

Telecom Georgia (Tbilisi and the country of Georgia)
      Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia.

Ownership Structure, Control of Business — Consolidation Accounting, Prior and Prospective Accounting Treatment and Financial Accounting, Reporting and Disclosure Process Issues
      Ownership Structure, Control of Business — Consolidation Accounting: The Company presently has a 25.6% economic ownership interest in Telecom Georgia. As previously discussed (“— Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Telecom Georgia Ownership Activity”), prior to mid-February 2005, the Company owned 30% of Telecom Georgia, with the remaining 70% of Telecom Georgia owned by the Georgian government (51%) and Bulcom-c Ltd., a private Cyprus company (19%).
      As a result of the restructuring of the Company’s ownership interest in Telecom Georgia in February 2005, the Company gained the ability to exert operational oversight over Telecom Georgia. On May 23, 2005, the charter of Telecom Georgia that was in effect for the past several years was amended, as a result, certain substantive participatory rights that were afforded to the minority shareholder were eliminated, which allowed the Company to follow the consolidation method of accounting.
      In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. As a result of these transactions, the Company’s economic ownership interest in Telecom Georgia decreased to 20.7% and is now held through various U.S. based holding companies in which the

Company has the controlling interest, thereby enabling the Company to continue to exercise operational oversight and also consolidation accounting with respect to Telecom Georgia. Further, in October 2006, the Company, through International T LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%.
      Prior and Prospective Accounting Treatment: Subsequent to December 31, 2003, the Company had not recorded any share of the losses of Telecom Georgia since, as of December 31, 2003 the Company’s carrying balance in accordance with U.S. GAAP was zero and the Company had no obligation to fund the operations of Telecom Georgia.
      Prior to February 2005, by virtue of its controlling 51% ownership position, the Georgian government treated Telecom Georgia essentially as a state-owned entity. The Georgian Telecommunications Ministry and after the 2003 change in government in Georgia, the Georgian State Property Commission, almost solely directed the management of Telecom Georgia and the Company’s participation in the management of Telecom Georgia was sharply limited. Although Telecom Georgia paid dividends until 1999, the absence of dividends since that time reflected a sharp decline in Telecom Georgia’s cash flows. This condition, coupled with the very limited degree to which the Company was able to influence operations within Telecom Georgia, prompted the Company’s 2003 decision to completely write-down its interest in this asset. The Company, however, did not move to divest its interests in Telecom Georgia on the possibility of ultimately being able to obtain the state’s interest in a future privatization. The Company believed that, under such circumstances, the business of Telecom Georgia could reasonably be developed in conjunction with the Company’s other business interests in Georgia. This privatization occurred with the aforementioned February 2005 Company purchase of the Georgian state’s interest.
      Financial Accounting, Reporting and Disclosure Process Issues: Although Telecom Georgia’s financial accounting workflow processes and corresponding accounting information systems are sufficient for local statutory and tax reporting purposes, they are inadequate for the timely preparation of U.S. GAAP financial accounting and reporting. Telecom Georgia’s financial accounting workflow has been designed to meet its respective statutory tax reporting requirements. As a result, accounting transactions are often not recorded timely (“months” vs. “days”) within the statutory accounts due to the delay in receipt of sufficient documentation, both third party and internally generated, to record those respective transactions. Furthermore, the statutory accounting workflow process is fundamentally “cash” vs. “accrual” based.
      Compounding this issue is the fact that the local accounting information systems were designed for the local statutory tax reporting purposes. Accordingly, preparation of the financial management accounting and reporting for Telecom Georgia requires significant effort outside of the installed accounting software packages, due to limitations of the respective local accounting software packages. Thus, the finance personnel rely heavily upon spreadsheet and database software packages that are not integrated with the local accounting software system. This workflow environment is manually intensive, subject to the risk of human error and creates a situation whereby the ability to properly analyze detailed account activity during the review process is arduous, thus creating significant delays in the review process.
      These circumstances will demand considerable management and operational restructuring within Telecom Georgia, including implementation of procedures and placement of personnel satisfactory to meet U.S. GAAP reporting and internal controls requirements. The Company’s planned business development initiatives for Telecom Georgia are currently being implemented by the management team of Telecom Georgia and will run parallel with the Company’s plans to implement efficient and effective U.S. GAAP reporting and financial controls (See “ — Company’s Ability to Timely File Future Reports with the SEC and Comply with Section 404 “Management Assessment of Internal Controls” of the Sarbanes-Oxley Act of 2002 (“SOX 404”)’’).
     Discussion of the Telecom Georgia Business
      Overview and History: Telecom Georgia is an international long distance telephony and local telephony transit service provider in the country of Georgia, with its center of operations in that country’s capital city,

Tbilisi. It maintains more than 1,100 international channels and direct interconnection arrangements with international long distance carriers. It also maintains interconnecting links with all Georgian fixed and mobile operators and all other Georgian long distance operators. Telecom Georgia is the oldest independent long distance operator in Georgia and has exclusive rights to use the dialing code 810, which was the long distance access code employed throughout the former Soviet Union. This positioning had earlier enabled Telecom Georgia to virtually monopolize long distance traffic in Georgia; however, a number of competitor long distance operators have entered the market since Telecom Georgia’s formation. Telecom Georgia is also the oldest independent provider of “transit” services in Georgia; an arrangement whereby other Georgian telecommunications operators use Telecom Georgia’s network to exchange traffic among themselves. Telecom Georgia is also licensed to directly provide local telephony services; but does not do so at this time.
      Telecom Georgia was formed in 1993, soon after the collapse of the former Soviet Union and independence of the Georgian state. Although funded by private investment, including the Company’s, it operated as a state-owned business managed by the Georgian Ministry of Communications. Its purpose was to create international telephony channels enabling voice communication in and out of Georgia and to create an interconnecting network within Georgia linking all domestic telecommunications operators. The latter network would permit the state-owned local telephone operator and any new fixed or mobile telephony operators to unite in a common national telephone system. The state recognized a keen need to quickly develop both international and domestic networking capabilities in consequence of the poor condition of Georgian communications following the Soviet collapse. Telecom Georgia’s founding mission, therefore, reflected both conventional commercial business development aspirations and the new Georgian state’s need to create a viable national telephony infrastructure. Telecom Georgia was granted virtual monopoly status and quickly prospered.
      By 1999, Georgia had succeeded in attracting development of three mobile telephony operators (including Magticom) and an additional fixed line telephony operator, all privately owned and managed, and had somewhat revitalized the state-owned public fixed line telephony service network. Telecom Georgia provided the interconnection network used to inter-link all of these operators and enable their access to international destinations. This much-improved condition of Georgia’s national communication infrastructure prompted the government to alter regulations so as to enable new entrants into the international long distance markets. In response, a number of new companies were formed; many of them extensively exploiting Telecom Georgia’s domestic interconnection network to quickly create service offerings that competed directly with Telecom Georgia. Regulation of interconnection tariffs and policies prohibited Telecom Georgia from extracting compensating rates for the resultant business losses it sustained. Telecom Georgia’s share of lucrative international long distance traffic fell quickly; yet, by state policy, it was required to maintain the comparatively high costs of its national operator transit network. The result was a precipitous decline in Telecom Georgia’s financial performance beginning in 1999.
      Under state management, Telecom Georgia was highly bureaucratized and employed an oversized workforce. Telecom Georgia’s internal accounting and control systems were under-developed by western standards and state disinterest in bottom line financial performance created no incentives to remedy this situation. Loose supervision by the responsible state ministry and the emergence of new long distance operators eager to exploit Telecom Georgia’s extensive domestic interconnection network created opportunities for corruption. As a minority owner, the Company had no rights to intervene in these circumstances. Affairs at Telecom Georgia deteriorated significantly, although it continued to maintain the most extensive and arguably best quality national transit and international access network in Georgia and its brand recognition within Georgia and internationally remained strong.
      In late 2003, a popular revolution occurred in Georgia. The former government leadership was largely overthrown and the post-revolutionary government leadership adopted a program aimed at privatizing numerous state interests. The Company opened negotiations with representatives of this new government in early 2004, seeking to arrange the privatization of the state’s interest in Telecom Georgia. In the same period, other post-revolutionary programs addressed correction of past corrupt practices, including investigation of the possibility of such practices at Telecom Georgia. In mid-2004 and largely in consequence of these investigations, Telecom Georgia’s former General Director resigned and fled Georgia. Further resignations of

Telecom Georgia’s former leadership followed. With the state’s agreement, the Company actively supported restructuring work within Telecom Georgia initiated by the incoming General Director and his newly recruited management team. These efforts resulted in Telecom Georgia being able to sustain financial viability through 2004. They also afforded the Company an opportunity to conduct some due diligence review at Telecom Georgia, although this was limited by the poor condition of Telecom Georgia’s internal accounting records and business forecasting processes.
      As previously indicated, in February 2005, the Company acquired the Georgian governments 51% economic interest in Telecom Georgia for cash consideration of $5.0 million (see “— Recent Developments — Reorganization of Georgia Holdings”). Despite Telecom Georgia’s presently poor financial condition, the Company pursued acquisition of the state’s 51% interest to gain control of a business that is, for all the aforementioned reasons, centrally positioned within Georgia’s national telephony infrastructure. With the controlling position it recently acquired in Magticom, Georgia’s largest domestic telephony operator, the Company anticipates considerable strategic opportunity arising from its control of Telecom Georgia, Georgia’s most extensively interconnected international long distance operator. This, the continuing strong brand image of Telecom Georgia (it is generally still recognized by international operators as “the” national representative of long distance traffic into Georgia), and the exclusive rights to use the most popular and well-established long distance dial access code of 810, prompted the Company’s acquisition. As part of the purchase agreement, the Georgian state ceased any further investigations into Telecom Georgia’s past practices, warranted that no state claims against Telecom Georgia are pending, and further warranted to pay certain long outstanding amounts due from state agencies to Telecom Georgia.
      Customers and Services: Telecom Georgia’s customers are ordinary fixed and mobile telephone subscribers in Georgia, other telephony operators in Georgia, and international telephony carriers. Telecom Georgia does not maintain its own direct links to long distance callers in Georgia. Instead, telephone subscribers of any domestic operator can reach Telecom Georgia’s long distance service by dialing the access code 810. Such calls are then routed by the end operator to Telecom Georgia, which bills the subscriber for the long distance call. Domestic operators may also send their general long distance traffic (i.e. long distance calls dialed without any specific access code) to Telecom Georgia for routing to the appropriate international or domestic destination. Telecom Georgia collects a fee from the domestic operator for this service. International callers to Georgia reach Telecom Georgia through their international carrier, whereupon Telecom Georgia routes the call to the appropriate domestic operator for completion to the end subscriber in Georgia. Telecom Georgia collects a fee from the international operator for arranging this call termination.
      Outgoing Call Services — Telecom Georgia competes in the retail long distance services market with its 810-accessed service. Georgian telephone subscribers, both businesses and consumers, can dial this access prefix primarily when making international long distance calls. Telecom Georgia completes the call via an interconnecting link it has pre-arranged with an international carrier serving the country of the call’s destination. Telecom Georgia competes for this retail traffic by establishing competitive rates and quality based on the service arrangements it has negotiated with the international carriers. It provides itemized, post-paid billing of its retail customers’ long distance calls. It also sells pre-paid calling cards usable from telephones within and outside Georgia. Telecom Georgia promotes use of the 810 access code to Georgian consumers, emphasizing call quality, competitive pricing and customer service. The brands “Telecom Georgia” and “810” are well known among consumers due to Telecom Georgia’s early entry into post-Soviet Georgia’s telecommunications market and to the lasting familiarity of 810 as the only long distance access code used within the former Soviet Union. Telecom Georgia also fields a business sales force that targets customized calling arrangements for major business customers.
      Telecom Georgia also provides long distance call services on a wholesale basis to other Georgian operators. The operators can send their general long distance traffic to Telecom Georgia, while billing their calling subscribers a general long distance rate. The operators pay Telecom Georgia a pre-negotiated wholesale rate for this service, and the calling subscriber is unaware that Telecom Georgia is handling the call. Telecom Georgia competes for such wholesale traffic by offering high service quality, broad access to international destinations at competitive rates and technical convenience of interconnection. Telecom

Georgia’s interconnection network, the most extensive in Georgia, serves as a strong foundation for growing this wholesale outgoing trade.
      Incoming Call Services — Telecom Georgia provides call traffic terminating services into Georgia for international carriers. Such call traffic is handed off to Telecom Georgia by the international carrier at various pre-arranged points of interconnection. Telecom Georgia has created the widest array of such international carrier connections of any Georgian operator. It competes for international carrier traffic on the basis of service quality, reliability, convenience and professionalism of business arrangements and, to a lesser extent, on price.
      Transit Services — By regulation (and original founding intent), Telecom Georgia’s call terminating services are also available to other Georgia telephony operators. Telecom Georgia’s highly interconnected inter-operator network enables calls to be exchanged among these domestic operators for purposes other than international long distance calling. Such calls “transit” Telecom Georgia’s network without leaving the country. This is advantageous, especially to smaller domestic operators that cannot afford to construct their own interconnections to all other Georgian operators. Subscriber traffic destined for another Georgian operator’s network can be presented to Telecom Georgia for subsequent routing to that other operator. Domestic operators using this arrangement are required to pay Telecom Georgia a regulated call terminating rate when presenting traffic for termination elsewhere in Georgia.
      In certain instances, the regulated wholesale rate an operator pays to Telecom Georgia for completing calls to another Georgian network may be less than retail rates prevalent in the market for calling subscribers of that other network. In such instances, a call originating operator can realize a profit solely from the arbitrage between the regulated wholesale and unregulated, market prevailing retail rates.
      Other Services — Telecom Georgia offers telephone subscribers certain value-added services, including Internet access and information services. This has historically not been a principal business focus of Telecom Georgia and its position in the consumer value-added services market is minimally developed. However, Telecom Georgia’s extensive network and general Georgian consumer recognition of the “Telecom Georgia” brand create considerable opportunity for future development of such services. Telecom Georgia is also licensed to provide direct telephony services in Georgia, although it has not yet done so. Exploiting this license right would require build-out of its own subscriber access network, which Telecom Georgia might undertake in the future in conjunction with the Company’s other Georgian telecommunications businesses.
      Telecom Georgia offers other Georgian operators limited direct use of its network facilities on a commercial basis, including leasing of point-to-point dedicated transport channels. It also continues to operate an inter-city call routing network used by the state-owned fixed telephony service provider. This state operator pays a monthly fee for this arrangement, which was originally established to compensate for the state-operator’s limited inter-city transport networking capabilities in eastern Georgia. These specialized service arrangements do not provide material revenue to Telecom Georgia and will likely be phased out over time.
      Costs of Service Provision: Telecom Georgia pays other operators to handle Telecom Georgia’s traffic. These costs of service provision represent a very material portion of Telecom Georgia’s gross revenues. Telecom Georgia’s continued profitability depends significantly on arranging attractively priced agreements with international carriers that can be maintained at low operating cost; and on promoting direct end subscriber use of the 810 access code for international calling. Neither of these arrangements is subject to Georgian cost-based regulation of domestic wholesale interconnection rates, and thus they provide the most significant basis for building sustainable competitive advantage.
      Costs of International Long Distance Services — Telecom Georgia pays international carriers to deliver calls originated in Georgia to other worldwide destinations served by the carrier. Pricing is based on long-term agreements negotiated with the international carriers, which reflect the carriers’ costs to arrange communication links with Telecom Georgia and the volume of traffic committed. Telecom Georgia also collects a fee from these international carriers for termination of traffic into Georgia. The traffic exchange agreements with the carriers typically provide for netting of call origination and termination payments. International carriers are often willing to pay a higher fee for call termination into Georgia, if offered a larger volume of Georgia-

originated traffic destined for the other international destinations served by the carrier. International traffic agreements are negotiated in a market operating for this purpose, with periodic meetings amongst worldwide operators.
      Costs of Domestic Services — Telecom Georgia also pays domestic end operators for having forwarded their subscribers’ 810 calls to Telecom Georgia. It also pays these domestic operators to complete calls routed from Telecom Georgia to the operator’s subscribers. Rates for both arrangements are set by the Georgian regulatory authority. This regulation is presently under review by the Georgian government, with new policies expected during calendar year 2006. The announced aim of the regulation is cost-based pricing that ensures fair and equal terminating access to all Georgian operators. The further aim is pricing that eliminates the arbitrage between unregulated retail calling subscriber rates and regulated wholesale operator interconnection rates.
      Network and Technology: Telecom Georgia owns and operates a digital switching center in Tbilisi (the Georgian capital city) that is equipped to route calls among the various domestic and international networks to which Telecom Georgia is interconnected. This switching center serves only inter-operator trunks and presently has no end subscriber line capabilities. The switching center is connected to all of Georgia’s other telephony operators (both local and long distance, fixed and mobile) via transport channels carried on microwave or fiber optic systems. Telecom Georgia both owns and leases such transport channel capacity. Traffic links to international operators are arranged over satellite channels (via Intelsat and Turksat earth stations) and over fiber optic and microwave channels extending into Russia. At present Georgia has no land-line international communications links except those into Russia. Future development of fiber optic links to Turkey and central Asia is planned.
      Telecom Georgia’s network and technology infrastructure capital spending program during the past four years, including 2005 has been relatively modest. Telecom Georgia currently plans to incur in excess of $0.5 million in capital expenditures during 2006, principally for its network and technology infrastructure.
      Competition: With the exception of its retail 810 long distance access services, Telecom Georgia operates in an essentially wholesale market. It competes for traffic termination on the basis of its extensive interconnection network and the quality and reliability of its service. Prices for domestic call termination remain regulated; however, international call termination rates were deregulated in early 2005. That move gives Telecom Georgia a potential competitive advantage over other Georgian long distance operators that are less well-known internationally and have less extensive or reliable domestic interconnection networks.
      Telecom Georgia competes in the retail consumer market with its 810 long distance services. Pricing is not regulated and can be set to leverage traffic exchange agreements Telecom Georgia negotiates with international carriers. In this retail market, Telecom Georgia competes with a large number of long distance service providers that came into existence after the 1999 changes in Georgia regulatory policy that opened competition with Telecom Georgia. Most significant among these are Global One and Georgia Online, both of which presently command retail market shares comparable to Telecom Georgia’s. Telecom Georgia competes in the retail market primarily on the basis of quality of service, pricing, contractual relationships and the well-known status of its 810 dialing code.
      Regulatory: The present Georgian telecommunications regulatory and legislative regime is at an early state of development and is relatively unsophisticated and non-transparent as compared to those of other developed markets, as a result Telecom Georgia’s business operations could be adversely affected should this condition continue (see Item 1A. “Risk Factors — The present state of telecommunications regulatory and legislative practice in Georgia may adversely affect the Company’s Georgian operations in ways that would not be typical of other developed markets”).
      Furthermore, the Georgian parliament continues developing legislation and frameworks for regulation of the telecommunications sector. A new basic telecommunications law was passed before year-end 2005, with further refinements and extensions expected during 2006 and beyond. The legislative and regulatory regime will likely continue to evolve in significant ways and Telecom Georgia has little practical means to predict the specific character of the eventual legislative landscape or its specific effect on its operations.

      Laws and regulations passed during 2005 place limits on interconnection tariffs, set terms for license issuance or renewal, and enforce provisions for fair market access. These new conditions are somewhat less economically favorable to the Telecom Georgia than those historically in effect. As required under the preexisting Georgian telecommunications law, Telecom Georgia continues to be negatively impacted by the regulators’ insistence on encouraging “new market entrant” competition by means of policy that has adverse consequences; e.g. Telecom Georgia has been obligated to continue to provide telecommunication services to local new market entrants irrespective of the new market entrants’ ability to pay for the services that Telecom Georgia provides (see Item 1A. “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors — Evolving Georgian Telecommunications Legislative Process”).
      Licenses: Telecom Georgia has various material licenses for the provision of telecommunications services. These licenses are generally granted by the various Georgian regulatory authorities and are generally renewable through negotiations. Telecom Georgia has no material licenses expiring with the next three years (see Item 1A. “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors — Limitations in the Georgian Licensing Regime”).

Cable TV — Ayety TV (Tbilisi, Georgia)
      Ayety, a cable television provider in Tbilisi, Georgia.
      Ownership Structure and Control of the Business: The Company presently owns a 85% interest in Ayety. The remaining 15% interest is owned by Mtatsminda, a Georgian company that was previously connected with the operations at Tbilisi’s main state-controlled TV broadcasting tower. The Company increased its original minority ownership position in Ayety to the present 85% level in September 30, 2000 through the acquisition of the interests of all other Ayety founding partners, except Mtatsminda. Currently, the Company is involved in a number of commercial and legal disputes with Mtatsminda (see Item 3. “Legal Proceedings — Legal Matters with Mtatsminda — International Telcell SPS vs Mtatsminda”).
      Pursuant to provisions of the original Charter of Ayety, the Company’s 85% ownership interest granted the Company sole rights to participate in management of Ayety, including the appointment of Ayety’s general director and financial director. In June 2004, when the Company attempted to appoint a new general director of Ayety, it was notified by Mtatsminda that a new Charter of Ayety was prepared and filed in the Georgian courts (which are responsible for company registration in Georgia) (the “New Charter”). Pursuant to the terms of the New Charter, unanimous shareholder approval is required for certain key decisions, including the removal and appointment of a new general director. Mtatsminda also informed the Company that it would not support the appointment of a new general director.
      The Company believes that the New Charter should not be recognized as an enforceable legal arrangement since the process by which the New Charter was prepared and filed in the Georgian courts was conducted in a manner that was not in compliance with applicable Georgian law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid unless and until successfully challenged. In December 2004, the Company filed a claim against Mtatsminda to have the New Charter declared invalid. A hearing on the merits of this case was held on April 25, 2006, and the court ruled in favor of Mtatsminda. The Company plans to appeal this ruling.
      Management has concluded that based on the existence of the New Charter, Mtatsminda had secured practical and operational oversight over Ayety, both by virtue of its claims with respect to the New Charter and through its direct associations with the General Director of Ayety. Further, as the Company has determined that Ayety is a variable interest entity for which the Company is the primary beneficiary, the Company is required, pursuant to FIN No. 46R to consolidate Ayety effective March 31, 2004. However, the

Company has been unable to prepare U.S. GAAP financial statements of Ayety subsequent to June 30, 2004 to include within its consolidated financial statements, due to:

•	The Company no longer has access to the statutory accounting records of Ayety which is a prerequisite to the completion of the U.S. GAAP financial results; and

•	The Company no longer has favorable relations with management of Ayety, since the Company attempted to terminate the General Director of Ayety in late June 2004. Accordingly, even if the Company had access to the statutory accounting records of Ayety, the Company would not be able to obtain certainty that all economic activities of the business had been properly considered for U.S. GAAP accounting treatment.
Accordingly, as allowed under FIN No. 46R for all periods subsequent to June 30, 2004, the Company no longer consolidates Ayety, until such time that the Company’s operational oversight and oversight issues surrounding its investment in Ayety have been resolved. The Company’s U.S. GAAP carrying balance in Ayety was zero as of June 30, 2004.
      Despite the aforementioned conflict over control of Ayety, the Company believes retention of its interest in this business is strategically advantageous. Ayety owns an extensive cable distribution system in Tbilisi that is potentially usable for data and voice communication as well as TV programming. Ayety’s subscriber relationships can potentially be further developed in connection with marketing of services offered by the Company’s other Georgian businesses. In addition, Tbilisi and other Georgian cities represent an evident and largely undeveloped market for quality cable TV services. Although Ayety currently suffers from considerable management turmoil, the Company believes that these potential business development opportunities warrant further attempts to rehabilitate this business venture.
      Business Overview: Ayety offers multi-channel video programming to subscribers in Tbilisi, Georgia. Programming is delivered either via wireless point-to-multi-point broadcast (MMDS) or over coaxial cable to the subscriber’s premises. A basic channel suite and certain premium programming are available to subscribers equipped for MMDS reception. Coaxial cable subscribers can obtain the basic channel suite. Subscribers pay a monthly fee for services. Ayety obtains video programming content from local broadcast sources and satellite downlinks.
      Cable television service provision in Georgia is substantially unregulated and un-policed. Pirating of signal is very common: by residents via taps into cables, by cable operators from each other’s systems, and by cable operators from video programming sources. This situation has generally resulted in poor quality cable TV service to those subscribers actually paying for service as well as those pirating signals. Ayety’s MMDS wireless service is difficult to pirate and has retained reasonable quality. Its cable-delivered services, however, are extensively pirated, with considerable consequent damage to cable facilities and service quality. The practical remedy for such pirating is encryption of cable signals; a measure which both frustrates pirates and enables various premium service and pay-per-view options. Implementation of encrypted service is expensive, however, and the Company will undertake such investment only in conjunction with collateral business developments in its other Georgian businesses (and after resolution of current Ayety management and control issues).

Description of Business — Non-Core Media Businesses (Radio Broadcasting and Cable TV)
      At the beginning of 2004, the Company still held for sale certain non-core business ventures consisting of nineteen radio broadcast stations operating in Finland, Hungary, Bulgaria, Estonia, Latvia and the Czech Republic and four cable television networks operating in Lithuania, Romania, Russia and Belarus. Pursuant to a decision of the Board of Directors made on September 30, 2003 approving management’s recommendation to dispose of all of the aforementioned non-core business interests, the Company concluded that these business ventures met the criteria for classification as discontinued business components as outlined in SFAS No. 144. Accordingly, as of December 31, 2003, the statement of operations of the Company for current and prior periods has presented the results of operations of these non-core business ventures, including any gain or loss recognized on disposition, in income (loss) from discontinued components and the balance sheet presents the assets and liabilities of such operations as assets and liabilities of discontinued components.

Other Business Factors

Environmental Protection
      As previously discussed, the Company has been in operation since 1929 through its predecessors and, over the years, has carried out, itself or through wholly-owned subsidiaries, business operations in diverse industries within the United States including equipment, sporting goods, furniture manufacturing, sheet metal processing, and trucking. The Company has divested all of its former U.S. operations. However, in the course of these divestitures, it has retained, by means of seller indemnification obligations or as a matter of law, actionable environmental legal obligations.
      In 1987, the Company agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. This activity included, but was not limited to, the Company’s decision to agree to participate, on behalf of the subsidiary, in remediation pursuant to a global settlement in 1999 with the U.S. Environmental Protection Agency at a superfund site in Michigan. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2004. As of December 31, 2004, the Company had a remaining reserve of approximately $0.4 million, which it believes is sufficient to cover its environmental obligations associated with its former subsidiaries’ operational activities.
      On October 6, 2005, the Company entered an agreement with the former subsidiary of the Company, whereby, the Company’s previously executed seller indemnity was released subject to the Company agreeing to accept $1.0 million, as payment in full, from the former subsidiary as related to an outstanding $2.3 million obligation that was subject to a promissory note that was executed in connection with the 1987 asset purchase agreement. The former subsidiary had not been making the required payments under the promissory note since late 2001 and the Company had recorded a full reserve for the outstanding balance when the payments ceased. The Company, as a matter of law, could still be held accountable for this former subsidiary’s environmental legal obligation should the purchaser of this former subsidiary fail to meet future actionable environmental legal obligations.
      Such agreement will result in the Company recognizing other non-operating income of $1.3 million in the fourth quarter of 2005, which also includes the release of the Company’s litigation reserve, since the Company was released from the aforementioned agreement to indemnify the former subsidiary under the respective environmental matters.
      Further, the Company has undertaken specific clean up activities at a contaminated parcel that it continues to own directly. As of December 31, 2004, the Company had a remaining reserve of approximately $0.1 million, which it believes is sufficient to cover its anticipated remediation obligations for this particular parcel of land.
      The Company could incur additional cleanup obligations with respect to undetected environmental problems at other locations. Furthermore, its obligation to remediate such environmental problems could arise as a result of changes in legal requirements, since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition (see “— Risks Associated with the Company — The Company could incur environmental liabilities as a result of its current operations and past divestitures, the costs of which could materially affect its results of operations”).

Employees
      The Company directly employs an executive management and support workforce to undertake business development, oversee activities of its business ventures and manage the Company’s financial, legal and administrative affairs. Prior to August 1, 2005, the principal work locations of these employees were the Company’s U.S. office in Charlotte, North Carolina and the Company’s overseas office in Moscow, Russia. Subsequent to August 1, 2005, the principal work locations of these employees are the Company’s U.S. office in Charlotte, North Carolina and the Company’s business venture offices in Georgia. Many of these corporate management and support employees serve pursuant to contracts with the Company or, prior to August 1, 2005, served pursuant to contracts with the Company’s Russian branch office.
      The Company’s business ventures (Magticom and Telecom Georgia) each directly employ a locally recruited workforce for their local operational, managerial and administrative requirements. These employees serve pursuant to contracts or other labor agreements arranged directly with each operating subsidiary. The General Director of Magticom is employed under a dual contract; one with the Company and one with Magticom. The number of employees in these respective categories at December 31, 2005 is set out in the following table.

Direct Employer	Employee Count

The Company, including its Russian Branch Office (1)	19
Magticom (2)	644
Telecom Georgia	210

Total	873

(1)	Including the General Director of Magticom.

(2)	Excluding the General Director of Magticom.
      Employment by the business ventures is regulated under Russian and Georgian labor laws, which may impose certain obligations on these business ventures with respect to employee benefits and termination of employees. PeterStar and Magticom have implemented bonus programs that provide for certain payments in the event these business ventures meet or exceed operational or financial targets set for each year. In 2004, the Company implemented a Key Employee Retention Program for most of its employees (does not include the Company’s executive officers) in Charlotte (the “2004 Charlotte KERP” plan). The 2004 Charlotte KERP plan provided for immediate cash bonuses, up to three months of salary, to employees upon the implementation of the program to incentivize those employees to prepare for corporate level due diligence by the buyer group during the holiday season, with more significant cash bonuses to be paid in the event of a sale of the Company, including a sale of more than 90% of its assets by September 30, 2005. Since a sale of the Company did not occur prior to such date, no further payments were made or will be made pursuant to the 2004 Charlotte KERP plan. Furthermore, certain PeterStar employees received certain bonuses from the Company upon the completion of the PeterStar Sale. The Company believes that its employee relations are generally good.

Segment and Geographic Data
      Business segment data and information regarding the Company’s foreign revenues by country/geographic area are included in Notes 6 and 11 in the Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 1A.	Risk Factors

The Company has not timely filed its required periodic reports with the SEC and cannot provide assurances as to when this condition will be fully remedied.
      The Company has not completed the U.S. GAAP financial statements for its business ventures and corporate operations for the fiscal quarters ended March 31, June 30, and September 30, 2005, the fiscal year ended December 31, 2005 nor the fiscal quarters ended March 31, June 30, and September 30, 2006; and as a result, it has not filed the applicable periodic financial reports with the SEC for those respective time periods.
      At this time, the Company cannot predict with confidence when it will file quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005; its Annual Report on Form 10-K for the fiscal 2005; or the quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2006.
      This situation arises, in part, as a consequence of the restatement process that the Company has recently completed for periods prior to 2004 (see Item 1. “Business — Restatement of Prior Financial Information — 2005 Restatement Work Effort”), which consumed a substantial portion of corporate finance personnel resources that would otherwise been applied to the timely filing of its 2005 and 2006 periodic reports with the SEC. However, the Company’s ability to prepare U.S. GAAP consolidated financial statements to enable the Company to timely file its periodic reports with the SEC is impaired by a number of more basic and potentially long-lived conditions, including in particular:

•	Comparative Limitations in Georgian Business Practice. Although not inherently deficient in capacity to properly safeguard business assets, present Georgian business practices are substantially less sophisticated than those common in the United States. Cultural and educational precedents for application of common U.S. business practices are also generally absent or minimally developed in both the Georgian private and public sectors. In consequence, the finance staff of the Company’s business ventures, which is almost entirely locally recruited and trained, may not be adequately prepared to implement all management, financial accounting and governance practices anticipated by current U.S. regulation;

•	Inadequacies in Business Venture Financial Accounting Workflow Processes and Accounting Information Systems. The current accounting workflow processes and accounting information systems within the business ventures are sufficient for local statutory tax reporting purposes; however, they are inadequate for the timely preparation of U.S. GAAP financial accounting and reporting.

The local financial accounting workflow has been designed to meet the business ventures’ respective statutory tax reporting requirements. As a result, accounting transactions are often not recorded timely (“months” vs. “days”) within the statutory accounts due to the delay in receipt of sufficient documentation, both third party and internally generated, to record those respective transactions. Furthermore, the statutory accounting workflow process is fundamentally “cash” vs. “accrual” based.

Furthermore, compounding this issue is the fact that the local accounting information systems of the business ventures were designed for the local statutory tax reporting purposes. Accordingly, preparation of the financial management accounting and reporting for the Company’s business ventures requires significant effort outside of the installed accounting software packages, due to limitations of the respective local accounting software packages. Thus, the finance personnel rely heavily upon spreadsheet and database software packages that are not integrated with the local accounting software system. This workflow environment is manually intensive, subject to the risk of human error and creates a situation whereby the ability to properly analyze detailed account activity during the review process is arduous, thus creating significant delays in the review process.

Although the Company has initiated projects to replace certain of the business ventures accounting information systems and attempt to reengineer the accompanying workflow processes of its business venture operations, such work will require considerable time to complete. In the interim, the Company’s ability to complete U.S. GAAP financial statements for its business ventures on a timely basis will be significantly impaired.

•	Lack of Qualified Finance Personnel. The Company does not have sufficient personnel with requisite accounting skills present in Georgia to prepare and finalize, on a timely basis, the U.S. GAAP financial results for the Company’s business ventures. The recruitment and retention of qualified U.S. GAAP accountants in Georgia is difficult due to the high demand for individuals with these skills in this part of the world and the very limited availability of such individuals. The Company has attempted to address this limitation by assigning additional responsibilities for business venture accounting and reporting activities to its U.S.-based corporate finance staff. This has proven ineffective due to the inherent difficulties in coordinating work occurring in such widely separated locations. Recruitment efforts continue, but full placement of an adequately sized and trained staff in Georgia may require substantial time.

      The fact that full remediation of these factors cannot be accomplished without considerable further effort, suggests that they will likely produce delays in issuance of periodic reports with the SEC for future fiscal periods. The Company cannot predict with confidence or provide assurances as to when this situation will be ultimately and fully resolved.
      Furthermore, the Company’s ability to timely file future periodic reports with the SEC is also negatively influenced by the fact that the Company’s market capitalization exceeded $75 million as of June 30, 2005. On June 30, 2005, the Company’s market capitalization was $88.9 million, as such, the Company is considered an accelerated filer with regards to its obligations for the filing of periodic reports with the SEC under the Exchange Act and for complying with the provisions of SOX 404.
      With respect to the Company’s obligations for the filing of periodic reports with the SEC under the Exchange Act, the Company is obligated, beginning with its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, to file that report with the SEC within forty days after the respective quarter-end period.
      With respect to the Company’s obligations to comply with SOX 404, the Company anticipates that the work effort and the associated costs that it will incur for it to meet the SOX 404 internal control compliance requirements to be substantial in fiscal year 2006, 2007 and beyond. Furthermore, the Company’s compliance with SOX 404 will require changes to some of the Company’s corporate accounting and corporate governance practices, in the short-term (including the requirement that the Company issue a report on its internal controls); however, in the long-term, the Company is very concerned about the changes that will be required to the accounting and governance practices of its business ventures. In summary, the Company believes that considerable effort beyond that presently expended in managing the Company’s financial reporting activities will be required to satisfactorily complete these tasks, especially within its business ventures. The aforementioned weaknesses in the business venture workflow processes, accounting systems and staff will further adversely affect the time and cost required to complete the tasks. This condition may extend beyond 2006 and until such time as the Company’s business ventures routinely operate in the fashion contemplated by US public company regulation. Given circumstances in Georgia mentioned here and elsewhere in this report, the Company cannot assure you that such a state will ever be reached.
      The inability of the Company to timely file all reports required under applicable U.S. securities regulations has certain potentially adverse consequences for holders of the Company’s securities, including, without limitation:

•	Inability of securities holders to timely assess events which might prompt acquisition or disposition of the securities;

•	Generally adverse effect on the market price of such securities due to erosion of security holder confidence in the Company’s performance;

•	Inability of the Company to appropriately promote market interest in its securities due to limitations on its capacity to disclose current performance information;

•	Inability of the Company to convene shareholder meetings, solicit proxies or conduct other actions that are preconditioned on having current periodic filings; and

•	Sanctions by the SEC for late filing that may result in suspension or other limitations on trading in the Company’s securities.
      These conditions create material risks for investment in the Company’s securities that go beyond ordinary business risk.

Company’s 2003 and 2005 restatement work efforts.
      In November 2003 and June 2005, the Company reached the conclusion that it needed to restate its previously issued financial statements for certain accounting errors. The Company believes that all required adjustments have been recorded; however, the proximity of these restatements could result in the erosion of investor confidence in the Company’s reported financial results and disclosures, which in turn, could adversely affect the value of the Company’s common stock and Preferred Stock.

Our internal controls over financial reporting are inadequate
      Our internal controls over financial reporting are inadequate. The significant deficiencies in our internal financial reporting controls could lead to inaccurate or incomplete financial statements and public disclosures. Among other problems, the deficiencies in our internal controls could increase the risk that a transaction will not be accounted for in accordance with U.S. GAAP.
      We have taken steps to ensure that the consolidated financial statements contained in this report are accurate in all material respects, and we have taken specified remedial actions to ensure that future consolidated financial statements will be accurate in all material respects. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls. However, our internal controls over financial reporting remain inadequate and our senior management team can not provide assurances that the internal controls and procedures currently in existence will prevent future accounting errors, incomplete or inaccurate financial reporting and disclosure. An internal control system can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. For more information regarding the process put into place to determine the accuracy of the consolidated financial statements included in this report, readers should carefully review the information set forth under the caption “Item 9A. Controls and Procedures — Remediation of Material Weaknesses.”

The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors.
      Subsequent to the sale of PeterStar, the Company operates solely in the country of Georgia. As such, the Company’s remaining business ventures operate in a foreign jurisdiction where business practices and civil conventions are quite different from those common in the United States. This condition creates certain specific risks for investors in this Company’s securities that may go beyond ordinary business risks connected with investment in companies with only U.S. based operations; including, in particular, those connected with the following:

•	Immature State of Georgian Regulatory Regime. The present Georgian telecommunications regulatory regime is at an early state of development and is relatively unsophisticated and non-transparent as compared to those of other developed markets. The Company cannot assure you that its Georgian operations will enjoy transparent and uniformly applied regulatory protections afforded telecommunications operators in other world jurisdictions. The Company also cannot assure you that its Georgian operations will not be adversely affected by omissions, inconsistent application, faulty construction or other deficiencies in Georgian regulation. There is a material risk that such adverse effects could arise from time to time as Georgia’s regulatory regime further evolves.

•	Evolving Georgian Telecommunications Legislative Process. The Georgian parliament continues developing legislation for the telecommunications sector. A new basic telecommunications law was passed before year-end 2005, with further refinements and extensions expected during 2006 and beyond. Telecommunications legislation will likely continue to evolve in significant ways and the Company has little practical means to predict the specific character of the eventual legislative landscape or its specific effect on Company operations in Georgia.

Laws passed during 2005 place limits on interconnection tariffs, set terms for license issuance or renewal, and enforce provisions for fair market access. These new conditions are somewhat less economically favorable to the Company’s Georgian operations than those historically in effect. If potentially adverse economic effects of this and future legislation are not ultimately compensated for by other market development or competitive factors, the general profitability of the Company’s Georgian operations could fall below historical levels as a result.

As required under the pre-existing Georgian telecommunications law, the Company’s business ventures continue to be negatively impacted by the regulators’ insistence on encouraging “new market entrant” competition by means of policy that has adverse consequences to the Company’s business ventures. For example, Magticom and Telecom Georgia are obligated to continue to provide telecommunication services to local new market entrants irrespective of the new market entrants’ ability to pay for services.

•	Limitations in the Georgian Licensing Regime. The Company’s Georgian business ventures operate under licenses that are generally issued for limited periods. Failure to obtain renewals of these licenses would have a material adverse effect on these businesses. For most of the licenses held or used by the Company’s business ventures, no statutory or regulatory presumption for renewal presently exists for the current license holder and the Company cannot assure that these licenses will be renewed upon the expiration of their current terms. Present policies for issuance of new radio frequency spectrum licenses in Georgia are vague, incomplete, inconsistent and not fully transparent. The Company thus has no consistent basis under the present licensing regime for predicting or effectively controlling its own future spectrum licensing costs and no assurances that its competitors’ costs and terms of license acquisition will be comparable to those it encounters itself. These conditions could unfairly convey advantage to Magticom’s competitors and could result in large unanticipated outlays to maintain or acquire sufficient license spectrum for Magticom’s continuing operations or development.

•	Taxation Irregularities in Georgia. Local taxes paid by the Company’s Georgian business ventures are substantial and the Company may not be able to obtain conventional offsetting benefits of tax treaties due to:

•	The documentary and other requirements imposed by the government authorities;

•	The absence of applicable tax treaties between the U.S. and Georgia;

•	The unfamiliarity of those administering the tax system with the international tax treaty system of Georgia, or their unwillingness to recognize the treaty system that Georgia has in place with certain countries. Countries which the Company has chosen for domiciliary purposes for the holding companies that the Company has formed to retain its investment interest in certain of its business ventures.

The taxation system in Georgia is at an early stage of development and is subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the state and local levels. In some instances, new taxes and tax regulations have been given retroactive effect. In the face of urgent need for additional sources of budgetary finance, Georgian tax authorities are often arbitrary and aggressive in their interpretation of tax laws, as well as in their enforcement and collection activities. Companies operating in Georgia have been forced to negotiate their tax bills with tax inspectors who demand higher taxes than applicable law appears to provide. Any additional tax liability resulting from these conditions, as well as any unforeseen changes in the tax law, could have a material adverse effect on the Company’s future results of operations or cash flows in a particular period. Furthermore, the Company’s overall tax burden may become greater than the amount estimated and expensed to date.

•	Absence of an Effective Georgian Commercial Code. Commercial and corporate laws in Georgia are less developed or clear than comparable laws in the United States and the countries of Western Europe. These laws remain subject to frequent changes, preemption and reinterpretation by local or administrative regulations, and by administrative officials. There may also be inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. Laws may be imposed with retroactive force and punitive penalties. Laws may go un-enforced or be un- enforceable in practical terms. There is also significant uncertainty as to the extent to which local parties and entities, particularly government authorities, will respect the Company’s contractual and other rights. The Company cannot assure that the uncertainties associated with these conditions will not have a material adverse effect on its ability to conduct its business in Georgia.

•	Limited Protection of Shareholder Rights in Georgia. Shareholders have limited practical rights and protections under present Georgia law and practice. The concept of fiduciary duties on the part of local management or directors of business ventures is not well developed. In some cases, the local officers of a business venture may take actions without regard to or in contravention of the directions of the shareholders or the board of directors appointed by the shareholders. In other cases, a shareholder’s ownership interest may be diluted or otherwise adversely affected without its knowledge or approval. Obtaining customary legal redress for any these actions in the court systems of Georgia may prove to be unusually cumbersome or time consuming. Although no threat presently exists to the Company’s shareholding interests in Magticom and Telecom Georgia (see, however Item 1. “Business — Description of the Business — Cable TV — Ayety TV (Tbilisi, Georgia) — Ownership Structure and Control of the Business”), the Company cannot assure that its interest in future business undertakings in Georgia will not be adversely affected by these limitations on shareholder rights.

•	Limitations on Georgian Judicial Protections. The Georgian judicial system is presently in a state of considerable uncertainty following the November 2003 “Rose Revolution” in Georgia. Judicial and executive authority is not fully or transparently separated; and prosecutorial authority is very substantial. Competently prepared personnel are not available in sufficient numbers to meet judicial staffing requirements; and competent independent legal counsel is difficult to obtain. In consequence, the Company cannot assure you that legal actions initiated by or affecting the Company’s Georgian operations can or will be handled in a fashion that might be expected in the United States or other world jurisdictions, or that the outcomes of such actions will be transparently reached or meet the impartiality standards expected in such other jurisdictions. The Company also cannot assure you that Georgian courts will agree to hear or act speedily on actions which its Georgian operations might routinely pursue in other world jurisdictions, or that judgments reached in other jurisdictions affecting those operations will be accepted or enforced by the Georgian courts. There is a material risk that these conditions could from time to time adversely affect the commercial practices, business prospects or economic performance of the Company’s Georgian operations.

•	Unusually High Degree of Dependence on Interpersonal Relationships in Georgia. The absence of a well-developed rule of law and commercial code in Georgia requires that a substantial portion of the Company’s activities in Georgia must rely upon the strength of direct personal relationships with Georgian counterparties. The Company also has a significant minority Georgian partner in its Magticom business venture holding company, with whom continuing favorable personal relations are important. These conditions place an emphasis on the Company’s ability to create and sustain personal relationships that extend beyond the level common in the United States. If key Company personnel are unable to form suitable relationships with business, trade or governmental counterparties in Georgia; or if such key personnel leave or are no longer employed by the Company, there is material risk that ordinary contractual and civil compacts will be insufficient to protect and preserve the Company’s business and financial interests in Georgia. While the Company presently enjoys satisfactory relationships with its principal Georgian business, trade and governmental partners, the Company can offer no assurance that such relationships can be indefinitely preserved or that the key employees on whom such relationships are founded will remain indefinitely with the Company. The failure of a critical relationship for any reason could result in material erosion in performance or value of the Company’s Georgian business operations.

      In addition to the aforementioned specific risk factors, operation in Georgia presents general risk of political, social and economic occurrences that are not typically connected with operations in the United States, including:

•	Possible military conflicts internally or within the immediately surrounding region;

•	Civil unrest or revolution fueled by economic or social crises;

•	Political tensions between national and local governments resulting in the enactment of conflicting legislation at various levels;

•	Bureaucratic infighting between government agencies with unclear and overlapping jurisdictions;

•	High unemployment, high inflation, high foreign debt, weak currencies and the possibility of widespread bankruptcies;

•	General instability in government or violent change of governmental authority;

•	Disruption in flow of substantial financial assistance it receives from foreign governments and international organizations that is material to local economic development;

•	Failures by or inability of government entities to meet outstanding foreign debt repayment obligations; and

•	Increased support for a renewal of centralized authority and increased nationalism resulting in possible restrictions on foreign partnerships and alliances, foreign ownership and/or discrimination against foreign owned businesses.
The Company cannot, in general, assure that the pursuit of economic, social and political reforms by the government of Georgia will continue or ultimately prove to be effective, especially in the event of a change in leadership, social or political disruption or other circumstances affecting economic, political or social conditions.

The Company and its personnel face unusual economic and legal risks by operating abroad.
      The Company is exposed to a number of risks by investing outside the United States, including:

•	Potential loss of revenue, property or equipment from expropriation, nationalization, war, insurrection, terrorism and other politically motivated acts;

•	Arbitrary increases in taxes and governmental royalties or involuntary changes to licenses and contracts;

•	Changes in foreign and domestic laws and policies that govern operations of overseas-based companies;

•	Amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the after tax profitability of the Company’s business ventures;

•	Unavailability of reliable economic or other data published by local government;

•	Unfettered action by criminal organizations that could threaten and intimidate the Company’s businesses or personnel; and

•	Potentially high levels of corruption and general non-compliance with law.
      We depend on key personnel including our senior management who are important to the success of our business.
      Our success depends to a significant extent on the services of members of our senior management team and other key employees. The loss of one or more of these individuals or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. Historically, we have promoted employees from within our organization to fill senior operations and management positions. We depend upon our ability to retain and promote existing personnel to senior management, and we must attract and retain new personnel with the skills and expertise to manage our business, both in the U.S. and abroad. The loss of the services of any of our senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could adversely affect our business, results of operations, financial condition and prospects.
      Fluctuation in the Georgian currency exchange rate could adversely affect the Company’s results of operations.
      The value of the currency in Georgia (“Georgian Lari”) fluctuates, sometimes significantly, with respect to the U.S. Dollar. The Company repatriates cash distributions from its Georgian operations in U.S. Dollars converted from Georgian Lari, rendering such distributions subject to exchange rate fluctuations. The Company currently does not hedge against exchange rate fluctuation and therefore could be adversely affected by declines in exchange rates between the time Georgian business ventures receive funds in local currency and the time such funds are distributed in U.S. Dollars to the Company. The Georgian Lari is generally non-convertible outside Georgia, so the ability of the Company to protect itself against devaluation by converting to other currencies is significantly limited. To somewhat mitigate this potential risk, Magticom established, in 2005, a U.S. Dollar denominated account in the U.S. for the maintenance of its excess operating cash.

The Company may face limitations or additional costs in securing funds for further business development.
      During the past several years, the Company has relied upon cash receipts from the sale of its interest in several of its business ventures and, to a lesser extent, the repatriation of cash from business ventures; resulting from dividend distributions or the repayment of outstanding loans, for the Company to meet its outstanding financial obligations. In addition, during 2005, the Company relied upon a loan from its Georgian partner in its Magticom business venture holding company to enable the Company to meet its business development initiatives. Since the Company has monetized all of its non-core business ventures, any funding for continuing business developments must now be secured from more conventional sources.
      The outstanding Preferred Stock is trading at a substantial discount to its per share liquidation value. Furthermore, the liquidation value of the Preferred Stock is accreting since the Company ceased funding the annual 7.5% dividend requirement associated with the Preferred Stock. This condition has an unfavorable effect on the trading value of the Company’s common stock and also limits the Company’s ability to access capital markets for business development funds using its common stock as currency.
      Cash flows of the Company’s Georgian business ventures, although presently sufficient to fully fund internal organic growth, will provide only limited funds for business development beyond the level required to meet corporate overheads and other historical corporate obligations. The Company may thus have to resort to debt financing of further business development or to accepting diluted positions in new business ventures in favor of obtaining third party equity investors. These measures could materially increase the financing costs of further business development or substantially limit the practical and affordable rate at which such development occurs.

The Company’s earnings per common share attributable to common stockholders is negatively impacted by the Company’s outstanding Preferred Stock
      For the twelve months ended December 31, 2004, 2003 and 2002, the Company’s net loss attributable to common stockholders was negatively impacted by recognition of the Preferred Stock dividend requirements of $18.8 million, $17.5 million and $16.3 million, respectively. As long as the Company’s Preferred Stock remains as currently structured, the Company’s net income (loss) attributable to common stockholders will continue to be negatively impacted, which could result in an unfavorable effect on the trading value of the Company’s common stock. At present, the Company cannot provide assurance that a restructuring of the Preferred Stock will be consummated or, if consummated, that such effort would produce a material improvement in common shareholder equity valuation.

Limited diversity of the Company’s present business increases general investment risk.
      The Company had formerly owned interests in a large number of separate business ventures operating in numerous and otherwise independent markets. With the sale of all non-core businesses, the Company’s remaining business interests are concentrated in the country of Georgia. This circumstance increases the Company’s dependence on the continuing vitality and stability of the markets and economy of a single country of rather limited size and with a somewhat unstable character (see also “Risk Factors — The Company now operates solely in the country of Georgia, which presents a general risk profile that may be materially different from that ordinarily expected by U.S. investors”). It also limits the Company’s ability to offset temporary downturns in one market with business activities in a wider array of markets. These factors could materially increase the Company’s liquidity risk, since the Company is dependent upon dividend distributions from its business ventures to satisfy corporate legal obligations and overhead expenditure requirements. Furthermore, these factors may also limit investor interest in the Company’s equity securities.

The Company may be unable to effectively exploit the interest it has retained in Ayety and the additional interests it has acquired and plans to acquire in Telecom Georgia.
      The Company has chosen to retain its interest in Ayety and expand its interest in Telecom Georgia, despite evident current difficulties and limited profitability of both of these businesses. These actions are prompted by the Company’s belief that both businesses present opportunities for profitable co-development with the Company’s Magticom business venture. The Company also attaches potential value to diversifying and deepening its involvement in Georgian markets. However, the Company may be unsuccessful in gaining satisfactory control over Ayety (see: Item 1. “Business — Description of the Business — Cable TV — Ayety TV (Tbilisi, Georgia) — Ownership Structure and Control of the Business”), which would prevent the Company from strategically developing this business venture. The Company may also be unsuccessful in its current efforts to rehabilitate Telecom Georgia (see: “— Description of the Business — Fixed Telephony — Telecom Georgia (Tbilisi, Georgia and the Country of Georgia)”) or such rehabilitation may require investment beyond the Company’s financial capacities. Either or both outcomes could result in loss of capital already spent in respect of strategic development of these businesses.
      As previously discussed, the Company is presently unable to exercise operational oversight over Ayety (see Item 3. “Legal Proceedings — Legal Matters with Mtatsminda — International Telcell SPS vs Mtatsminda”) and has also been unable to prepare U.S. GAAP financial statements of Ayety subsequent to June 30, 2004 to include within its consolidated financial statements, due to:

•	The Company no longer has access to the statutory accounting records of Ayety which is a prerequisite to the completion of the U.S. GAAP financial results; and

•	The Company no longer has favorable relations with management of Ayety, since the Company attempted to terminate the General Director of Ayety in late June 2004. Accordingly, even if the Company had access to the statutory accounting records of Ayety, the Company would not be able to obtain certainty that all economic activities of the business had been properly considered for U.S. GAAP accounting treatment.
      The Company’s inability to manage the day-to-day business affairs of Ayety could give rise to results of future operations at Ayety, which do not reflect results that would be achievable under proper and effective management. The Company believes, however, that its general financial condition will not be materially affected by circumstances at Ayety, since the Company has no legal obligation to fund Ayety and is not dependent upon the repatriation of cash from Ayety to meet its obligations.

The Company may be materially and adversely affected by competition from other communications companies or the emergence of competing technologies in its current markets.
      The Georgian telecommunications market is not as competitive as either the Russian telecommunications market or other CIS telecommunications markets; however, there exists the possibility that other well-known and well-financed communications companies could enter the Georgian market with operating infrastructures, management capacities and other resources comparable to or exceeding that of the Company or the Company’s Georgian business ventures.
      Although Magticom enjoys a market leadership position in Georgia, no assurance can be given that this situation can or will be preserved indefinitely. Current brand recognition and positioning as the market leader allows Magticom to sustain compensatory pricing levels and limits certain service delivery expense. These conditions may be threatened if Magticom were displaced as market leader by competitors.
      Recent and proposed Georgian government tenders of radio frequency spectrum open opportunity for the entry of a new mobile telephony operator and suggest that the competitive landscape in Georgia might be subject to change in the future.
      The effect of broadened competition could erode prices below compensatory levels and require larger than projected expenditures on promotion and service operations. Furthermore, the value of the Company’s common stock and Preferred Stock could be adversely affected should Magticom lose its market leadership role since the Company could not command a premium should the Company seek to monetize its economic interest in Magticom.

The Company’s dependence on local operators, interconnect parties or local customers may materially and adversely affect its operations.
      Magticom and Telecom Georgia are dependent on access to networks of local operators or inter-connect parties for a significant portion of their telephony operations. There is no assurance that Magticom or Telecom Georgia will continue to have access to these operators’ networks or that such access will be on favorable terms. The loss of access to these networks or substantial increases in tariffs would have a material adverse effect on performance of Magticom and Telecom Georgia, the effect of which could be to materially reduce operating cash flows. Magticom and Telecom Georgia are also dependent on the non-network facilities of local operators or inter-connect parties for certain of their operations; including, for example, rights to use buildings, ducts or tunnels. The loss of the right to use such facilities could have a material adverse effect on operations.

The Company’s equipment may not be approved by the authorities regulating the markets in which it operates, which could have a material adverse effect on its operations in these markets.
      Operations at both Magticom and Telecom Georgia are, from time to time, dependent upon their receiving approval by regulatory authorities as to the type of equipment that they can utilize to carryout their respective operations. The Georgian regulatory authorities may not approve the equipment that the Company may plan for use in these markets for either Magticom or Telecom Georgia. The failure to obtain timely approval could have a material adverse effect on future operations of Magticom and Telecom Georgia.

The Company may not be able to keep pace with the emergence of new technologies and changes in market conditions that might materially and adversely affect its results of operations.
      The communications industry has been characterized in recent years by rapid and significant technological changes and changes in market conditions. Competitors could introduce new or enhanced technologies with features that could render the technology installed by the Company’s business ventures obsolete or significantly less marketable. The ability of Magticom and Telecom Georgia to compete successfully will depend to a large extent on their ability to respond quickly and adapt to technological changes and advances in its industry and markets. There can be no assurance that either Magticom or Telecom Georgia will be able to keep pace, or will have the financial resources to keep pace, with the technological demands of the marketplace.

The Company could incur environmental liabilities as a result of its past divestitures, the costs of which could materially affect its results of operations.
      The Company has been in operation since 1929 through its predecessors and, over the years, has carried out, directly and through wholly-owned subsidiaries, business operations in diverse industries within the

United States including equipment, sporting goods, furniture manufacturing, sheet metal processing, and trucking. The Company has divested all of its former U.S. operations. However, in the course of these divestitures, it has retained, by means of seller indemnification obligations or as a matter of law, actionable environmental legal obligations. In one case, the Company has undertaken specific clean up activities at a contaminated parcel. The Company could incur additional cleanup obligations with respect to presently undetected environmental problems at other locations. Furthermore, its obligation to remediate such environmental problems could arise as a result of changes in legal requirements since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

Legal proceedings could adversely affect the Company’s financial condition.
      The Company and its business ventures are involved in several legal and regulatory matters that could adversely affect the Company’s financial condition. (see Item 3. “Legal Proceedings”.)
      The Company has had discussions with the United States Department of Justice and SEC regarding the fact that certain former personnel engaged in conduct that may have violated foreign and United States laws, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). This conduct, which involved certain of the Company’s business ventures in the Commonwealth of Independent States, was the subject of an investigation by special outside counsel. The last time that the Company engaged, whether directly or indirectly through its legal counsel, in discussions with the United States Department of Justice and SEC regarding the matters referred to above was in the first quarter of 2003.
      The Company had concluded, and currently believes, that the transactions, which were entered into prior to 1999, were not material to the Company’s historical results of operations or financial condition. As a result, management believes that the Company’s past financial results does not require restatement. The Company cannot predict with any certainty whether, as a result of its disclosures, that the Department of Justice or the SEC will commence formal civil or criminal investigations. The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations.
      A shareholder filed a complaint in the Delaware Chancery Court requesting an order of the Court pursuant to Section 211 of the Delaware General Corporation Law directing the Company to call and hold an annual meeting of its stockholders. By a Stipulation and Order, dated September 26, 2006, the Company agreed to hold an annual stockholders’ meeting on December 15, 2006. In connection with the proposed sale of substantially all of the Company assets, this shareholder and another shareholder filed complaints in the Delaware Court of Chancery, Civil Action No. 2487-N, against the Company, its directors and officers seeking to enjoin the Company, its officers and directors from entering into an agreement to sell all or substantially all of the Company’s assets before the court-ordered December 15, 2006 annual stockholders’ meeting, as well as seeking to enjoin the Company, its directors and officers from filing a bankruptcy petition before the court ordered December 15, 2006 annual stockholders’ meeting, and seeking to compel the Company, its directors and officers to comply with 8 Del. C. 271, requiring a stockholder approval for the sale of all or substantially all assets, before attempting enter into the asset sale transaction. On October 26, 2006, the Court consolidated Civil Action No. 2484-N into 2487-N, now Consolidated Civil Action No. 2487-N.
      Following a November 22, 2006, preliminary injunction hearing, the Court issued an order (the “Order”), dated November 29, 2006, pursuant to which it was ordered, among other things, that (i) the Company and its representatives, and those persons in active concert or participation with them, not enter into an agreement for the sale of all or substantially all of its assets, unless consummation of such an agreement is subject to a vote of the common stockholders of the Company pursuant to 8 Del. C. 271, and (ii) in the event the Company enters into such an agreement, the Company shall call a meeting of its common stockholders and at such meeting the common stockholders shall have the opportunity to vote on the proposed asset sale.

      The Company is not currently in a position to predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations (see Item 3. “Legal Proceedings”).
      A complaint was filed against the Company in the Delaware Chancery Court of the State of Delaware. The plaintiff is seeking to enforce his rights as a stockholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks a proper purpose; however, the Company has been attempting to resolve this matter over the past two years by responding to the inquires that have been made by the plaintiff. The Company has also been preparing to defend its position in court. No trial has been scheduled in this case. The Company cannot predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations (see Item 3. “Legal Proceedings — Matthew McLaughlin v. Metromedia”).
      In addition, a stockholder of the Company has threatened to commence derivative actions against some of the current and former officers and directors of the Company. The Company is obligated under its Certificate of Incorporation to indemnify such current and former officers and directors to the extent not prohibited by law. (see Item 3. “Legal Proceedings.”)
      The future costs of defense or settlement of any of these or any other legal or regulatory proceedings could be material, and could adversely affect the future cash flows of the Company.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company leases approximately 10,000 square feet of office space for its headquarters building in Charlotte, North Carolina. As of December 31, 2004, the Company also leased space in Moscow Russia for its representative office, which was used primarily by the Company’s Chief Executive Officer, until his relocation to Tbilisi in 2005.
      As of December 31, 2004, PeterStar leased space in St. Petersburg Russia for its headquarters. The properties for switches are leased under short-term, renewable leases throughout northwestern Russia by PeterStar and its subsidiaries. On August 1, 2005, the Company disposed of its interest in PeterStar.
      Magticom owns the space used for its headquarters in Tbilisi. The properties for mobile telephone switching offices and cellular sites are leased under short-term, renewable leases throughout Georgia by Magticom.
      The Company considers the properties owned or leased by it and its business ventures to be suitable and adequate for their respective business operations.

Item 3.	Legal Proceedings
Fuqua Industries, Inc. Shareholder Litigation
      Plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery, In re Fuqua Industries, Inc. Shareholder Litigation, Del. Ch., Consolidated C.A. No. 11974, on February 22, 1991, against Fuqua Industries, Inc. (a predecessor company to “The Actava Group” and “Metromedia International Group, Inc.”), Intermark, Inc., the then-current directors of Fuqua Industries and certain past members of the board of directors. The action challenged certain transactions that were alleged to be part of a plan to change control of the board of Fuqua Industries from Fuqua to Intermark and sought money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua Industries and Intermark in the absence of approval by a majority of Fuqua Industries’ disinterested stockholders. Subsequently, two similar actions, styled Behrens v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11988 and Freberg v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11989 were filed. On

May 1, 1991, all of the foregoing actions were consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.
      On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. On May 13, 1997, the Court dismissed all of plaintiffs’ class claims and dismissed all of plaintiffs’ derivative claims except for the claims that Fuqua Industries board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark) was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, both allegedly in furtherance of an entrenchment plan. On January 16, 1998, the Court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.
      On February 5, 1998, plaintiffs filed a consolidated third amended derivative complaint and named as defendants Messrs. Fuqua, Klamon, Sanders, Scott, Warner and Zellars. The complaint alleged that defendants (i) entered into an agreement pursuant to which Triton was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, both allegedly in furtherance of an entrenchment plan. For their relief, plaintiffs sought damages and an accounting of profits improperly obtained by defendants.
      In March 1998, defendants Fuqua, Klamon, Sanders, Zellars, Scott and Warner filed their answers denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The Company also filed its answer, submitting itself to the jurisdiction of the Court for a proper resolution of the claims purported to be set forth by the plaintiffs.
      On March 1, 2004, after completion of document production and submission by plaintiffs of a pre-trial order to the defendants, the defendants filed a motion for summary judgment seeking to dispose of the case in its entirety. The plaintiffs filed a motion seeking leave to further amend their complaint, which was granted on December 14, 2004.
      On May 6, 2005, the Court rendered an opinion granting in part and denying in part the defendants’ motions for summary judgment. The Court held that because defendants Scott and Warner did not owe any fiduciary duties to the Company and its stockholders at the time that defendant Fuqua sold his shares of the Company’s stock to Triton Group, they were entitled to summary judgment on any claim of breach of fiduciary duty associated with that stock sale. The Court also granted defendants’ summary judgment motions on two aspects of plaintiffs’ claims. First, the Court granted summary judgment with respect to plaintiffs’ claim that they should be entitled to recover damages based upon the lost time value of the $110 million that the Company spent on its program to repurchase stock. In addition, the Court granted summary judgment in favor of defendants on plaintiffs’ then currently articulated compensatory damages theory, which was premised on the claim that defendants had kept their alleged entrenchment plan a secret from the market, thereby allegedly inflating the price of the Company’s stock. Although the Court held that plaintiffs would not be entitled to assert that particular compensatory damages claim at trial, the Chancellor found that “plaintiffs remain free to seek damages arising from the defendants’ alleged breach of fiduciary duty” and that they could continue to rely upon the report of their damages expert at trial. The Court denied all of the remaining summary judgment motions and directed the parties to submit a form of order to implement the decision.
      A trial on the remaining claims was scheduled for January 9, 2006. However, in late December 2005, the individual defendants and the plaintiffs entered into settlement negotiations and reached an agreement to settle this action (the “Settlement”). In the proposed Settlement, each of the defendants agreed to deposit his share of the aggregate settlement amount of $7 million in an escrow account maintained for the benefit of the Company in full and complete release of all the claims in this action. The parties made a joint application to the Court seeking an approval of the Settlement. In accordance with a Scheduling Order issued by the Court, the Company mailed to its shareholders of record as of January 6, 2006, a Notice of Pendency informing them of the proposed Settlement. At the March 6, 2006 Settlement Hearing, the Settlement was approved by the Court, all claims against the defendants were released and the case was dismissed with prejudice. Of the $7.0 million in escrowed funds, the Company received approximately $4.6 million, and the remaining approximately $2.4 million was paid to plaintiff’s legal counsel to cover legal fees and expenses. The time for any appeal of the dismissal ran without any appeal having been filed.
      The Company was not a defendant in this derivative case. However, the Company is obligated under its Certificate of Incorporation to indemnify the defendants, who were former directors of the Company, for costs incurred by them in connection with this litigation. The Company’s directors and officers liability insurance carrier for this litigation was Reliance Insurance Company. On May 29, 2001, Reliance consented to the entry of an Order of Rehabilitation by the Commonwealth Court of Pennsylvania. On October 3, 2001, the court ordered Reliance Insurance Company into liquidation. The current status of Reliance Insurance Company raises doubts concerning Reliance’s ability to reimburse the Company for the litigation expenses incurred by the Company in connection with this litigation.
Matthew McLaughlin v. Metromedia
      On January 8, 2004, Mr. Matthew McLaughlin filed a complaint in the Delaware Court of Chancery, Civil Action No. 156-N, seeking to enforce his rights as a stockholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks proper purpose and is preparing to defend its position in court. However, in order to minimize costs of a potential trial, the Company has entered into discussions with the plaintiff regarding the nature of information sought by him and provided certain requested documents. In addition, several senior members of management and outside counsel for the Company met with Mr. McLaughlin and his representatives in an attempt to resolve the matter. Discovery is currently in process. On August 28, 2006, Mr. McLaughlin deposed Mr. Matthew Mosner, former General Counsel of the Company. Mr. McLaughlin also requested to depose the Company’s record custodian and this deposition is currently scheduled to occur on December 14, 2006. No trial has been scheduled in this case. The Company cannot predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations.
      On January 28, 2005 and February 16, 2005, the Company received additional correspondence from Mr. McLaughlin’s legal counsel requesting that the Company take legal action against certain of its present and former directors and officers (“Proposed Individual Defendants”) for alleged improprieties with respect to the management and operation of the Company. In the January 28, 2005 letter, Mr. McLaughlin’s counsel informed the Company that in the event it failed to respond by March 28, 2005, Mr. McLaughlin would take actions against the Company, possibly including commencing litigation to obtain damages from the Proposed Individual Defendants. On March 18, 2005, the Company’s Chief Executive Officer and Chief Financial Officer met with Mr. McLaughlin, along with legal counsel representing both parties, to discuss matters raised in Mr. McLaughlin’s letters. At that meeting, the Company also provided to Mr. McLaughlin additional information and documents sought by him in his requests for books and records of the Company.
      On September 22, 2005, the Company received additional correspondence from Mr. McLaughlin’s legal counsel stating that Mr. McLaughlin is renewing his demand made in previous letters to the Company that the Company take legal action against the Proposed Individual Defendants. Mr. McLaughlin’s counsel further informed the Company that in the event it failed to respond by November 15, 2005, Mr. McLaughlin would take actions he deems appropriate, which may include commencing litigation to obtain damages from the Proposed Individual Defendants. The Company has referred this matter to outside legal counsel. In subsequent correspondence between the Company’s and Mr. McLaughlin’s legal counsel, the November 15, 2005 deadline was extended to February 1, 2006, subject to the Company providing certain additional information to Mr. McLaughlin. On February 7, 2006, the Company requested a further extension of time to respond to the September 2005 letter. On October 16, 2006, Mr. McLaughlin sent another letter to the Company expressing his disagreement with the proposed asset sale and related bankruptcy filing. On October 26, 2006, outside counsel for the Company sent Mr. McLaughlin’s counsel a short letter denying the substance of Mr. McLaughlin’s letter. The Company cannot predict the outcome of matters pending with

Mr. McLaughlin, or the extent to which they could adversely affect the Company’s financial condition and results of operations.
Legal matters with Esopus Creek Capital LLC
  Demand for Books and Records
      On January 17, 2005, the Company received a letter dated January 14, 2005, purportedly on behalf of Esopus Creek Capital LLC (“Esopus”) demanding the right to examine, inspect and copy certain books and records of the Company (the “Demand”). By letter dated January 24, 2005, the Company rejected the request as premature and because the Demand failed to comply with the requirements of Delaware Law. To the knowledge of the Company, no litigation has been commenced in this matter.
  Demand for Shareholders Meeting
      On January 14, 2005, Esopus filed a complaint in the Delaware Court of Chancery, Civil Action No. 1006-N, requesting an order summarily requiring that the Company hold an annual meeting of stockholders for the election of directors. Subsequently, the Company announced that it would hold an annual meeting allowing for the election of directors simultaneously with a meeting called to seek a stockholder vote to approve the PeterStar Sale transaction. The Company later announced that it plans to hold a meeting of stockholders shortly following such time that the Company becomes current with its periodic filings with the SEC. On March 29, 2005, Esopus filed a stipulation requesting that this case be dismissed. The dismissal was granted by the Delaware Court of Chancery on April 13, 2005.
      On August 18, 2006, Esopus filed a complaint in the Delaware Court of Chancery, Civil Action No. 2358-N, requesting an order of the Court pursuant to Section 211 of the Delaware General Corporation Law directing the Company to call and hold an annual meeting of its stockholders. By a Stipulation and Order, dated September 26, 2006, the Company agreed to hold an annual stockholders’ meeting on December 15, 2006. In connection with this Stipulation, the Company paid certain of plaintiffs’ fees and expenses in the amount of $15,000. The case was dismissed with prejudice on September 26, 2006.
  Legal actions in connection with the proposed asset sale
      On October 18, 2006, Esopus Creek Value LP, an affiliate of Esopus, filed a complaint in the Delaware Court of Chancery, Civil Action No. 2484-N, against the Company seeking to enjoin the Company, its directors and officers from entering into an agreement to sell all or substantially all of the Company’s assets before the court-ordered December 15, 2006 annual stockholders’ meeting, as well as seeking to enjoin the Company, its directors and officers from filing a bankruptcy petition before the court-ordered December 15, 2006 annual stockholders’ meeting, and seeking to compel the Company to hold the annual stockholders’ meeting on December 15, 2006.
      On October 19, 2006, plaintiffs Esopus, Black Horse Capital, LP, Black Horse Capital (QP) LP, and Black Horse Capital Offshore Ltd. (collectively, “Black Horse”) filed a complaint in the Delaware Court of Chancery, Civil Action No. 2487-N, against the Company, its directors and officers seeking to enjoin the Company, its officers and directors from entering into an agreement to sell all or substantially all of the Company’s assets, including the Company’s subsidiary Metromedia International Telecommunications, Inc. and/or the Company’s direct or indirect interest in Magticom (the “Asset Sale Agreement”) before the court-ordered December 15, 2006 annual stockholders’ meeting, as well as seeking to enjoin the Company, its directors and officers from filing a bankruptcy petition before the court-ordered December 15, 2006 annual stockholders’ meeting, and seeking to compel the Company, its directors and officers to comply with 8 Del. C. 271, requiring stockholder approval for the sale of all or substantially all assets, before attempting enter into the asset sale transaction. On October 26, 2006, the Court consolidated Civil Action No. 2484-N into 2487-N, now Consolidated Civil Action No. 2487-N.

      On October 24, 2006, the Company indicated in a letter to the Court that it wished to resolve the plaintiffs’ claims as quickly as possible. The Court agreed to hold a preliminary injunction hearing on November 22, 2006. The parties conducted expedited discovery and briefing in advance of the preliminary injunction hearing, which was held in the Court on November 22, 2006.
      Following oral arguments by the plaintiffs and the defendants at the hearing, the Court issued an order (the “Order”), dated November 29, 2006, pursuant to which it was ordered, among other things, that (i) the Company and its representatives, and those persons in active concert or participation with them, not enter into an Asset Sale Agreement, unless consummation of such Asset Sale Agreement is subject to a vote of the common stockholders of the Company pursuant to 8 Del. C. §271, and (ii) in the event the Company enters into an Asset Sale Agreement, the Company and its Board of Directors shall call a meeting of the common stockholders of the Company, consistent with the notice provision of 8 Del. C. §271, the Company shall distribute to its stockholders, in advance of such meeting, a notice advising the Company’s common stockholders of the date, time and place of the meeting and their right to vote on the proposed sale of all or substantially all of the assets of the Company (the “Proposed Sale”) and all information required under Delaware law necessary to ensure an informed vote on the Proposed Sale and at such meeting the common stockholders shall have the opportunity to vote on the Proposed Sale. In addition, the Order provides that the Company and its representatives shall take whatever steps they deem necessary, including the use of oral, written or electronic communications, to encourage stockholders to attend the meeting and cast a vote on the Proposed Sale.
      On December 13, 2006, plaintiffs filed a motion for partial summary judgment. The motion seeks a ruling on plaintiffs’ claims to invalidate a lock-up and voting agreement entered between the Company and certain of its preferred stockholders. Plaintiffs contend that the lock-up and voting agreement is ultra vires in violation of the Company’s Revised Certificate of Incorporation, and the performance of which would be in violation of the Court’s Order on plaintiffs’ motion for a preliminary injunction. A briefing schedule on to plaintiffs’ motion for partial summary judgment has not been entered.
      In relation to these two actions, on October 26, 2006, Esopus sent the Company a letter demanding a copy of the Company’s list of stockholders and related information pursuant to Section 220 of the Delaware General Corporation Law. The stated purpose for demanding the stocklist and related information is to allow Esopus to conduct a proxy solicitation. In a letter dated November 3, 2006, the Company agreed to provide Esopus with a stocklist and most of the other information requested in the October 26, 2006 letter from Esopus and such information has been provided.
      On October 5 and October 6, 2006, the Company received two notices from a group of stockholders (including Esopus and Black Horse) nominating a slate of five individuals for election as directors of the Company to fill the Class I and Class II board seats up for election at the December 15, 2006 annual meeting and proposing two stockholder proposals. On December 8, 2006, this group of stockholders publicly disclosed in a Schedule 13D amendment (later confirmed in writing to the Company by letter dated December 11, 2006) their decision to withdraw their nominees and two stockholder proposals for consideration at the December 15, 2006 annual meeting and that they will not solicit proxies in connection with such meeting.
Legal Matters with Mtatsminda

Mtatsminda v. Ayety and International Telcell SPS, Inc.
      On June 25, 2004, Mtatsminda Limited, which is a 15% shareholder in Ayety, a cable TV company in which International Telcell SPS, Inc. (“International Telcell SPS”), an indirect wholly-owned subsidiary of the Company, is an 85% shareholder, filed a claim against Ayety, Mr. Zurab Chigogidze and International Telcell SPS in the Mtatsminda District Court in Tbilisi, Georgia for damages in the amount of GEL 185,000 (approximately $90,000), GEL 23,000 (approximately $13,000) and GEL 258,000 (approximately $130,000), respectively. In its complaint, Mtatsminda alleges that it suffered damages because Ayety had used its cash resources to make payments to International Telcell SPS in repayment of a credit facility between Ayety and International Telcell SPS. Mtatsminda claims that Ayety has not properly authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda. On September 15, 2004, International Telcell SPS filed a counterclaim stating that all of Mtatsminda’s claims are groundless. International Telcell SPS also challenged Mtatsminda’s standing in the case due to expiration of the statute of limitations, non-payment of court duty and other procedural matters. The hearing of this case has been postponed on several occasions due to the failure of Mtatsminda’s representatives to attend the hearing. In order for the case to proceed to trial or be formally withdrawn, an action by Mtatsminda, is required but to date, has not occurred.
      On October 22, 2004, Mtatsminda filed a complaint in the Mtatsminda District Court in Tbilisi, Georgia against International Telcell SPS, Georgia International LLC, and Suny-K LLC alleging that International Telcell SPS violated U.S. and Georgian laws in connection with its purchase of additional shares of Ayety in 2000. The Company believes that it has not violated U.S. or Georgian laws in connection with this transaction. The Company is prepared to defend it position in the Georgian courts, and in the U.S. courts if necessary. A hearing date in this case has not yet been scheduled.

International Telcell SPS, Inc. v. Mtatsminda.
      On June 28, 2004, the Company was notified by Mtatsminda that in March 2003, Mtatsminda prepared and filed in the Georgian courts (which are responsible for company registration in Georgia) a new Charter of Ayety (the “New Charter”), which denies International Telcell SPS certain rights previously afforded to it as an 85% shareholder of Ayety and allows Mtatsminda to veto certain key decisions regarding Ayety. The Company believes that the New Charter should not be recognized as an enforceable legal arrangement since the process by which the New Charter was prepared and filed in the Georgian courts was carried out in a manner that was not in compliance with applicable Georgian law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid unless and until successfully challenged. In December 2004, International Telcell SPS filed a complaint in the Mtatsminda District Court in Tbilisi, Georgia against Mtatsminda to have the New Charter declared invalid. A hearing on the merits of this case was held on April 25, 2006, and the court ruled in favor of Mtatsminda. The Company has been advised that the court’s ruling was principally due to the expiration of the statue of limitations associated with the timing of the Company’s filing of its complaint. International Telcell SPS has appealed this ruling. A hearing date in the appellate court has not yet been scheduled.

Georgian Matters
      In 2004 and early-to-mid 2005, representatives of Mtatsminda sent several letters to the Company in which they made certain commercial claims against the Company and alleged that Company personnel may have violated the FCPA and possibly engaged in other improper or illegal conduct. However, Mtatsminda refused to present any concrete evidence in support of the allegations that they made. The Company has reviewed the commercial claims made by Mtatsminda and believes that they are without merit. Allegations regarding possible violations of the FCPA and certain improper or illegal conduct were reviewed by outside counsel to the Company and are substantially similar to the allegations that were previously investigated by the Board of Directors and outside counsel. As disclosed in the Company’s Annual Report on Form 10-K for the year ended on December 31, 2003, that investigation did not uncover any specific factual support for any allegations of improper or illegal conduct and for this reason the Board of Directors of the Company has determined not to re-open the investigation.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Due to the delay in the Company’s filing of its Form 10-Q for the quarter ended September 30, 2002 with the SEC, AMEX suspended the Company’s common stock from trading from November 26, 2002 until January 6, 2003. On February 25, 2003, the Company received notice from the staff of the Exchange indicating that the Exchange filed an application with the SEC on February 20, 2003 to strike the Company’s common stock and Preferred Stock from listing and registration on the Exchange, effective at the opening of the trading session on March 3, 2003.
      From March 3, 2003 through September 23, 2003, the Company’s equity securities were quoted on the OTC Bulletin Board trading system (the “OTCBB”). However, on September 24, 2003, the Company’s common stock was removed from quotation from the OTCBB because the Company was not then in compliance with NASD Rule 6530. As a result, the Company’s common stock and Preferred Stock were then quoted on the “Pink Sheets.” On June 18, 2004, the Company filed its first quarter 2004 Form 10-Q, and became compliant with OTCBB trading eligibility requirements. On August 6, 2004, the Company’s common stock (OTCBB: MTRM.OB) began trading on the OTCBB after a market maker had successfully filed a petition with the NASD seeking their permission for the Company’s common stock to be quoted on the OTCBB. The Company’s Preferred Stock (OTCPK: MTRMP) remains quoted on the Pink Sheets.
      On April 20, 2005, the OTCBB trading system appended the Company’s common stock trading symbol by adding an “E” modifier, due to the Company’s delinquency in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In addition, at the close of business on May 23, 2005 the Company’s common stock was removed from quotation on the OTCBB because the Company was not then in compliance with the NASD Rule 6530, since the Company failed to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the SEC. As a result, the Company’s common stock is now quoted solely on the Pink Sheets.
      The following table sets forth the high and low bid quotations per common share as reported on the over-the-counter market for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

	Market Price of Common Stock

	2005		2004		2003

Quarter Ended	High	Low	High	Low	High	Low

March 31	$1.89	$0.55	$0.49	$0.13	$0.07	$0.01
June 30	$1.59	$0.95	$0.42	$0.26	$0.15	$0.01
September 30	$1.89	$1.31	$0.51	$0.35	$0.21	$0.10
December 31	$1.83	$1.47	$0.72	$0.46	$0.21	$0.09
      Holders of common stock are entitled to such dividends as may be declared by the Company’s Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its common stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the common stock in the foreseeable future. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company’s future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends, including the contractual limitations set forth in the certificate of designation for the Company’s existing Preferred Stock (the “Certificate of

Designation”). In addition, the Company’s ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries and business ventures (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
      As of December 31, 2005, there were approximately 6,039 shareholders of record for the Company’s common stock.
      The following table sets forth, as of December 31, 2004, information regarding the Company’s equity compensation plans:

	Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	987,529	$4.54	4,618,791
Equity compensation plans not approved by security holders(2)	2,000,000	7.44	—

Total	2,987,529	$6.48	4,618,791

(1)	The equity compensation plan approved by security holders includes the Company’s 1996 Incentive Stock Option Plan, which was amended and restated effective November 12, 1997 (the “1996 Plan”). The 1996 Plan was approved by the Company’s stockholders in August 1996 and the plan expired on January 31, 2006.

(2)	The equity compensation plan not approved by security holders listed in the table above consists of two option agreements with each of Mr. John Kluge and Mr. Stuart Subotnick. The option agreements provide that options were granted to Messrs. Kluge and Subotnick on April 18, 1997, allowing each optionee to purchase 1,000,000 shares of common stock of the Company at a price of $7.44 per share. The options are fully vested and are exercisable until their expiration on April 17, 2007. In May 2005, Mr. Kluge provided the Company a recently executed assignment agreement that indicated that the aforementioned options were assigned, effective in 1998, to a trust that he has established.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements, including the notes thereto, and the other consolidated financial data included elsewhere in this report.

	Years Ended December 31

	2004	2003	2002	2001		2000(1)

		(Restated)(2)	(Restated)(2)	(Restated)(2)		(Restated)(2)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$80,428	$73,029	$65,204	$57,086		$78,514
Equity in income (losses) of unconsolidated investees	15,046	9,458	(23,790)	(69,784	)(3)	(20,026	)(3)
(Loss) income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(24,558)	575	(70,857)	(128,743)		(4,542)

	Years Ended December 31

	2004	2003	2002		2001	2000(1)

		(Restated)(2)	(Restated)(2)		(Restated)(2)	(Restated)(2)
					(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Income (loss) from discontinued components (4)	6,595	10,266	(36,269)		(116,610)	(17,388)
Cumulative effect of changes in accounting principles	—	2,023 (5)	(1,127	)(3)	—	—
Net (loss) income	(17,963)	12,864	(108,253)		(245,353)	(21,930)
Net loss attributable to common stockholders	$(36,753)	$(4,623)	$(124,527)		$(260,361)	$(36,938)
Income (loss) per common share — Basic and diluted:
Continuing operations before the cumulative effect of changes in accounting principles and discontinued components	$(0.46)	$(0.18)	$(0.93)		$(1.53)	$(0.21)
Discontinued components (4)	0.07	0.11	(0.38)		(1.24)	(0.18)
Cumulative effect of changes in accounting principles	—	0.02 (5)	(0.01	)(3)	—	—

Net loss	$(0.39)	$(0.05)	$(1.32)		$(2.77)	$(0.39)
Ratio of earnings to fixed charges (6)	n/a	n/a	n/a		n/a	n/a
Weighted average common shares outstanding	94,035	94,035	94,035		94,035	93,978
Dividends per common share	—	—	—		—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents (7)	$36,609	$26,925	$26,467		$24,059	$70,753
Total assets	216,943	218,622	280,594		452,736	714,714
Total long-term liabilities	165,970	170,074	222,330		213,234	235,740
Redeemable preferred stock	207,000	207,000	207,000		207,000	207,000
Stockholders’ (deficiency) equity	(16,516)	(10,096)	(22,020)		90,976	340,321

(1)	In October 2000, the Company sold its indirect 22% interest in Baltcom GSM for a total cash consideration of $66.3 million and recorded an after tax gain on the sale of $57.4 million.

(2)	As previously noted, the Company has restated its financial results to reflect correction of past accounting errors. For a discussion of the individual restatement adjustments and the impact of the restatement adjustments on the Company’s previously filed financial statements, see Note 2, “Restatement of Prior Financial Information” of the Notes to Consolidated Financial Statements. In addition, the Company has restated its 2001 and 2000 summary financial information for similar accounting errors. The correction of such errors resulted in a net adjustment of $0.2 million to increase accumulated deficit as of January 1, 2002. The impact of correction of such errors for the year ended December 31, 2001 financial data was:

•	An increase in equity in losses of unconsolidated investees of $22.6 million;

•	An increase in loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles of $21.0 million; and

•	A decrease in loss from discontinued components of $24.2 million and a decrease in net loss and net loss attributable to common stockholders of $3.2 million.

Such changes were principally due to the deconsolidation of Teleport. Furthermore, the correction of such accounting errors, as of December 31, 2001 financial data, was a decrease in total assets of $17.8 million, which is principally due to the deconsolidation of Teleport and Telcell, and an increase of $0.2 million in stockholders’ equity.
      Furthermore, the impact of correction of such errors for the year ended December 31, 2000 financial data was:

•	A decrease in revenues of $0.7 million;

•	An increase in equity in losses of unconsolidated investees of $7.3 million;

•	An increase in loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles of $4.0 million;

•	A decrease in loss from discontinued components of $6.3 million; and

•	A decrease in net loss and net loss attributable to common stockholders of $2.4 million.

Such changes are principally due to the deconsolidation of Eurodevelopment, Teleport and Telcell. Furthermore, the correction of such accounting errors, as of December 31, 2000 financial data, was a decrease in cash of $0.1 million, a decrease in total assets of $21.4 million, which is principally due to the deconsolidation of Teleport and Telcell and to a lesser extent, Eurodevelopment, and a reduction of $3.4 million in stockholders’ equity.

(3)	On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of applying the provisions of SFAS No. 142, the Company recorded a cumulative effect transitional impairment charge of $1.1 million in continuing operations and $13.6 million in discontinued operations as of January 1, 2002. Amortization of goodwill for the years ended December 31, 2001 and 2000 was $3.6 million and $4.9 million, respectively. Goodwill amortization included in equity in income (losses) of unconsolidated investees for the years ended December 31, 2001 and 2000 was $4.9 million, $5.1 million, respectively.

(4)	On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. In light of these events, the Company concluded that such businesses met the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these entities have been presented as such within the consolidated financial statements. In addition to remaining non-core media business, certain other businesses disposed of during 2003 and 2002, including Snapper, Inc. and Metromedia China Corp., have been classified as discontinued business components in the consolidated financial statements.

(5)	Effective January 1, 2003, the Company changed its policy regarding accounting for business ventures previously reported on a lag basis. All of the Company’s operating business ventures with the exception of PeterStar have historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the years ended December 31, 2002, 2001 and 2000 include the results for those business ventures for the twelve months ended September 30, 2002, 2001 and 2000, respectively. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Therefore, the financial results as of and for the twelve months ended December 31, 2003 reflect the change of bringing all business ventures off of the lag. As a result of this change, a $2.5 million decrease to beginning accumulated deficit was recorded, of which $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and the remaining $0.5 million is included in income from discontinued components for the year ended December 31, 2003.

(6)	For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for the cumulative effect of a change in accounting principle, minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on Preferred Stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were: $66.8 million; $49.6 million; $96.9 million; $99.7 million and $20.9 million, respectively.

(7)	Cash balances at the Company’s business ventures are generally only made available to the Company as a result of the declaration and payment of dividends by the ventures. Due to legal and contractual restrictions on the declaration and payment of dividends, such cash balances cannot be readily accessed by the Company to meets it liquidity needs without the distribution of dividends. Moreover, dividends require formal declarations to effect transfers to the Company. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results from Operations — Liquidity and Capital Resources”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Special Note Regarding Forward-Looking Statements
      Any statements in this document about the Company’s expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are often but not always made through the use of words or phrases like “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative of these words or phrases or other variations on these words or phrases or comparable terminology, or by discussions of strategy that involves risks and uncertainties.
      These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

•	liquidity issues facing the Company;

•	the ability of the Company to prepare and timely file its periodic reports with the SEC;

•	the ability of the Company to work with the local management teams of its Magticom, Telecom Georgia, Telenet and Ayety business ventures in meeting their potential business opportunities, financial prospects and growth potential;

•	general economic and business conditions, which will, among other things, impact demand for the Company’s products and services;

•	competition from other communications companies or companies engaged in related businesses, which may, among other things, affect the Company’s ability to enter into or acquire new businesses, or generate revenues;

•	political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Georgia, which may, among other things, affect the Company’s results of operations;

•	timely completion of construction projects of new systems for the business ventures in which the Company has invested, which may, among other things, impact the costs of these projects;

•	developing legal structures in Georgia, which may, among other things, affect the Company’s ability to enforce its legal rights;

•	actions of local partners in the Company’s business ventures in Georgia, which may, among other things, affect the Company’s results of operations;

•	exchange rate fluctuations;

•	license renewals for the Company’s business ventures;

•	the loss of any significant customers or the deterioration of the credit quality of the Company’s customers;

•	changes in business strategy or development plans;

•	the ability of the Company to recruit, train and retain qualified personnel to not only meet local management requirements but to also enable the Company to timely file its periodic reports with the SEC;

•	changes in government regulation or actions of regulatory bodies, and

•	other factors referenced in this document.
      Accordingly, any forward-looking statement is qualified in its entirety by reference to these risks, uncertainties and other factors and you should not place any undue reliance on them. Furthermore, any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict when and if such factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
      The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and Item 1. “Business.”
Liquidity and Capital Resources

The Company
      Overview: As previously discussed (see Item 1. “Business — Recent Developments — PeterStar Sale Transaction and Redemption of Senior Notes”), the Company sold its interest in the PeterStar Group on August 1, 2005 for cash consideration of $215.0 million. The Company anticipates that it will recognize a gain of approximately $113.7 million, before transactional costs, on the disposal of the PeterStar Group in the third quarter of 2005. Furthermore, on August 8, 2005, using cash proceeds from the PeterStar Sale, the Company completed the redemption of its Senior Notes for a redemption price of, including accrued and unpaid interest, approximately $157.7 million.
      As previously discussed (see Item 1. “Business — Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Magticom Ownership Activity — February 2005 and September 2005”), the Company executed a series of transactions in February 2005 that enabled the Company to obtain the largest economic interest, 42.8%, in and exert operational oversight over Magticom. Additionally, in September 2005, the Company participated in a transaction that enabled the Company to obtain a 50.1% economic interest in Magticom, again the largest economic interest, and the Company, as a part of that transaction, paid off all its third party debt.
      As previously discussed (see Item 1. “Business — Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Telecom Ownership Activity”), in February 2005 the Company increased its economic interest in Telecom Georgia to 81% and obtained the ability to exert operational oversight over Telecom Georgia. In addition, in July 2006, the Company consummated a series of transactions associated with its 81% ownership interest in Telecom Georgia. In summary, the Company acquired a controlling interest in Telenet, a Georgian company providing internet access, data communication, voice telephony and international access services, from a third party in exchange for cash and a minority interest shareholding in both Telenet and Telecom Georgia. In addition, Dr. Jokhtaberidze, the Company’s principal partner in Magticom, acquired from the Company a minority interest shareholding in the Company’s ownership in these two business ventures. As a result, the Company’s interests in Telenet and Telecom Georgia are held through US-based holding companies in which the Company has the controlling interest, enabling the Company to exercise operational oversight over both Telenet and Telecom Georgia. Furthermore, the Company exited the transactions with the largest economic interest of any of the shareholders in both Telecom Georgia and Telenet, of approximately 21% and 26%, respectively and completed these transactions with a net corporate cash outlay of approximately $450,000. Further, in October 2006, the Company, through International T LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%.
      Telenet provides high-speed data communication and internet access services on both a wired and wireless basis, primarily to commercial and institutional customers in Georgia. It also operates international voice and data transit links between Georgia and Russia. Immediately prior to the Company’s acquisition of Telenet, Telenet acquired from IberiaTel, Georgia’s only license to provide CDMA 450 MHz wireless voice and data services and a CDMA 450 network deployed in Georgia’s capital city, Tbilisi. The target markets of Telecom Georgia and Telenet are office and residential consumers of fixed location telephony and data communication service; and both companies have well-established Georgian brands in these markets.
      The Company undertook this business combination of Telecom Georgia and Telenet to extend the range of communication services offered by our Georgian companies to include conventional office and residential local exchange telephony service and to address the rapidly growing internet and data communications markets in Georgia. This strategy aims to complement and strengthen the market leadership position already held by our Magticom business in Georgia’s mobile telephony market. In combination, Telenet and Telecom Georgia provide an excellent vehicle for competing in Georgia’s fixed location communications market on both a wired and wireless basis. Our new partners, the former owners of Telenet, bring considerable local operating experience and financing capacity with respect to the further development of Telenet and Telecom Georgia; and the involvement of our Magticom partner in the development assures smooth coordination between future mobile and fixed location service expansion activities.
      As previously discussed (see Item 1. “Business — Recent Developments  — Proposed Sale of Substantially all of Company Assets”), the Company has executed a letter of intent (the “Offer Agreement”) and entered into exclusive negotiations with the Offering Group for them to acquire the Company’s 100% ownership interest in Metromedia International Telecommunications, Inc., which represents substantially all of the Company’s assets, for a purchase price of $480 million. If a binding sale and purchase agreement were to be executed with the Offering Group, the Company’s intention was to undertake the sale to the Offering Group through a court supervised auction conducted in accordance with section 363 of 11 U.S.C. §§ 101 et seq (the “Code”) in a case to be filed in the United States Court for the District of Delaware (the “Wind-Up”).
      The Company entered into the Offering Agreement on September 28, 2006 with the Offering Group providing for exclusivity in negotiations during a sixty-day due diligence period and setting forth intended terms of a binding share purchase agreement which they presently expect to execute within the exclusivity period and upon conclusion of the Offering Group’s due diligence. The Offer Agreement was executed on September 28, 2006 but did not become effective until October 1, 2006, the date at which the Company had entered into the separate Lock-Up and Voting Agreements with representatives of holders of approximately 80% of its 4.1 million outstanding shares of Preferred Stock (the “Preferred Representatives”).

      On October 24, 2006, the Company received a letter from Istithmar in which Istithmar informed the Company that it is not going to participate in the proposed transaction and has assigned its proposed stake in the Offering Group to the other members of such group on a pro rata basis. On October 28, 2006, the Company received a letter from Salford and Emergent, the remaining two members of the Offering Group and parties to the letter of intent, in which Salford and Emergent have confirmed to the Company that they are still interested in proceeding with the transactions contemplated by the letter of intent and have agreed to assume on a pro rata basis the stake of Istithmar in the Offering Group following the decision of Istithmar to no longer participate in the Offering Group.
      The Company received a letter dated November 16, 2006 from Salford and Emergent, the remaining two members of the buying consortium and parties to the Offer Agreement, in which such members informed the Company that (i) Emergent is not going to participate in the proposed transaction and has assigned its proposed 10% equity stake in the buying consortium to Salford, which 10% equity stake Salford has agreed to assume, and (ii) Salford remains committed to proceeding with the proposed transaction on the terms contemplated by the Offer Agreement.
      In connection with the Offer Agreement, the Preferred Representatives have agreed to support a chapter 11 plan in the Wind-Up pursuant to which holders of the Company’s Preferred Stock would receive $68 per share from Net Distributable Cash of $420 million or less and one-half of any Net Distributable Cash in excess of $420 million, allocated equally among the shares of Preferred Stock. The balance of Net Distributable Cash would be allocated equally among the outstanding common shares. Since the Preferred Representatives represent holders of more than two-thirds of the presently outstanding Preferred Stock, if such a plan is approved by the Court, the plan would be binding on all preferred stockholders. By end of first half 2007, the combined face value plus accumulated unpaid dividends that would otherwise be due to the preferred stockholders would be in aggregate approximately $325 million or $78.50 per share of Preferred Stock outstanding.
      On November 18, 2006, the Company and Preferred Representatives of holders of more than two-thirds of the Company’s outstanding shares of Preferred Stock agreed to an amendment to the Lock-Up and Voting Agreements pursuant to which holders of the Company’s Preferred Stock will receive $68 per share from Net Distributable Consideration (as defined in the amendment to the Lock-Up and Voting Agreements) of $420 million or less, plus one-half of any Net Distributable Consideration in excess of $420 million and less than $465 million, and plus twenty percent of any remaining Net Distributable Consideration in excess of $465 million, allocated equally among the shares of Preferred Stock. The balance of Net Distributable Consideration would be allocated equally among the outstanding common shares.
      There can be no assurances that any transaction with the Offering Group or any other party concerning the Company and/or any of its assets will take place nor can any assurance be given with respect to the timing or terms of any such transaction. Also, since the negotiations are ongoing between the parties, it is possible that terms of any binding sale and purchase agreement ultimately executed, may differ in certain material respects from terms described herein. Details of the terms of a final agreement, if any, reached between the Company, on the one hand, and the Offering Group or some third party, on the other hand, will be disclosed upon the execution of the respective definitive agreements.
      As previously discussed (see Item 1. “Business — Recent Developments — Magticom Dividend Distribution”), in October 2006, Magticom issued a $33.33 million dividend to its shareholders of which $3.33 million was paid to the Georgian government, representing the required 10% withholding tax for dividend distributions to U.S. shareholders. International TC LLC received the $30.0 million dividend distribution and then repaid its loan obligations, principal and interest, to a wholly-owned subsidiary of MIG and Dr. Jokhtaberidze in the amount of $14.73 million and $14.67 million, respectively. Furthermore, International TC LLC distributed the remaining $0.6 million to its members as a dividend, of which a wholly-owned subsidiary of MIG received $0.3 million.

      As previously discussed (see Item 1. “Business — 2003 Restructuring”), the Company substantially completed the restructuring of its business interests and corporate operations during the third quarter of 2004 with the sale of most of the Company’s remaining radio business ventures.

Liquidity Issues

Internal Sources of Liquidity
      As previously discussed (see Item 1. “Business — Liquidity”), the Company is a holding company and it does not generate cash flows from operations. As a result, the Company is dependent on the earnings of its business ventures and the distribution or other payment of these earnings to it to meet its Long Term Corporate Cash Outlay Requirements, in addition to making any cash distributions to its stockholders. The Company’s Long Term Corporate Cash Outlay Requirements consist of cash outlays for its currently projected corporate overhead expenditure requirements and ordinary course funding of its Historic Corporate Liabilities (as defined below).
      The Company has legacy liabilities as a result of the Company’s prior U.S. based business operating activities, principally attributable to the business activities when the Company operated under the names of “The Actava Group, Inc.” and “Fuqua Industries, Inc.”, which include, but are not limited to, employee benefit obligations to former employees (pension obligations and provisions for medical and life insurance), current funding requirements associated with the settlement (in April 2006) of the Fuqua Industries, Inc. Shareholder Litigation (see Item 3. “Legal Proceedings — Fuqua Industries, Inc. Shareholder Litigation”), self-insurance reserves attributable to product liability and workers’ compensation claims and environmental claims (collectively, the “Historic Corporate Liabilities”).
      As of December 31, 2004 and October 31, 2006, the Company had $32.7 million and $16.8 million, respectively, of unrestricted corporate cash. The Company’s business ventures are separate legal entities that have no obligation to pay any amounts that the Company owes to third parties. With respect to the Company’s business ventures that it accounts for following the equity method of accounting, the voting power and veto rights of the Company’s business venture partners may limit the Company’s ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, the cash balances of these business ventures cannot be readily accessed to meet the Company’s corporate liquidity needs without the distribution of dividends, following formal dividend declarations (which would also require minority shareholder approval at certain of the respective business ventures) to effect transfers to the Company.
      As of December 31, 2004 and July 31, 2005, PeterStar held $3.9 million and $9.7 million of cash, respectively, which was held in banks in the country of Russia. Pursuant to the definitive agreement that the Company executed in February 2005 associated with the PeterStar Sale, the Company agreed that it would not take actions as the majority shareholder in PeterStar to cause PeterStar to either distribute a dividend to its shareholders or repay any intercompany loans to the Company.
      In addition, as of December 31, 2004, Magticom had $28.4 million of cash, which was held in banks in Georgia. As of October 31, 2006, Magticom had $21.3 million of cash, of which $6.0 million was held in a U.S. bank and the remainder held in Georgian banks. As previously disclosed (see Item 1. “Business —Recent Developments—Reorganization of Ownership Interest in Business Ventures in Georgia—Magticom Ownership Activity—February 2005”), the Company obtained the largest effective ownership interest in Magticom and gained the ability to exert operational oversight over Magticom in February 2005, including decisions related to the distribution of shareholder dividends.
      The Company projects that its current corporate cash reserves and anticipated continuing dividends from Magticom will be sufficient for the Company to meet, on a timely basis, its currently planned Long Term Corporate Cash Outlay Requirements. The Company intends to maintain minimal corporate cash balances in the future, since the Company believes that the Magticom cash reserves should be used for business development purposes in Georgia and the surrounding Central Asian region.
Access to Business Ventures’ Cash Balances
      The Company has invested in substantially all of its business ventures with local partners. With respect to the Company’s business ventures that it accounts for following the equity method of accounting, the voting power and veto rights of the Company’s business venture partners may limit the Company’s ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, cash balances of the business ventures cannot be readily accessed without distribution of dividends, which require formal dividend declarations to affect transfers to the Company.
      As a result of actions taken by local management at Ayety, Telecom Georgia and some of the Company’s former business ventures, these business ventures engaged in commercial activities that did not yield full or satisfactory economic benefit to the business ventures. Where such actions occurred, the Company was unable to prevent them due to limitations on the Company’s shareholder rights with respect to management participation or control. For example, either cash receipts for services rendered by the respective business ventures were diverted from the business ventures bank account or expenditures were made or commitments were entered into by the business venture that provided little or no economic value to the respective business ventures. However, to the knowledge of the Company, no such commercial activities and resulting accounting consequences of the aforementioned transactions have been material to the Company’s historical results of operations and financial condition. Furthermore, management is not aware of any instances in which such expenditures and commitments have not been properly reflected in its consolidated financial statements.
      As discussed previously, the Company is presently unable to exercise satisfactory management control over Ayety (see Item 3. “Legal Proceedings — Legal Matters with Mtatsminda — International Telcell SPS vs Mtatsminda”). This circumstance may give rise to results of future operations at Ayety, which do not reflect results that would be achievable under proper and effective management. The Company believes, however, that the Company’s overall prospective results of operations and general financial condition will not be materially affected by this condition for the following reasons:

•	The Company’s U.S. GAAP investment carrying balance in Ayety is zero;

•	The Company has no legal obligation to fund future operations of Ayety and would not further invest in this business unless and until satisfactory management control can be reasserted;

•	Ayety’s financial performance had historically been immaterial to the Company’s overall results of operations and financial condition; and

•	The Company does not anticipate the receipt of dividends or repayments of previously made loans to Ayety until such time as satisfactory management control can be reasserted.
      However, any limitation on the Company’s ability to repatriate amounts from its business ventures, as a result of the poor financial performance of the aforementioned business ventures due to weak local management, represents a missed opportunity for the Company to increase corporate cash inflows.

External Sources of Liquidity
      As previously discussed, the Company has a complicated equity capital structure. For example, the Company’s outstanding Preferred Stock is trading at a substantial discount to its per share liquidation value. This condition limits the Company’s ability to access the capital markets or is a significant deterrent for the Company using its common stock as currency for business development purposes.

      During the past several years, the Company has relied upon cash receipts from the sale of certain of its noncore business ventures and, to a lesser extent, the repatriation of cash from business ventures; in the form of dividend distributions or the repayment of outstanding loans, in order to meet its outstanding legal liabilities and obligations. (see Item 1A. “Risk Factors — The Company may face limitations or additional costs in securing funds for further business development”).
Capital Resources
      Magticom has in recent years funded its continuing capital expenditure and working capital requirements from its own operating cash flow. The Company anticipates this trend to continue for the foreseeable future. Magticom spent approximately $27.4 million in capital expenditures for the twelve months ended December 31, 2005, which was internally funded from its operations. The currently budgeted capital expenditures program for Magticom for the twelve months ended December 31, 2006 is in excess of $60.0 million, which the Company anticipates will be internally funded by Magticom and not require additional Company investment.
      PeterStar in most recent history had been able to self-fund its working capital requirements and capital spending for construction, development and maintenance of its network infrastructure and operational systems. Through July 31, 2005, PeterStar had expended $9.3 million in capital expenditures for its network infrastructure and operational systems and this amount was internally funded from PeterStar operations.
      With respect to Telecom Georgia, the Company anticipates that Telecom Georgia, as presently organized, will be able to fund its continuing working capital and capital spending requirements from internal operating cash flows. Telecom Georgia spent $0.1 million in capital expenditures for the twelve months ended December 31, 2005, which was internally funded from its operations. The currently budgeted capital expenditures program for Telecom Georgia for the twelve months ended December 31, 2006 is expected to be approximately $0.5 million. Current preliminary forecasts of Telecom Georgia’s near term operations suggest that costs of needed internal restructuring at Telecom Georgia as presently organized can also be funded from internal cash flows; however, the Company may choose to make additional investment in Telecom Georgia to accelerate the timing of this restructuring. The Company has no obligation to provide any financing to Telecom Georgia.
      With respect to Ayety, the Company is currently not certain of its capital resource requirements for the twelve months ended December 31, 2005; however, the Company has no obligation to provide any further financing to Ayety.
      See “ — Liquidity Issues” for a discussion of the liquidity issues facing the Company.

Contractual Obligations
      The following represents contractual commitments associated with long-term debt, capital leases inclusive of interest payments, non-cancelable operating leases net of any non-cancelable subleases, purchase obligations, and employment related costs (in thousands):

				Non-Cancelable		Employment
		Long-Term	Capital	Operating	Purchase	Related
Year Payment Due	Total	Debt (1)	Leases (1)	Leases (2)	Obligations (2)	Costs (3)

2005	$9,556	$268	$1,392	$89	$752	$7,055
2006	6,419	220	20	91	—	6,088
2007	152,915	152,271	—	94	—	550
2008	739	255	—	72	—	412
2009	263	263	—	—	—	—
Thereafter	507	507	—	—	—	—
Less: amount representing interest	(98)	—	(98)	—	—	—

Total	$170,301	$153,784	$1,314	$346	$752	$14,105

(1)	On August 1, 2005, the Company sold its interest in PeterStar and on August 8, 2005, the Company redeemed the then outstanding Senior Notes. The long-term debt and capital lease obligations ceased being commitments of the Company subsequent to these two events.

(2)	Such obligations have not been recognized in the Company’s Consolidated Balance Sheet as of December 31, 2004. However, the Company has entered into contractual arrangements that obligate the Company to remit such payments, thus these obligations represent “off balance sheet” arrangements.

(3)	This amount represents the amount due to executive officers of the Company associated with the PeterStar Sale; bonuses due to the Company’s Chief Financial Officer and Chief Accounting Officer to be paid only at the time such that the Company is current with its periodic filings with the SEC; and amounts owed pursuant to employment agreements with our executive officers (see Item 11. “Executive Compensation — Executive Transaction Bonus Agreements, Employment Agreements and Bonus Award Agreements”).
Off Balance Sheet Transactions
      As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company is party to a contractual arrangement for non-cancelable operating leases totaling $346,000 as of December 31, 2004. In addition, the Company has outstanding $6.2 million of outstanding letters of credit, which serve principally as collateral for certain liabilities under the Company’s self-insurance program. Such letters are fully collateralized with cash held at financial institutions. Of the $6.2 million of outstanding letters of credit, $2.6 million of outstanding letters of credit were terminated in the first quarter of 2005, as such letters of credit were deemed to be in excess of estimated self-insurance liabilities.
Senior Notes
      In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its Senior Notes in exchange for PLD Telekom’s then outstanding senior notes and convertible subordinated notes. The Senior Notes accrued interest at the rate of 10 1/2% per year, payable semi-annually in cash. On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company (“Adamant”), in which the Company conveyed its ownership interest in certain of its businesses in Russia in exchange for, among other things, approximately $58.6 million face value of the Company’s Senior Notes held by Adamant. With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.
      As previously discussed, on August 8, 2005, using a portion of the cash proceeds from the PeterStar Sale, the Company completed the redemption of its outstanding $152.0 million Senior Notes. The aggregate redemption price of the Senior Notes, including accrued and unpaid interest, was $157.7 million.
Preferred Stock
      As of December 31, 2004, there were 4.1 million shares of the Preferred Stock, par value $1.00 per share issued and outstanding. Each share of Preferred Stock has a liquidation preference of $50.00 plus accrued and unpaid dividends thereon. Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash, (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.
      Through March 15, 2001, the Company paid its quarterly dividends on the Preferred Stock in cash. The Company has elected not to declare dividends for any quarterly dividend periods ending after June 15, 2001. As of December 31, 2004 and December 31, 2005, total dividends in arrears were $64.7 million and $84.8 million, respectively. The amount of dividends that will accumulate for the twelve months ending December 31, 2006 will be $21.7 million, including the effects of compounding and assuming there are no payments of the dividends.
      The Preferred Stock is redeemable at any time, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of December 31, 2004, the Company has not redeemed any of the Preferred Stock. The Preferred Stock is not subject to any sinking fund provisions.
      The Preferred Stock is convertible at any time at the option of the holders into shares of common stock of the Company. The rate used to determine the number of shares of common stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00, subject to adjustment based on certain events defined in the Certificate of Designation. As of December 31, 2004, no shares of Preferred Stock have been converted into shares of common stock. Furthermore, the Certificate of Designation provides that each holder of shares of Preferred Stock has a one-time option to convert their shares of Preferred Stock into common stock upon the Company triggering the “sale of all or substantially all of the assets of the Company” clause, as defined in the Certificate of Designation (the “Sale Event”). If such an event were to occur, the Company would ascertain if the average closing price of a share of common stock for the five trading days preceding the Sale Event is less than the conversion price discussed in the preceding paragraph (currently $15). If the average closing price of a share of common stock for the five trading days preceding the Sale Event was lower than the conversion price discussed above, then preferred stockholders would have a limited one-time option to convert their shares of Preferred Stock (the liquidation value of the Preferred Stock, including accrued but unpaid dividends) into common stock. If any holder of Preferred Stock chooses to exercise this one-time conversion option, they would have the right to convert their shares of Preferred Stock into common stock at a conversion price equal to the greater of:

•	the average closing price of common stock for the five trading days preceding the Sale Event, and

•	$7.91.
      However, in lieu of issuing shares of common stock upon the exercise of this one-time conversion option, the Company would have the right, at its sole option, to make a cash payment in an amount equal to the average closing price of a share of common stock for the five trading days preceding the Sale Event for each share otherwise issuable upon exercise of this one-time conversion option. This one-time conversion option would have to be exercised within 30 days following the consummation of the Sale Event. Under the terms of the Certificate of Designation governing the Preferred Stock, the consummation of the PeterStar Sale did not constitute a Sale Event.
      In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to its stockholders before any payment or distribution is made to the holders of common stock or other class of stock subordinated to the Preferred Stock. The holders of the Preferred Stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the Preferred Stock are entitled in the event the liquidation preference cannot be paid in full. Under the terms of the Certificate of Designation, the consummation of the PeterStar Sale was not deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the Company. Except as described below, the holders of the Preferred Stock have no voting rights.
      According to the terms of the Preferred Stock, in the event the Company does not make six consecutive dividend payments on the Preferred Stock, holders of 25% of the outstanding Preferred Stock can compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors to the Company’s Board of Directors. As of September 15, 2002, the Company had failed to make six consecutive Preferred Stock dividend payments. In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares, or approximately 58%, of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stockholders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting. This waiver is to remain effective until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stockholders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive.
      Although opportunities to restructure the Preferred Stock have previously been evaluated, present Company plans presume the continued deferral of the payment of dividends on the outstanding Preferred Stock. The Company cannot provide assurances at this time that a restructuring of the Preferred Stock will be consummated or, if consummated, that such effort would produce a material improvement in common shareholder equity valuation.
Business Venture Support and Corporate Overhead Costs
      In the years ended December 31, 2004, 2003 and 2002, the Company incurred $25.4 million, $29.4 million, and $27.7 million, respectively, on support of its subsidiary business ventures and headquarters overheads. The Company provides business development and financial reporting services to its business ventures. The principal components of the Company’s corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants, bankers and consultants), facility related costs and other general and associated administrative costs (insurance and regulatory compliance costs) and funding associated with the Company’s previously discussed Historic Corporate Liabilities. For further discussion of the Company’s corporate overhead expenses, (see Item 7. “Consolidated Results of Operations for the Year Ended December 31, 2004 Compared to the Consolidated Results of Operations for the Year Ended December 31, 2003, Other Consolidated Results”).
      Due to the Company’s current initiatives to settle certain of its Historic Corporate Liabilities related to employee benefit obligations and the Company’s current evaluation of costs that it will need to incur to meet its compliance requirements associated with SOX 404, the Company is currently unable to provide clear guidance as to its expected corporate overhead expenses and respective corporate cash outlays over the next twelve months.
Guarantees and Commitments

Employee Benefit Plans
      The Company is currently taking steps to settle and resolve certain benefit obligations to former U.S.-based employees of the Company. These initiatives are being implemented to both reduce the Company’s prospective rate of use of corporate cash and to resolve certain of its long-standing Historic Corporate Liabilities.
      Until the third quarter of 2004, the Company sponsored two tax-qualified defined benefit pension plans in the U.S. These plans were merged at the end of September 2004 to reduce administrative and related expenditures (the “Pension Plan”). In the third quarter of 2004, the Company initiated a process whereby the Pension Plan would be terminated pursuant to a standard termination, in accordance with the provisions of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). At the time of initiating the termination, the Company believed that the process to terminate the plan would take at most twelve months to complete; however, the final distribution did not take place until the end of first quarter 2006. Specifically, on March 14, 2006, the Company funded approximately $5.4 million to the Pension Plan to ensure that the value of the Pension Plan assets was sufficient to cover all benefit liabilities.
      The Pension Plan was required, at termination, to have assets sufficient in value to provide for all retiree benefit liabilities under the Pension Plan within the meaning of Section 4041 of ERISA. The Company engaged an outside actuary to determine the additional amount that the Company was required to contribute to the Pension Plan to satisfy all benefit liabilities. The Company anticipates that it will recognize an additional expense of $10.2 million in the first quarter of 2006 for the termination of the Pension Plan, which includes recognition of $7.4 million of expense that is recorded within the “accumulated other comprehensive loss” line item within the Company’s consolidated balance sheet as of December 31, 2004.
      In addition, the Company also maintains a nonqualified, unfunded supplemental retirement plan (“SERP”) for certain former executives based in the U.S. and an unfunded group medical plan and life insurance coverage for certain former employees subsequent to retirement (“Retiree Medical Plan”). As of December 31, 2004, the unfunded status of the SERP and Retiree Medical Plan was approximately $3.7 million. The Company paid $0.6 million in 2005 to participants in the SERP and Retiree Medical Plan. In addition, the Company is currently preparing the necessary analysis needed to negotiate with participants in the SERP and the Retiree Medical Plan with regard to a settlement of the Company’s obligations to such former employees; however, at present the Company is not certain if it will be successful in negotiating a settlement or of the ultimate cash outlay required to settle fully any of its SERP and Retiree Medical Plan obligations.
Discussion of Changes in Financial Position
      The Company’s current ratio, defined as total current assets divided by total current liabilities, declined to 1.2 from 1.8 as of December 31, 2004 and 2003, respectively, after increasing to 1.8 from 1.0 as of December 31, 2003 and 2002, respectively. The decrease in current ratio in 2004 is primarily due to the accrual of liabilities for the 2004 MOU obligation cancellation payment ($7.5 million), the Fuqua litigation ($3.0 million) and the reclassification of the employee benefit plan obligations ($5.7 million) from long-term to current as of December 31, 2004. Such reclassification is due to management’s actions to terminate such benefit plan obligations within the next twelve months.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Cash Flows from Operating Activities
      The following table is a summary of operating cash flow activities of the Company during the respective periods, as reported within the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	December 31,

	2004	2003	Difference

	(Restated)
Operating activities:
Net (loss) income	$(17,963)	$12,864	$(30,827)
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	(15,046)	(9,458)	(5,588)
Dividends and interest received from unconsolidated investees	12,141	8,306	3,835
Depreciation and amortization	23,341	21,042	2,299
Depreciation and amortization of discontinued components	—	2,822	(2,822)
Minority interest	3,458	4,552	(1,094)
Deferred income tax benefit	(1,732)	(362)	(1,370)
Gain on retirement of debt	—	(24,582)	24,582
Gain on disposition of equity investee business ventures, net	—	(13,342)	13,342
(Gain) loss on disposition of discontinued components, net	(7,057)	(10,326)	3,269
Asset impairment charges	—	—	—
Asset impairment charges of discontinued components	403	1,131	(728)
Accretion of debt discount	—	—	—
Cumulative effect of changes in accounting principles	—	(2,023)	2,023
Cumulative effect of changes in accounting principles of discontinued components	—	(503)	503

TOTAL NONCASH AND OTHER RECONCILING ITEMS	15,508	(22,743)	38,251

Cash flows used in operations, net of items not requiring cash	(2,455)	(9,879)	7,424
Changes in:
Accounts receivable	1,037	(572)	1,609
Prepaid expenses and other assets	15	4,954	(4,939)
Accounts payable and accrued expenses	1,575	(1,165)	2,740
Other long-term assets and liabilities, net	(2,085)	(1,906)	(179)
Net change in operating assets and liabilities of discontinued components	2,303	1,455	848

TOTAL CHANGES IN WORKING CAPITAL ITEMS	2,845	2,766	79

Cash provided by (used in) operating activities	$390	$(7,113)	$7,503

      Cash provided by operating activities for the year ended December 31, 2004 was $0.4 million as compared to cash used in operating activities of $7.1 million for the year ended December 31, 2003. The $7.5 million year over year reduction in cash used in operating activities was due to a $7.4 million decrease in cash used in operations, net of total noncash and other reconciling items (as defined in the table above), and a $0.1 million increase in cash provided by working capital items.

      The $7.4 million decrease in cash used in operations, net of total noncash and other reconciling items, reflects the net of the $30.8 million unfavorable movement in loss from operations in 2004 as compared to 2003, which was fully offset by a $38.2 million reduction in total noncash and other reconciling items in 2004 as compared to 2003. The $38.2 million reduction in total noncash and other reconciling items, reflects:

•	The gain of $24.6 million recognized on retirement of debt in 2003 that was not repeated in 2004;

•	The gain of $16.6 million recognized on the disposition of business ventures and discontinued components in 2003 in excess of the gains recognized in 2004;

•	An increase of dividends and interest received from unconsolidated investees of $3.8 million, which represents dividend distributions from Magticom. As previously discussed, in February and September 2005 the Company’s holdings in Magticom were reorganized, so that the Company now holds a 50.1% effective ownership interest, an increase from 34.5% as of December 31, 2004 (see “Item 1. Business — Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Magticom Ownership Activity — February 2005”). As such, future dividends declared by Magticom will result in a larger proportionate receipt of dividends for the Company; and

•	Such gains were partially offset principally by an increase in equity in income of unconsolidated investees of $5.6 million, which is principally due to the continued favorable results of Magticom during 2004, the cumulative effect of $2.5 million related to a change in accounting principle recognized in 2003 upon the elimination of a three-month lag in reporting for certain business ventures and certain discontinued components and to a lesser extent change in the amounts for depreciation and amortization, minority interest, deferred income taxes and asset impairment charges in 2004 as compared to 2003.
      The $0.1 million increase in cash provided by working capital items reflects:

•	A $4.9 million increase in cash used for prepaid expenses and other assets, which was primarily due to the significant reduction in prepaids during 2003 as compared to 2002. Professional advisors required significant prepayments and advances for professional services in 2002 that were expensed in 2003. Thus, prepaids decreased by $4.9 million in 2003 as compared 2002; however, the Company’s prepaid expenses remained relatively consistent in 2004 as compared to 2003;

•	A $0.8 million increase in cash provided by working capital items of discontinued components (this amount represents the cash used for working capital items of discontinued components prior to each of their respective dispositions);

•	A $2.7 million decrease in cash used for accounts payable and accrued liabilities. Although the Company used a significant amount of cash in 2004 to reduce its outstanding accounts payable and accrued liabilities, the Company reflected a net cash inflow in 2004 as compared to 2003, since the Company accrued approximately $10.5 million in the fourth quarter 2004. Specifically, the Company accrued the following:

•	A $7.5 million accrual to recognize the Company’s pro-rata portion of the $15.0 million obligation to cancel the Georgian government’s rights under a 2004 MOU to obtain a 20% Magticom purchase option (see ”Item 1. Business — Recent Developments — Reorganization of Ownership Interest in Business Ventures in Georgia — Magticom Ownership Activity — February 2005”); and

•	A $3.0 million accrual to indemnify certain prior directors for litigation costs (see “Item 3. Legal Proceedings — Fuqua Industries, Inc. Shareholder Litigation”); and

•	A $1.6 million increase in cash received from collections of accounts receivable in 2004 as compared to 2003.

Cash Flows from Investing Activities
      The following table is a summary of investing cash flow activities of the Company during the respective periods, as reported within the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	December 31,

	2004	2003	Difference

	(Restated)
Investing activities:
Loan principal repayment received from unconsolidated investees	$—	$—	$—
Additions to property, plant and equipment and other	(15,055)	(16,238)	1,183
Additions to property, plant and equipment of discontinued components	(333)	(2,559)	2,226
Business acquisitions, net of cash acquired	(3,787)	—	(3,787)
Proceeds from sale of business ventures, net	679	19,805	(19,126)
Proceeds from sale of discontinued components, net	31,006	14,174	16,832
Investments in discontinued components, net of distributions	(1,296)	(1,750)	454
Other investing activities, net	—	703	(703)

Cash provided by investing activities	$11,214	$14,135	$(2,921)

      Cash provided by investing activities for the year ended December 31, 2004 was $11.2 million as compared to $14.1 million for the year ended December 31, 2003. The $2.9 million decrease in cash provided by investing activities in 2004 as compared to 2003, reflects:

•	A decrease in cash proceeds of $19.1 million from the sale of business ventures in 2004 as compared to 2003.

•	In 2004, the Company received $0.7 million in cash proceeds from the disposition of Cosmos TV; and

•	In 2003, the Company received $19.8 million in net cash proceeds associated with the following dispositions: $14.5 million from the sale of Baltcom TV; $3.6 million from the Adamant Transaction; $1.2 million from the sale of Tyumen; and $0.9 million from the sale of Teleplus, net of costs paid of $0.4 million;

•	An increase in cash proceeds of $16.8 million from dispositions of discontinued businesses in 2004 as compared with 2003.

•	In 2004, the Company received $31.0 million for dispositions of its interests in discontinued components, comprised of: $13.5 million, $16.5 million, $1.5 million, $0.7 million and $0.5 million related to the dispositions of MII, Romsat, ATK, Vilsat TV and Radio Skonto, respectively, net of costs paid of $1.7 million; and

•	In 2003, the Company received $14.2 million for dispositions of its interests in discontinued components, comprised of: $2.1 million, $4.5 million and $1.4 million from the dispositions of Sun TV, Technocom and from the Adamant Transaction, respectively, net of costs paid of $0.6 million. In addition, the Company received $6.0 million in the year ended December 31, 2003 in relation to the final payment from Simplicity for the sale of Snapper Inc. that occurred in November 2002 and $0.8 million from other dispositions;

•	An increase in cash outlays of $3.8 million associated with PeterStar business development to fund its regional business acquisition strategy, in 2004 as compared to 2003;

•	A decrease in cash outlays of $2.2 million and $1.2 million for capital expenditures associated with discontinued business components and PeterStar, respectively, in 2004 as compared to 2003;

•	A decrease in cash outlays of $0.5 million for the funding of discontinued business components, in 2004 as compared to 2003; and

•	The remaining $0.7 million reduction in cash proceeds is attributable to other PeterStar investing activities associated with short-term financial investments.

Cash Flows from Financing Activities
      The following table is a summary of financing cash flow activities of the Company during the respective periods, as reported within the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	December 31,

	2004	2003	Difference

	(Restated)
Financing activities:
Dividends paid to minority interests	$—	$(4,069)	$4,069
Payments on debt and capital leases	(1,661)	(2,297)	636
Borrowings under debt and capital leases	—	—	—
Payments on debt and capital leases of discontinued components, net	—	—	—

Cash used in financing activities	$(1,661)	$(6,366)	$4,705

      Cash used in financing activities for the year ended December 31, 2004 was $1.7 million as compared to $6.4 million for the year ended December 31, 2003. The $4.7 million reduction in cash used in financing activities in 2004 as compared to 2003, reflects:

•	A reduction in cash outlays of $4.1 million associated with dividends distributed to minority interests. The $4.1 million decrease was result of PeterStar not distributing any dividends to its shareholders in 2004 as compared to 2003. In 2003, PeterStar distributed dividends to its shareholders of $14.0 million and the minority partner received a dividend of $4.1 million; and

•	The remaining $0.6 million reduction in cash outlays was associated with a decrease in PeterStar repayments on its debt and capital lease obligations.

     Year Ended December 31, 2003 Compared to Year End December 31, 2002

Cash Flows from Operating Activities
      The following table is a summary of operating cash flow activities of the Company during the respective periods, as reported within the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	December 31,

	2003	2002	Difference

	(Restated)	(Restated)
Operating activities:
Net (loss) income	$12,864	$(108,253)	$121,117
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	(9,458)	23,790	(33,248)
Dividends and interest received from unconsolidated investees	8,306	2,216	6,090
Depreciation and amortization	21,042	20,387	655
Depreciation and amortization of discontinued components	2,822	11,180	(8,358)
Minority interest	4,552	2,800	1,752
Deferred income tax (benefit) expense	(362)	411	(773)
Gain on retirement of debt	(24,582)	—	(24,582)
Gain on disposition of equity investee business ventures, net	(13,342)	(5,873)	(7,469)
(Gain) loss on disposition of discontinued components, net	(10,326)	8,991	(19,317)
Asset impairment charges	—	7,383	(7,383)
Asset impairment charges of discontinued components	1,131	5,907	(4,776)
Accretion of debt discount	—	5,253	(5,253)
Cumulative effect of changes in accounting principles	(2,023)	1,127	(3,150)
Cumulative effect of changes in accounting principles of discontinued components	(503)	13,570	(14,073)

TOTAL NONCASH AND OTHER RECONCILING ITEMS	(22,743)	97,142	(119,885)

Cash flows used in operations, net of items not requiring cash	(9,879)	(11,111)	1,232
Changes in:
Accounts receivable	(572)	146	(718)
Prepaid expenses and other assets	4,954	(2,663)	7,617
Accounts payable and accrued expenses	(1,165)	(4,207)	3,042
Other long-term assets and liabilities, net	(1,906)	2,341	(4,247)
Net change in operating assets and liabilities of discontinued components	1,455	14,217	(12,762)

TOTAL CHANGES IN WORKING CAPITAL ITEMS	2,766	9,834	(7,068)

Cash used in operating activities	$(7,113)	$(1,277)	$(5,836)

      Cash used in operating activities for the year ended December 31, 2003 was $7.1 million as compared to cash used in operating activities of $1.3 million for the year ended December 31, 2002. The $5.8 million increase in cash used in operating activities in 2003 as compared to 2002 was due to a $7.0 million decrease in cash provided by working capital items and a $1.2 million decrease in cash used in operations, net of total noncash and other reconciling items (as defined in the statements of cash flows).

      The $7.0 million decrease in the cash provided by working capital items, reflects:

•	A $12.8 million increase in cash used by working capital items at discontinued components, principally due the reduction in inventories and accounts receivable during 2002 as compared to 2001 at Snapper and during the year ended December 31, 2002, the Company received $4.9 million and $3.1 million related to the settlement of certain claims and taxes, respectively, related to discontinued business ventures;

•	A $7.6 million decrease in the use of cash associated with prepaid expenses, primarily due to the significant reduction in prepaid expenses during 2003 as compared to 2002. Due to the Company’s liquidity issues in 2002, professional advisors required significant prepayments and advances for professional services in 2002 that were expensed in 2003. The Company did not have such similar prepayments as of December 31, 2003.

•	A $3.0 million decrease in cash used to settle accounts payable and accrued expenses in 2003 as compared to 2002;

•	A $4.2 million increase in cash used for long-term assets and liabilities, principally the release of certain restricted cash collateralizing the Company’s self-insurance obligations in 2003 as compared to 2002; and

•	A $0.7 million decrease in cash received from collections of accounts receivable in 2003 as compared to 2002.
      The $1.2 million decrease in cash outflows from operations, net of total noncash and other reconciling items, primarily reflects a favorable change in the Company’s income (loss) of $121.1 million, which was offset by a $119.9 million unfavorable change in the total noncash and other reconciling items.
      The $119.9 million increase in total noncash and other reconciling items, reflects:

•	The $33.2 million increase in the equity in income of unconsolidated investees, principally due to an impairment charge of $27.1 million that was recorded in 2002 attributable to the Company’s investment in Comstar with the residual associated with increased equity in earnings attributable to Magticom;

•	The gain of $24.6 million on the retirement of debt in 2003 that did not occur in 2002;

•	The Company recognized higher gains of $19.3 million and $7.5 million associated with the disposition of discontinued business components and equity investee business ventures, respectively, in 2003 as compared to 2002;

•	The Company recorded a $13.6 million cumulative effect of a change in accounting principles, in 2002, associated with discontinued components related to the transitional impairment recognized upon adoption of SFAS No. 142 and no corresponding amount in 2003;

•	The Company recorded a $1.1 million cumulative effect of a change in accounting principles, in 2002, associated with continuing operations related to the transitional impairment recognized upon adoption of SFAS No. 142, which had a favorable effect on cash flows. Furthermore, the Company recorded a $2.5 million cumulative effect of a change in accounting principles, in 2003, associated with continuing operations and discontinued components related to the elimination of a three-month lag in reporting for certain business ventures and discontinued components; and

•	The remaining components were related to change in the amounts in 2003 as compared to 2002 with respect to:

•	An increase of dividends and interest received from unconsolidated investees of $6.1 million, which represents dividend distributions from Magticom in 2003 and various business ventures paid dividends and interest on credit lines during 2002; and

•	Asset impairment charges for continuing operations and discontinued components of $7.4 million and $4.8 million, respectively;

•	Depreciation and amortization for discontinued components and continuing operations of $8.4 million and $0.7 million, respectively;

•	Accretion of debt discount of $5.3 million in 2002 and no corresponding amount in 2003;

•	Minority interest of $1.8 million; and

•	Deferred income taxes of $0.8 million.

Cash Flows from Investing Activities
      The following table is a summary of investing cash flow activities of the Company during the respective periods, as reported within the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	December 31,

	2003	2002	Difference

	(Restated)	(Restated)
Investing activities:
Loan principal repayment received from unconsolidated investees	$—	$839	$(839)
Additions to property, plant and equipment and other	(16,238)	(13,694)	(2,544)
Additions to property, plant and equipment of discontinued components	(2,559)	(6,157)	3,598
Business acquisitions, net of cash acquired	—	—	—
Proceeds from sale of business ventures, net	19,805	11,234	8,571
Proceeds from sale of discontinued components, net	14,174	22,800	(8,626)
Investments in discontinued components, net of distributions	(1,750)	(266)	(1,484)
Other investing activities, net	703	(1,221)	1,924

Cash provided by investing activities	$14,135	$13,535	$600

      The $0.6 million increase in cash provided by investing activities in 2003 as compared to 2002, reflects:

•	An increase in cash proceeds of $8.6 million from the sale of business ventures in 2003 as compared to 2002.

•	In 2003, the Company received $19.8 million in net cash proceeds associated with the following dispositions: $14.5 million from the sale of Baltcom TV; $3.6 million from the Adamant Transaction; $1.2 million from the sale of Tyumen; and $0.9 million from the sale of Teleplus, net of costs paid of $0.4 million; and

•	In 2002, the Company received $11.2 million in cash proceeds associated with the following dispositions: $9.4 million from the sale of Alma TV; $1.7 million from the sale of Belarus-Netherlands BELCEL; and $0.1 million from the sale of Omni-Metromedia/ Caspian American;

•	A decrease in cash proceeds of $8.6 million from the sale of discontinued components in 2003 as compared to 2002.

•	In 2003, the Company received $14.2 million in cash proceeds associated with the following dispositions: $6.0 million for the final payment from the sale of Snapper, Inc. that occurred in late 2002; $1.4 million from the Adamant Transaction; $4.5 million from the sale of Technocom; $2.1 million from the sale of Sun TV; and $0.8 million from other dispositions, net of costs paid of $0.5 million; and

•	In 2002, the Company received $22.8 million in cash proceeds associated with the following dispositions: $15.6 million from the sale of Snapper, Inc.; $4.8 million from the sale of ALTEL; and $2.4 million from the sale of CPY Yellow Pages;

•	A decrease in cash proceeds of $0.8 million from loan principal repayment received from unconsolidated investees in 2003 as compared with 2002. In 2002, $0.8 million was distributed by various business ventures, principally related to repayments of outstanding principal on outstanding credit line facilities;

•	A decrease in cash outlays of $3.6 million for capital expenditures associated with discontinued business components in 2003 as compared to 2002;

•	An increase in cash outlays of $2.5 million for capital expenditures for PeterStar in 2003 as compared to 2002. The PeterStar capital expenditures were principally to fund the growth of PeterStar and the efforts of PeterStar to provide a high speed digital fiber network to its customers, in lieu of traditional copper telephone infrastructure;

•	An increase in cash outlays of $1.5 million for the funding of discontinued business components in 2003 as compared to 2002; and

•	The remaining $1.9 million reduction in cash used for investing activities is attributable to other PeterStar investing activities associated with short-term financial investments.

Cash Flows from Financing Activities
      The following table is a summary of financing cash flow activities of the Company during the respective periods, as reported within the Company’s Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	December 31,

	2003	2002	Difference

	(Restated)	(Restated)
Financing activities:
Dividends paid to minority interests	$(4,069)	$(3,392)	$(677)
Payments on debt and capital leases	(2,297)	(846)	(1,451)
Borrowings under debt and capital leases	—	4,868	(4,868)
Payments on debt and capital leases of discontinued components, net	—	(11,482)	11,482

Cash used in financing activities	$(6,366)	$(10,852)	$4,486

      The $4.5 million reduction in cash used in financing activities in 2003 as compared to 2002, reflects:

•	A reduction of $11.5 million in payments on debt and capital leases of discontinued components, which is principally payments that Snapper made on its bank facility prior to the Company’s disposition in November 2002;

•	A decrease of $4.9 million in PeterStar borrowings in 2003 as compared to 2002;

•	An increase of $1.4 million in PeterStar payments on debt and capital leases in 2003 as compared to 2002; and

•	An increase in cash outlays of $0.7 million associated with dividends distributed to minority interests in 2003 as compared to 2002. In 2003 and 2002, PeterStar distributed dividends of $14.0 million and $11.2 million to its shareholders, respectively, and as a result, the minority partner received dividends of $4.1 million and $3.4 million in 2003 and 2002, respectively.
Inflation and Foreign Currency
      The effects of inflation in the respective markets in which the Company’s business ventures operate are reflected within the Company’s business ventures financial results as effects of foreign currency fluctuations.
      During 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluations of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in these markets has improved, the long-term prospects for the emerging market of Georgia remains unclear. The devaluation of many of the currencies in the region in 2000 and 2001 was not as marked as in previous years and in 2003 and 2004 such currencies strengthened against the U.S. Dollar. However, the potential still remains for future negative effects on the U.S. Dollar value of the revenues generated by the Company’s business ventures. Any such economic difficulties could materially negatively impact the financial performance of the Company.
      The Company currently does not hedge against exchange rate risk and therefore could be materially negatively impacted by declines in exchange rates between the time its business ventures receive funds in local currency and the time such business ventures distribute these funds in U.S. Dollars to the Company. The ability of the Company to hedge is significantly limited, since the Company’s operations are in the country of Georgia and the Georgian Lari is not readily convertible outside Georgia.
      The Company’s strategy is to minimize its foreign currency risk. Whenever possible, the Company billed and collected revenues in U.S. Dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. However, due to the strengthening of the Russian Ruble, effective September 1, 2003 PeterStar began billing and collecting in Russian Rubles. In a majority of customer contracts, PeterStar has retained the right to change the billing currency should PeterStar deem the circumstances warrant such a change. As a result, PeterStar changed its functional currency to the Russian Ruble effective October 1, 2003. In addition, due to changes in its principal liabilities, Magticom changed its functional currency to the Georgian Lari effective April 1, 2003.
      The Company is exposed to foreign exchange price risk in that its operations are located outside of the United States. In remeasuring the financial statements stated in the local currency into the reporting currency, U.S. Dollars, a cumulative translation adjustment may result. In Russia, where the Company had the majority of its operations in consolidated business ventures, a 10% devaluation of the Russian Ruble in the year ended December 31, 2004, for example, would have resulted in a decrease to the Company’s net income of $0.4 million, with all other variables held constant. In addition, Magticom, which is accounted for under the equity method of accounting, could be exposed to foreign exchange price risk. In Georgia, where Magticom operates, a 10% devaluation of the Georgian Lari for the year ended December 31, 2004, for example, would have resulted in a decrease to the Company’s net income of $0.8 million, with all other variables held constant.
      Through the year ended December 31, 2004, the average Georgian Lari exchange rate against the U.S. Dollar increased by 11% compared to the average exchange rate for the year ended December 31, 2003. For the year ended December 31, 2003 the average Georgian Lari exchange rate increased by 3% against the U.S. Dollar compared to the year ended December 31, 2002.
      Through the year ended December 31, 2004, the average Russian Ruble exchange rate against the U.S. Dollar increased by 6% compared to the average exchange rate for the year ended December 31, 2003.

For the year ended December 31, 2003, the average Russian Ruble exchange rate increased by 2% against the U.S. Dollar compared to the year ended December 31, 2002.
      As the Company’s business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase. However, Magticom established a U.S. Dollar bank account at a U.S. based financial institution to maintain its excess cash balance.
      The following table provides information about the Company’s principal financial instruments denominated in Russian Rubles and presents such information in U.S. Dollar equivalents (in thousands). The table summarizes information on instruments that are sensitive to foreign currency exchange rates.

	December 31,	December 31,	December 31,
	2004	2003	2002

		(Restated)	(Restated)
Current assets
Cash and cash equivalents	$3,425	$1,264	$4,539
Accounts receivable, net	4,431	893	703
Prepaids and other assets	2,227	447	1,060
Current liabilities
Accounts payable	1,325	248	42
Accrued expenses	333	206	318
Closing foreign currency exchange rate	27.75	29.45	31.78
      In addition to the above exposure to changes in the exchange rate of the Russian Ruble, the Company is exposed for its investments in Georgia based business ventures, principally Magticom, for changes in the exchange rate of the Georgian Lari. The Company’s U.S. GAAP carrying balance in Magticom was $30.3 million, $24.9 million and $21.5 million as of December 31, 2004, 2003 and 2002, respectively.
Results of Operations

Basis of Presentation
      The Company accounts for certain of its business ventures following the equity method of accounting, since it generally does not exercise control over such business ventures. Under the equity method of accounting, the Company reflects the investments in and advances to business ventures, adjusted for distributions received and its share of the income or losses on the Company’s balance sheet. The income (losses) recorded represents the Company’s equity in the income (losses) of the business ventures. Equity in the income (losses) of the business ventures by the Company are generally reflected according to the level of ownership of the business venture by the Company until such business venture’s contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the business venture, if the Company is the sole funding source of the business venture.
      In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Accordingly, effective January 1, 2003, the Company changed its policy regarding the accounting for the business ventures previously reported on a three-month lag basis. Prior to the adoption of this accounting policy, all of the Company’s then current business ventures, with the exception of PeterStar, had reported their financial results on a three-month lag. Therefore, the Company’s financial results for the year ended December 31, 2002 includes the results for those business ventures for the twelve months ended September 30, 2002.
      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. As of December 31, 2004, the Company had entered into agreements for the disposition of all non-core media businesses. In addition, since the first quarter of 2002, the Company had sought out opportunities to sell other business ventures for the purpose of improving the Company’s liquidity position. In light of these events, the Company had concluded that certain business ventures met the criteria for classification as discontinued business components as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and these business ventures had been presented as such within the Company’s consolidated financial statements.
      As discussed in further detail (see “Item 1. Business — Recent Developments — Restatement of Prior Year Financial Information 2005 Restatement Work Effort”) in June 2005, the Company reached the conclusion that it needed to restate its previously issued financial statements for certain accounting errors. Accordingly, this periodic report reflects the effects of that restatement effort.
      As of December 31, 2004, the PeterStar Group did not meet the requirements of Paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as such, the Company has not treated the PeterStar Group as a long-lived asset held for sale as of December 31, 2004. As such, the Company has continued to present the PeterStar Group’s results of operations as continuing operations in the consolidated statements of operations for all years presented. However, effective in the first quarter of 2005, the PeterStar Group met the criteria of SFAS No. 144 for classification as a discontinued component. As a result, beginning with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, the PeterStar Group will be so accounted for within the Company’s financial statements at that date and prospectively through the date of disposition.

Segment Information
      The Company’s segment information, including other unconsolidated operating segments, is set forth for the years ended December 31, 2004, 2003 and 2002 in the following tables (in thousands):
Segment Information
Year Ended December 31, 2004

			Corporate,
			Other and
	PeterStar	Magticom	Eliminations	Consolidated

Consolidated
Revenues	$79,057	$—	$1,371	$80,428
Cost of services	26,513	—	45	26,558
Selling, general and administrative	18,567	—	26,695	45,262
Depreciation and amortization	23,061	—	280	23,341

Operating income (loss)	$10,916	$—	$(25,649)	$(14,733)

Unconsolidated Business Ventures
Revenues	$—	$102,014	$665
Cost of services	—	16,283	111
Selling, general and administrative	—	12,698	278
Depreciation and amortization	—	14,115	98

Operating income	$—	$58,918	$178

Net income (loss)	$—	$50,308	$121

Equity in income (losses) of unconsolidated investees(1)	$—	$15,046	$—	15,046

Interest expense, net				(16,190)
Foreign currency loss				(680)
Other expense				(60)
Income tax expense				(4,483)
Minority interest				(3,458)

Loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles				(24,558)
Income from discontinued components				6,595
Cumulative effect of changes in accounting principles				—

Net loss				$(17,963)

(1)	Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Year Ended December 31, 2003

			Other	Corporate,
			Disposed	Other and
	PeterStar	Magticom	Businesses	Eliminations	Consolidated

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated
Revenues	$70,527	$—	$—	$2,502	$73,029
Cost of services	23,493	—	—	50	23,543
Selling, general and administrative	14,051	—	—	31,654	45,705
Depreciation and amortization	20,280	—	—	762	21,042

Operating income (loss)	$12,703	$—	$—	$(29,964)	$(17,261)

Unconsolidated Business Ventures
Revenues	$—	$72,004	$36,791	$—
Cost of services	—	10,557	14,995	—
Selling, general and administrative	—	8,622	13,156	—
Depreciation and amortization	—	12,508	7,640	—

Operating income (loss)	$—	$40,317	$1,000	$—

Net (loss) income	$—	$31,494	$(919)	$—

Equity in (losses) income of unconsolidated investees(1)	$—	$10,414	$(956)	$—	9,458

Interest expense, net					(17,864)
Foreign currency loss					(518)
Gain on retirement of debt					24,582
Gain on disposition of equity investee business ventures					13,342
Other expense					(95)
Income tax expense					(6,517)
Minority interest					(4,552)

Income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles					575
Income from discontinued components					10,266
Cumulative effect of changes in accounting principles					2,023

Net income					$12,864

(1)	Equity in (losses) income of unconsolidated investees reflects elimination of intercompany interest expense.

Segment Information
Year Ended December 31, 2002

			Other	Corporate,
			Disposed	Other and
	PeterStar	Magticom	Businesses	Eliminations	Consolidated

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated
Revenues	$62,831	$—	$—	$2,373	$65,204
Cost of services	19,207	—	—	151	19,358
Selling, general and administrative	16,993	—	—	29,742	46,735
Depreciation and amortization	18,789	—	—	1,598	20,387
Asset impairment charges	1,352	—	—	6,031	7,383

Operating income (loss)	$6,490	$—	$—	$(35,149)	(28,659)

Unconsolidated Business Ventures
Revenues	$—	$46,544	$120,710	—
Cost of services	—	6,721	50,672	—
Selling, general and administrative	—	7,129	35,926	—
Depreciation and amortization	—	12,061	30,210	—
Asset impairment charges	—	750	440	—

Operating income (loss)	$—	$19,883	$3,462	$—

Net (loss) income	$—	$15,627	$(4,325)	$—

Equity in (losses) income of unconsolidated investees(1)	$—	$4,341	$(28,131)	$—	(23,790)

Interest expense, net					(21,050)
Foreign currency gain					473
Gain on disposition of equity investee business ventures					5,873
Other expense					347
Income tax expense					(1,251)
Minority interest					(2,800)

Loss from continuing operations before discontinued components and the cumulative effect of changes in accounting principles					(70,857)
Loss from discontinued components					(36,269)
Cumulative effect of changes in accounting principles					(1,127)

Net loss					$(108,253)

(1)	Equity in (losses) income of unconsolidated investees reflects elimination of intercompany interest expense.
      The following discussion and analysis relates to the Company’s results of operations of both continuing and discontinued businesses for each of the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with “Item 6. Selected Financial Data” and the Consolidated Financial Statements and the notes related thereto that appear elsewhere in this document.
      Included is a discussion of certain material non-consolidated operations. The Company believes that this discussion is helpful to developing an understanding of the factors contributing to the overall financial condition and results of operations. The discussion of the results of operations is organized as follows:

Consolidated Results

•	Consolidated Results of Operations for the Year Ended December 31, 2004 compared to the Consolidated Results of Operations for the Year Ended December 31, 2003

•	Consolidated Results of Operations for the Year Ended December 31, 2003 compared to the Consolidated Results of Operations for the Year Ended December 31, 2002

Unconsolidated Results

•	Unconsolidated Results of Operations for the Year Ended December 31, 2004 compared to the Unconsolidated Results of Operations for the Year Ended December 31, 2003

•	Unconsolidated Results of Operations for the Year Ended December 31, 2003 compared to the Unconsolidated Results of Operations for the Year Ended December 31, 2002

Discontinued Components Results

•	Discontinued Components Results of Operations for the Year Ended December 31, 2004 compared to the Discontinued Components Results of Operations for the Year Ended December 31, 2003

•	Discontinued Components Results of Operations for the Year Ended December 31, 2003 compared to the Discontinued Components Results of Operations for the Year Ended December 31, 2002
CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
PeterStar
      PeterStar is the leading competitive local exchange carrier in St. Petersburg, Russia. On October 1, 2003, PeterStar acquired the ownership rights of Baltic Communications Ltd. (“BCL”), a local and long distance telephony operator in St. Petersburg, Russia. Prior to October 1, 2003, BCL was an indirect wholly owned subsidiary of the Company and therefore the acquisition of BCL by PeterStar was a transaction between two companies under common control. Accordingly, the results of BCL have been combined with PeterStar on a historical basis for presentation purposes, since PeterStar has accounted for its acquisition of BCL in a manner similar to the pooling method of accounting. Subsequent to its acquisition of BCL, PeterStar successfully integrated BCL’s staff and network with its own operating facilities and shifted BCL’s telephony and data service customers to PeterStar-branded services. BCL now serves as PeterStar’s outlet for pre-paid calling cards distributed through a network of dealers. Such pre-paid calling cards are usable for Voice-over-IP (“VoIP”) calling and dial-up Internet access and can be used in conjunction with any telephone and enable the user to make VoIP long distance calls or access Internet services providers. The cards are usable in St. Petersburg, select Russian cities and in certain foreign countries. As discussed previously, on August 1, 2005, the Company sold its economic interest in PeterStar for cash consideration of $215.0 million.
      Since 2003, PeterStar has pursued a strategy of regional expansion from its initial base of operations in the city of St. Petersburg. PeterStar opened branch operations in Moscow in 2003 to extend services to those of its St. Petersburg customers with Moscow business interests. In April 2004, PeterStar acquired a controlling interest in Pskov City Telephone Company, the incumbent fixed line telephony service provider in the city of Pskov (the central administrative city of the Northwest Russia regional district bordering Lithuania, Estonia and Latvia). In September 2004, PeterStar acquired ADM, a leading independent provider of telephony and IP-based services in the city of Murmansk (a significant Russian seaport and central city of a Northwest Russia regional district bordering Finland and Norway). Such business acquisitions have been accounted for using the purchase method of accounting and the results of operations of these acquired businesses have been included in the results of PeterStar’s operations since their respective acquisition dates.

Revenues
      PeterStar revenues increased by $8.6 million (12%) to $79.1 million for the year ended December 31, 2004 as compared to $70.5 million for the year ended December 31, 2003. The significant components of revenues for PeterStar for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Business fixed	$41,025	$37,703
Data and internet	20,627	16,059
Carrier services	8,269	9,307
Regulated services	6,609	3,979
Equipment and other	2,527	3,479

Total revenues	$79,057	$70,527

      PeterStar’s financial results for the full-year 2004 were favorably affected by the strengthening of the Russian Ruble, PeterStar’s functional currency, against the U.S. Dollar. The Russian Ruble average exchange rate against the U.S. Dollar for the full-year 2004 increased by 6% compared to the average exchange rate of the Russian Ruble against the U.S. Dollar for the full-year 2003. Until September 30, 2003, PeterStar’s functional currency was the U.S. Dollar, because it reflected the economic substance of the underlying events and circumstances of PeterStar. On October 1, 2003, the Company determined that a change in the currency in which PeterStar determined customers’ bills required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the U.S. Dollar to the Russian Ruble.
      PeterStar markets to both large businesses with complex or high capacity voice and data communications requirements and often significant internal as well as public access communications needs; and to small and medium scale businesses whose requirements may be less demanding. This market is highly competitive and the customers are generally discerning in their selection of price, service and quality mix. Customer loyalty can be maintained, especially among larger business customers, only through aggressive customer care and continued high quality at competitive prices. Maintenance and continued growth of Business fixed telephony revenues is central to PeterStar’s marketing programs and it has introduced a variety of competitive tariff and service arrangements to ensure the continued satisfaction of current business customers and attractiveness to new customers.
      Business fixed revenues grew $3.3 million to $41.0 million for the year ended December 31, 2004 as compared to $37.7 million for the year ended December 31, 2003. The growth in Business fixed revenues was principally due to PeterStar’s continued focus in 2004 on marketing to its Business fixed customers a flat fee monthly pricing structure, as compared with usage based contractual arrangements. PeterStar introduced a flat fee monthly pricing structure in 2001 in an effort to eliminate low monthly fee lease line customers and to free up the associated numbering capacity for the benefit of higher revenue volume customers. This marketing strategy had initially led to high customer-churn; however in 2004, PeterStar’s customer churn stabilized and as a result of this strategy PeterStar has removed significant customer revenue volatility and increased its customer base for other high band-width intensive product offerings. PeterStar has marketed its high-speed digital fiber network to business customers, in lieu of its traditional copper telephone infrastructure. In 2004,

PeterStar achieved a 96% new customer connectivity rate for direct connections on its owned telecommunications infrastructure, versus an 86% new customer connectivity rate in 2003.
      Data and internet revenues grew $4.5 million to $20.6 million for the year ended December 31, 2004 as compared to $16.1 million for the year ended December 31, 2003. PeterStar’s continued focus on the fast-growing Data and internet services product market resulted in significant increases in both revenues and subscribers. PeterStar’s Data and internet service product revenue stream is comprised of leased circuits, dial-up subscriber and interconnect based capacity of other Internet service providers for these promising service offerings. Included in the Data and internet revenues for the full-year 2004 were $0.9 million of revenues contributed by businesses acquired by PeterStar. Due to acquisitions, PeterStar almost doubled the number of dial-up data service subscribers. Absent such acquisitions, PeterStar experienced a 22.4% growth in Data and internet revenues. In 2004, PeterStar initiated provision of wireless Internet access (WiFi) at “hotspots” located in heavily frequented commercial locations. Business proprietors in such locations can offer their customers wireless connection to the Internet via suitably equipped portable personal computers and similar data processing appliances.
      Carrier services revenues decreased $1.0 million to $8.3 million for the year ended December 31, 2004 as compared to $9.3 million for the year ended December 31, 2003. Although not customers in the conventional sense, PeterStar maintains commercial relationships with other telephony and IP-based operators for the purpose of exchanging traffic with these other operators and recognizes transit carrier services revenues. These operators pay PeterStar to terminate traffic from their subscribers on PeterStar’s network. Conversely, PeterStar pays these operators to arrange termination of PeterStar customer traffic at remote destinations on the other operators’ network.
      Regulated services revenues grew $2.6 million to $6.6 million for the year ended December 31, 2004 as compared to $4.0 million for the year ended December 31, 2003. The growth in Regulated services revenues was principally attributable to the inclusion of Pskov City Telephone Network (“Pskov Telecom”) revenues, which was acquired by PeterStar in April 2004. Pskov Telecom contributed $2.0 million to 2004 revenues. Regulated services revenues also include Vasilievsky Island, which represents an area of St. Petersburg where PeterStar provides principally residential telephony services. Revenues in Vasilievsky Island increased $0.6 million in 2004, principally due to a tariff increase effective October 1, 2004. The revenues related to Vasilievsky Island are based on fixed government regulated tariffs by the Russian regulatory authority so as to be the same as rates offered elsewhere by other Russian carriers. Although these residential service tariffs are considerably lower than those charged to PeterStar’s business customers, PeterStar management believes that its residential voice telephony customer base represents a significant opportunity for sale of value-added and non-regulated Internet-based and VoIP services.
      Equipment and other revenues decreased $1.0 million to $2.5 million for the year ended December 31, 2004 as compared to $3.5 million for the year ended December 31, 2003. PeterStar offers premises-based equipment to its business customers. Such equipment supports a variety of high-function forms of interconnection with PeterStar’s voice telephony and data service, as well as supporting a customer’s internal voice and data communication systems. PeterStar also offers business customers planning and engineering services connected with arrangement of the customer’s overall communication system. Although these sales and services do not make up a material part of overall revenues, PeterStar’s ability to sell and service premises-based systems in conjunction with its wide range of public access telephony and data services positions PeterStar as a one-stop, full-service provider to its business customers.

Cost of services.
      Cost of services increased $3.0 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Revenues less cost of services, as a percentage of revenues (“Margin Percentage”), decreased slightly from 67% in 2003 to 66% in 2004. PeterStar has been able to maintain such Margin Percentage primarily due to better utilization of its telecommunications network and the reduction of lower Margin transit carrier revenues on a year-over-year basis. In addition, Regulated Services Margin Percentage increased, as Pskov Telecom Margin Percentages are higher than those historically recognized at PeterStar. Such increase in the Margin Percentage was fully offset by lower Margin Percentages on long distance traffic, which is traditionally low Margin Percentage. Even though long distance traffic volume is increasing, the Margin Percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar’s interconnection costs have also increased, which is another factor that has caused PeterStar’s Margin Percentage to remain relatively flat. As discussed previously, PeterStar has had success in marketing the use of its digital fiber network to its customer base, which management expects will halt the erosion of its Margin Percentage in the short-term as PeterStar should be able to reduce its payments of third-party access fees associated with its historical reliance upon leased copper line telephone infrastructure.
      An important factor relative to the Margin Percentages is PeterStar’s reliance upon contracts for provision of services with OAO Telecominvest (“Telecominvest”) and its affiliates (the “Telecominvest Related parties”). Telecominvest is the Company’s minority shareholder in PeterStar. On August 1, 2005, the Company sold its interest in PeterStar to First National, Emergent and Pisces. These companies share common ownership with Telecominvest. Such services amounted to $13.8 million and $15.3 million for the years ended December 31, 2004 and 2003, respectively. Such amounts represent 52% and 65% of cost of services for PeterStar for the years December 31, 2004 and 2003, respectively. Thus, any changes to contractual terms with Telecominvest and the Telecominvest Related Parties could have a material affect on future Margin Percentages of PeterStar.

Selling, general and administrative.
      PeterStar selling, general and administrative expenses increased by $4.5 million (32%) to $18.6 million for the year ended December 31, 2004 as compared to $14.1 million for the year ended December 31, 2003.
      The significant components of selling, general and administrative expenses for PeterStar for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

		(Restated)
Personnel related costs	$7,167	$5,886
Office related costs	5,014	3,597
Marketing expenses	1,653	971
Taxes other than income	948	1,049
Professional services	804	611
Bad debt expense	784	522
Obsolescence expense	720	100
Other expenses	1,477	1,315

Total	$18,567	$14,051

      PeterStar’s selling, general and administrative expenses for the year ended December 31, 2004 increased principally due to $2.1 million of expenses incurred at business ventures that PeterStar acquired in 2004 that were not included in 2003. Also, PeterStar increased its average number of employees in 2004 by 7% as compared to 2003 and provided wage increases, which resulted in a $1.3 million increase in personnel related costs. Office related costs increased principally due to rents of additional space and an increase in maintenance costs. PeterStar experienced a slight increase in taxes other than income, offset by a $0.4 million VAT refund as a result of a court case that PeterStar won during 2004. In addition, during the fourth quarter 2004 and 2003, PeterStar wrote off obsolete inventory totaling $0.7 million and $0.1 million, respectively.

Depreciation and amortization.
      PeterStar depreciation and amortization expense increased by $2.8 million to $23.1 million for the year ended December 31, 2004 as compared to $20.3 million for the year ended December 31, 2003. This includes $6.7 million and $6.6 million of license amortization allocated from corporate headquarters for the years ended December 31, 2004 and 2003, respectively.
      This increase in depreciation and amortization expense is due to PeterStar’s continued investment to expand and upgrade its network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to the prior year.
      With the exception of the allocated license amortization, management expects that such trend will continue until cessation of depreciation upon classification of PeterStar as a discontinued component in the first quarter of 2005. During the fourth quarter of 2004, the allocated license became fully amortized.
Corporate and Other Consolidated Results
      Other consolidated results principally include the activities of the corporate headquarters, which relate to executive, administrative, logistical and business venture support activities. Also included are the results of Ayety, a cable television provider in Tbilisi, Georgia. Since the Company’s U.S. GAAP investment in Ayety is zero and the Company has no obligation to fund its current operations, the Company does not deem Ayety’s current financial performance to be material. In addition, the Company is involved in a number of commercial and legal disputes with the 15% minority shareholder of Ayety. The result of which is that the Company no longer controls the day-to-day business affairs of Ayety and has been unable to prepare U.S. GAAP financial statements of Ayety subsequent to June 30, 2004 since the Company no longer has access to the statutory accounting records of Ayety. (See Item 3. “Legal Proceedings — Legal Matters with Mtatsminda  — International Telcell SPS vs Mtatsminda”). As the Company has not been able to prepare U.S. GAAP financial statements of Ayety subsequent to June 30, 2004, the Company has only included the results of the six-month statement of operations of Ayety within its consolidated financial statements for the year ended December 31, 2004. Ayety recognized consolidated revenues of $1.4 million and $2.5 million for the six months ended June 30, 2004 and year ended December 31, 2003, respectively. Ayety incurred consolidated selling general and administrative expenses of $1.2 million and $2.2 million for the six months ended June 30, 2004 and year ended December 31, 2003, respectively. Ayety incurred consolidated depreciation and amortization of $0.2 million and $0.5 million for the six months ended June 30, 2004 and year ended December 31, 2003, respectively. Following is a discussion of corporate activities.

Selling, general and administrative.
      Corporate selling, general and administrative expenses decreased $3.9 million (13%) to $25.5 million for the year ended December 31, 2004 as compared to $29.4 million for the prior year.

      The significant components of corporate selling, general and administrative expenses for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

		(Restated)
Professional services	$8,144	$8,920
Obligation to terminate option	7,516	—
Personnel related costs	3,984	7,016
Office related costs and insurance	2,141	2,955
Restructuring related professional services	1,678	2,401
Severance and retention expenses	552	3,683
Early termination of lease	(173)	1,091
Other expenses	1,617	3,344

Total	$25,459	$29,410

      The decrease in selling, general and administrative expenses is primarily due to the Company’s restructuring initiatives and actions to substantially down-size the Company’s corporate headquarters personnel, substantially offset by the Company’s recognition of a $7.5 million charge in the fourth quarter of 2004 associated with the termination of the Georgian Government MOU and higher professional services fees.
      The $3.1 million and $3.0 million year-over-year decrease in severance and retention expenses and personnel related costs, respectively, reflect the impact of the Company’s 2003 Restructuring initiatives. The severance and retention expenses of $0.6 million and $3.7 million in the years ended December 31, 2004 and 2003, respectively was principally attributable to severance that was paid to corporate personnel based on retention agreements that certain employees had entered into with the Company due to the initiative set forth in the 2003 Restructuring.
      In February 2005, the Company, along with its partner in Magticom entered an agreement with the Georgian government that terminated the Georgian Government MOU. Accordingly, the Company recognized a $7.5 million obligation in the fourth quarter of 2004 to reflect the Company’s pro rata portion of such obligation.
      Professional services decreased $0.8 million principally related to legal fees. Had the Company not established a $3.0 million accrual in the fourth quarter of 2004 for contingent legal fees attributable to the Fuqua shareholder litigation, professional services expense would have decreased significantly. The $3.0 million accrual for the Fuqua shareholder litigation represents the Company’s adjustment to its estimated defendant indemnification cost reserve, to reflect the estimated costs that the Company anticipates that it will have paid to the respective defendant’s legal counsel, from the period January 1, 2005 through the settlement of the litigation in April 2006 (see “Item 3. Legal Proceedings — Fuqua Industries, Inc. Shareholder Litigation”).
      The $1.1 million for the estimated early termination cost for closing the Company’s former corporate offices in New York City in the fourth quarter of 2003 is a result of the Company’s relocation of its corporate headquarters to Charlotte, North Carolina. In addition, in the fourth quarter of 2004, the Company was able to settle the obligation with the New York City landlord at a discount of $0.2 million.
      The reduction in office related costs and other expenses is principally due to the Company’s reduced cost structure resulting from its 2003 Restructuring initiatives.
      The restructuring related professional services fees of $1.7 million for the year ended December 31, 2004 is a result of the Company’s engagement of professional advisors to assist the Company with the marketing, negotiation and structuring of a strategic transaction, which resulted in the disposal of the Company’s interest in PeterStar. The professional advisory restructuring fees of approximately $2.4 million for the year ended December 31, 2003 are attributable to the Company’s 2003 Restructuring initiatives.
      The Company anticipates that the costs that it will incur to meet its SOX 404 requirements will be very substantial in fiscal year 2006, 2007 and beyond. The Company has recently retained additional finance personnel, both fulltime and consultants/contractors, to assist the Company in meeting its SOX 404 compliance requirements. The Company is very concerned with its ability to meet SOX 404 compliance requirements and the accelerated time frame for filing its periodic reports with the SEC. At present, the Company does not expect any significant reductions in recurring corporate overhead expense run-rate for the foreseeable future; however, the Company remains attentive in containing and evaluating opportunities to further reduce corporate overhead costs.
      Due to the uncertainties attributable to the costs that the Company will need to incur in future periods to effectively address its financial accounting, reporting and disclosure material weaknesses and its initiatives to settle certain of its Historic Corporate Liabilities related to employee benefit obligations, the Company is not currently able to provide clear guidance as to its expected corporate overhead expenses and respective corporate cash outlays over the next twelve months.

Equity in income (losses) of unconsolidated investees.
      Equity in income (losses) of unconsolidated business ventures was income of $15.0 million for the year ended December 31, 2004 as compared to income of $9.5 million for the year ended December 31, 2003. The increase is principally the result of the favorable year-over-year operating performance of Magticom. For further information on the ventures reported under the equity method, refer to the “Unconsolidated Results” section.

Interest expense, net.
      Interest expense, net decreased $1.7 million to $16.2 million for the year ended December 31, 2004 as compared to $17.9 million for the year ended December 31, 2003. The decrease is principally due to the $58.6 million reduction of the outstanding Senior Notes as a result of the Adamant transaction on April 24, 2003. The Company expects a significant reduction in the prospective interest expense as the remaining Senior Notes were redeemed on August 8, 2005.

Gain on retirement of debt.
      On April 24, 2003, the Company completed an exchange with Adamant Advisory Services of certain business ventures for, among other things, $58.6 million aggregate principal amount of the Company’s Senior Notes. The Company recognized a gain of $24.6 million related to the early extinguishment of the exchanged Senior Notes.

Gain on disposition of equity investee business ventures.
      Gain on disposition of equity investee business ventures was $13.3 million for the year ended December 31, 2003. Such gains on dispositions consist principally of Teleplus on November 21, 2003 ($0.7 million), Tyumenruskom on September 24, 2003 ($2.5 million) and Baltcom TV on August 1, 2003 ($9.9 million).

Minority interest.
      Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and business ventures to its minority ownership interest. Minority interest decreased by

$1.1 million to $3.5 million for the year ended December 31, 2004 as compared to $4.6 million for the year ended December 31, 2003. The minority interest amount relates to the operations of PeterStar.

Income tax expense.
      Income tax expense decreased by $2.0 million to $4.5 million for the year ended December 31, 2004 as compared to $6.5 million for the year ended December 31, 2003. The income tax expense in 2004 and 2003 is principally from foreign income taxes on the operations of PeterStar and foreign taxes withheld from dividends received by the Company.

Income (loss) from discontinued components.
      Income from discontinued components was $6.6 million for the year ended December 31, 2004 as compared to $10.3 million for the year ended December 31, 2003. In addition to the net losses from the operations of the discontinued ventures of $0.5 million in 2004 and $0.3 million in 2003, as further discussed in the section titled “Results of Discontinued Components Operations for the Year Ended December 31, 2004 compared to the Results of Discontinued Components Operations for the Year Ended December 31, 2003,” the Company recognized gains and losses on the dispositions of certain components in 2004 and 2003, as well as other activity associated with the discontinued ventures.
      During the year ended December 31, 2004, the Company recognized a gain of $5.2 million related to the sale of Romsat, a gain of $0.5 million related to the sale of ATK, a gain of $0.3 million related to the sale of Radio Skonto and a gain of $0.1 million associated with the sale of the Radio Group. In addition, the Company recognized a gain of $0.5 million related to the settlement of the remaining severance obligations and other liabilities of the discontinued components.
      During the year ended December 31, 2003, the Company recognized a gain of $7.2 million associated with sale of the Company’s Russian radio businesses in the Adamant transaction, a gain of $2.8 million related the sale of Technocom and a gain of $0.7 million for the final settlement for the sale of Snapper.

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
PeterStar
      On October 1, 2003, PeterStar acquired the ownership rights of BCL. Prior to October 1, 2003, BCL was an indirect wholly owned subsidiary of the Company, and therefore the acquisition of BCL by PeterStar was a transaction between two companies under common control. Accordingly, the results of BCL have been combined with PeterStar on a historical basis for presentation purposes, since PeterStar has accounted for its acquisition of BCL in a manner similar to the pooling method of accounting. As discussed previously, on August 1, 2005, the Company sold its economic interest in PeterStar.

Revenues.
      PeterStar revenues increased by $7.7 million (12%) to $70.5 million for the year ended December 31, 2003 as compared to $62.8 million for the year ended December 31, 2002. The significant components of revenues for PeterStar for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Business fixed	$37,703	$36,308
Data and internet	16,059	12,590
Carrier services	9,307	7,569
Regulated services	3,979	3,440
Equipment and other	3,479	2,924

Total revenues	$70,527	$62,831

      PeterStar’s financial results for the full-year 2003 were favorably affected by the strengthening of the Russian Ruble PeterStar’s functional currency, against the U.S. Dollar. On October 1, 2003, PeterStar changed functional currency from the U.S. Dollar to the Russian Ruble. The Russian Ruble average exchange rate against the U.S. dollar for the full-year 2003 increased by 2% compared to the average exchange rate of the Russian Ruble against the U.S. dollar for the full-year 2002.
      Business fixed revenues grew $1.4 million to $37.7 million for the year ended December 31, 2003 as compared to $36.3 million for the year ended December 31, 2002. The growth in Business fixed revenues was principally due to PeterStar’s continued focus in 2003 on marketing to its Business fixed customers a flat fee monthly pricing structure, as compared with usage based contractual arrangements. PeterStar introduced a flat fee monthly pricing structure in 2001 in an effort to eliminate low monthly fee lease line customers and to free up the associated numbering capacity for the benefit of higher revenue volume customers. This marketing strategy had initially led to high customer-churn; however in 2004, PeterStar’s customer churn stabilized and as a result of this strategy PeterStar has removed significant customer revenue volatility and increased its customer base for other high band-width intensive product offerings. PeterStar has marketed its high-speed digital fiber network to business customers, in lieu of its traditional copper telephone infrastructure. In 2003, PeterStar achieved an 86% new customer connectivity rate for direct connections on its owned telecommunications infrastructure, versus a 64% new customer connectivity rate in 2002.
      Data and internet revenues grew $3.5 million to $16.1 million for the year ended December 31, 2003 as compared to $12.6 million for the year ended December 31, 2002. PeterStar’s continued focus on the fast-growing Data and internet services product market resulted in significant increases in both revenues and subscribers. PeterStar’s Data and internet service product revenue stream is comprised of leased circuits, dial-up subscriber and interconnect based capacity of other Internet service providers for these promising services product offerings.
      Carrier services revenues grew $1.7 million to $9.3 million for the year ended December 31, 2003 as compared to $7.6 million for the year ended December 31, 2002. Equipment and other revenues increased $0.6 million to $3.5 million for the year ended December 31, 2003 as compared to $2.9 million for the year ended December 31, 2002. Although these sales and services do not make up a material part of overall revenues, PeterStar’s ability to sell and service premises-based systems in conjunction with its wide range of public access telephony and data services positions PeterStar as a one-stop, full-service provider to its business customers. PeterStar does not anticipate that this revenue stream will grow significantly in future periods.
      Regulated services revenues grew $0.6 million to $4.0 million for the year ended December 31, 2003 as compared to $3.4 million for the year ended December 31, 2002. The growth in Regulated services revenues was principally attributable to Vasilievsky Island, which represents an area of St. Petersburg where PeterStar provides principally residential telephony services. Revenues in Vasilievsky Island increased $0.5 million in 2003, principally due to a tariff increase effective July 1, 2003. The revenues related to Vasilievsky Island are based on fixed government regulated tariffs. PeterStar’s residential telephony tariffs are set by the Russian regulatory authority so as to be the same as rates offered elsewhere by other Russian telecommunications carriers.

Cost of services.
      Cost of services increased $4.3 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Revenues less cost of services, as a percentage of revenues (“Margin Percentage”), decreased from 69% to 67% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease in Margin Percentage is primarily due to lower margins on long distance traffic, which is traditionally low margin. Even though long distance traffic volume is increasing, the margin percentages are contracting due to competitive pressures on tariffs charged to customers. Furthermore, PeterStar’s interconnection costs have also increased, which is another factor that has caused PeterStar’s Margin Percentage to decline.
      Overall, the BCL business contributed favorably to year-over-year fixed telephony Margin Percentage due to a change in BCL’s product mix; that is, BCL had low margin transit traffic being replaced by high margin data revenues year-over-year.
      An important factor relative to the Margin Percentages is PeterStar’s reliance upon contracts for provision of services with OAO Telecominvest (“TCI”) and its affiliates (the “TCI Related parties”). TCI is the Company’s minority shareholder in PeterStar. Such services amounted to $15.3 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. Such amounts represent 65% of cost of services for PeterStar for the years ended December 31, 2003 and 2002. Thus, any changes to contractual terms with TCI and the TCI Related Parties could have a material affect on future Margin Percentages of PeterStar.

Selling, general and administrative.
      PeterStar selling, general and administrative expenses decreased by $2.9 million (17%) to $14.1 million for the year ended December 31, 2003 as compared to $17.0 million for the year ended December 31, 2002.
      The significant components of selling, general and administrative expenses for PeterStar for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

	(Restated)	(Restated)
Personnel related costs	$5,886	$5,652
Office related costs	3,597	3,655
Taxes other than income	1,049	1,427
Marketing expenses	971	1,363
Professional services	611	471
Bad debt expense	522	1,391
Management fees	—	2,002
Other expenses	1,415	1,032

Total	$14,051	$16,993

      PeterStar’s selling, general and administrative expenses for the year ended December 31, 2003 decreased principally due to a $2.0 million decrease in management fees, a $0.4 million decrease in marketing expenses and a $0.4 million decrease in taxes other than income. Management fees are fees paid to the Company and TCI. The fees paid to the Company eliminate in consolidation. In addition, the Company was able to reduce certain duplicative costs, including a reduction in personnel costs and overhead incurred at BCL as a result of PeterStar’s acquisition of BCL on October 1, 2003.

Asset impairment charge.
      The fixed telephony business segment incurred an asset impairment charge of $1.4 million in 2002 associated with the BCL business. This charge resulted from the Company’s analysis that indicated that the carrying value of BCL’s property and equipment exceeded the projected discounted cash flows of BCL. There was no such charge recorded in 2003.

Depreciation and amortization.
      PeterStar depreciation and amortization expense increased by $1.5 million to $20.3 million for the year ended December 31, 2003 as compared to $18.8 million for the year ended December 31, 2002. This includes $6.6 million of license amortization each year allocated from corporate headquarters.
      This growth in depreciation and amortization expense is due to the increase in investment to expand and upgrade the PeterStar network infrastructure, thereby creating an increase in the fixed asset depreciable base when compared to the prior year. Such increase was partially offset by the impairment of certain BCL fixed assets as of December 31, 2002, thereby creating a reduction in its fixed asset depreciable base for 2003 when compared to prior year.
      With the exception of the allocated license amortization of $6.6 million, management expects that such trend will continue until cessation of depreciation upon classification of PeterStar as a discontinued component in the first quarter of 2005. During the fourth quarter of 2004, the allocated license became fully amortized.
Corporate and Other Consolidated Results
      Other consolidated results principally include the activities of the corporate headquarters, which relate to executive, administrative, logistical and business venture support activities. Also included are the results of Ayety, a cable television provider in Tbilisi, Georgia. Since the Company’s U.S. GAAP investment in Ayety is zero and the Company has no obligation to fund its current operations, the Company does not deem Ayety’s financial performance to be material. In addition, the Company is involved in a number of commercial and legal disputes with the 15% minority shareholder. The result of which is that the Company no longer controls the day-to-day business affairs of Ayety and has been unable to prepare U.S. GAAP financial information of Ayety subsequent to June 30, 2004 (see Item 3. “Legal Proceedings — Legal Matters with Mtatsminda  — International Telcell SPS vs Mtatsminda”). Ayety recognized consolidated revenues of $2.5 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively. Ayety incurred consolidated selling general and administrative expenses of $2.3 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively. Ayety incurred consolidated depreciation and amortization of $0.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. Ayety recognized an impairment charge related to long-lived assets totaling $5.5 million during the year ended December 31, 2002. Following is a discussion of corporate activities.

Selling, general and administrative.
      Corporate selling, general and administrative expenses increased $1.7 million (6%) to $29.4 million for the year ended December 31, 2003 as compared to $27.7 million for the prior year.

      The significant components of corporate selling, general and administrative expenses for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

	(Restated)	(Restated)
Professional services	$8,920	$9,179
Personnel related costs	7,016	11,294
Severance and retention expenses	3,683	—
Office related costs and insurance	2,955	2,181
Restructuring related professional services	2,401	1,369
Early termination of lease	1,091	—
Other expenses	3,344	3,665

Total	$29,410	$27,688

      The increase in selling, general and administrative expenses was due to the incurrence of additional professional fees attributed principally to the Company’s restructuring initiatives and severance related expenses due to the Company’s actions to substantially down-size the Company’s corporate headquarters personnel in the first of quarter 2003. The Company recognized severance related charges of $3.7 million in the year ended December 31, 2003 and incurred incremental, restructuring-related professional and outside consulting fees of $1.0 million on a year over year basis. In addition, the Company recognized a $1.1 million one-time expense associated with exiting the Company’s New York City office facilities during 2003. These incremental costs were partially offset by reduced payroll and related benefits as well as a reduction in overall discretionary spending in the amount of $4.1 million as a result of the Company’s downsizing efforts.

Depreciation and amortization.
      Depreciation and amortization decreased $1.4 million to $0.2 million for the year ended December 31, 2003 as compared to $1.6 million for the year ended December 31, 2002. This decrease was principally related to the impairment of certain intangibles in the fourth quarter of 2002, which had been recorded at the corporate level.

Equity in income (losses) of unconsolidated investees.
      Equity in income (losses) of unconsolidated business ventures was income of $9.5 million for the year ended December 31, 2003 as compared to a loss of $23.8 million for the year ended December 31, 2002. The increase is principally the result of a $27.3 million charge to earnings in 2002 for the Company’s investments in Comstar and Kosmos TV during the year ended December 31, 2002 and the favorable year-over-year operating performance of Magticom. For further information on the ventures reported under the equity method, refer to the “Unconsolidated Results” section.

Interest expense, net.
      Interest expense, net decreased $3.2 million to $17.9 million for the year ended December 31, 2003 as compared to $21.1 million for the year ended December 31, 2002. Interest expense is principally attributable to interest of the Senior Notes and debt incurred at PeterStar. The decrease is principally due to the reduction of the outstanding Senior Notes as a result of the Adamant transaction.

Gain on retirement of debt.
      On April 24, 2003, the Company completed an exchange with Adamant Advisory Services of certain business ventures for, among other things, $58.6 million aggregate principal amount of the Company’s Senior

Notes. The Company recognized a gain of $24.6 million related to the early extinguishment of the exchanged Senior Notes.

Gain on disposition of equity investee business ventures.
      Gain on disposition of equity investee business ventures was $13.3 million for the year ended December 31, 2003 as compared to a gain of $5.9 million for the year ended December 31, 2002.
      For 2003, such gains on dispositions consist principally of Teleplus on November 21, 2003 ($0.7 million), Tyumenruskom on September 24, 2003 ($2.5 million) and Baltcom TV on August 1, 2003 ($9.9 million).
      For 2002, such gains on dispositions consist principally of Alma TV on May 24, 2002 ($1.7 million), CIBBV/BELCEL on July 25, 2002 ($1.3 million) and OMCL/ CAT on August 27, 2002 ($2.4 million).

Minority interest.
      Minority interest represents the allocation of income and losses by the Company’s majority owned subsidiaries and business ventures to its minority ownership interest.
      Minority interest increased by $1.8 million to $4.6 million for the year ended December 31, 2003 as compared to $2.8 million for the year ended December 31, 2002. The minority interest amount relates to the operations of PeterStar.

Income tax expense.
      Income tax expense increased by $5.2 million to $6.5 million for the year ended December 31, 2003 as compared to $1.3 million for the year ended December 31, 2002. The income tax expense in 2003 and 2002 is principally from foreign income taxes on the operations of PeterStar. In 2002, these taxes were partially offset by the recognition of $4.4 million in tax refunds at the corporate level related to alternative minimum tax (“AMT”) carrybacks. A March 2002 tax law change permitted the Company to carry back certain AMT losses generated in 2001 and 2002 to recapture amounts previously paid for AMT.

Income (loss) from discontinued components.
      Income from discontinued components was $10.3 million for the year ended December 31, 2003 as compared to a loss of $36.3 million of the year ended December 31, 2002. In addition to the net losses from the operations of the discontinued ventures of $0.3 million in 2003 and $34.0 million in 2002, as further discussed in the section titled “Results of Discontinued Components Operations for the Year Ended December 31, 2003 compared to the Results of Discontinued Components Operations for the Year Ended December 31, 2002,” the Company recognized gains and losses on the dispositions of certain components in 2003 and 2002, as well as other activity associated with the discontinued ventures.
      During the year ended December 31, 2003, the Company recognized a gain of $7.2 million associated with sale of the Company’s Russian radio businesses in the Adamant transaction, a gain of $2.8 million related to the sale of Technocom and a gain of $0.7 million for the final settlement for the sale of Snapper.
      During the year ended December 31, 2002, the Company recognized a loss of $10.1 million associated with the sale of Snapper. In addition, the Company recognized income of $4.9 million and $3.1 million related to the settlement of certain claims of a former business venture and tax refunds, including related interest, relating to carry-back claims for previously disposed businesses, respectively.

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
UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
Magticom
      Magticom is the leading mobile telephony operator in Tbilisi, Georgia, in which the Company presently owns a 50.1% ownership interest, operates a wireless communications network and markets mobile voice communication services to private and commercial users nationwide in the country of Georgia. Magticom’s network offers services using GSM standards in both the 900 Mhz and 1800 Mhz spectrum range. Prior to mid-February 2005, the Company had a 34.5% ownership interest in Magticom. As a result of the restructuring of the Company’s ownership interest in Magticom in February 2005, the Company is able to exert operational oversight over Magticom. However, the Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of the ownership restructurings that occurred in February 2005 and September 2005, should still be accounted for following the equity method of accounting.

Revenues.
      Revenues at Magticom increased by $30.0 million (42%) to $102.0 million for the year ended December 31, 2004 compared to $72.0 million for the year ended December 31, 2003, due principally to strong customer demand. The significant components of revenues for Magticom for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

		(Restated)
Subscriber	$80,920	$58,991
Inbound	17,543	10,325
Roaming and other	3,551	2,688

Total revenues	$102,014	$72,004

      Magticom’s financial results for the full-year 2004 were favorably affected by the strengthening of the Georgian Lari, Magticom’s functional currency, against the U.S. Dollar. The Georgian Lari average exchange rate against the U.S. dollar for the full-year 2004 increased by 11% compared to the average exchange rate of the Georgian Lari against the U.S. dollar for the full-year 2003.
      Magticom is the market leader in Georgia, based on both revenues and number of subscribers, and anticipates further increases in its subscriber base as it continues to penetrate a market that currently has low telephone density rates. Average revenue per subscriber (“ARPU”) was favorably affected by the strengthening of the Georgian Lari against the U.S. Dollar. Lari calculated ARPU decreased 10.6% for the year ended December 31, 2004, which reflects the ARPU trend since Lari calculated ARPU peaked in the third quarter of 2003. Magticom anticipates that its Lari calculated ARPU will continue to decline in future periods due to both competitive pressures on pricing of services but also due to Magticom’s further penetration of the addressable market; that is, new customers are anticipated to have lower usage than Magticom’s existing customer base.
      Inbound revenues reflect revenues that Magticom earns as a result of its termination of other telephone service providers’ traffic on Magticom’s telecommunications network. The significant growth in inbound revenues in 2004 as compared to 2003 principally reflects a change in the contractual arrangement related to an interconnect arrangement with another mobile telephone service provider in Tbilisi, Georgia. Effective October 1, 2004, Magticom began processing monthly invoices to the mobile telephone service provider based on its termination of traffic on Magticom’s telecommunication network and as a result Magticom recognized inbound revenues of $3.3 million. Prior to October 1, 2004, Magticom’s arrangement with the other mobile telephone service provider provided for the termination of traffic on each other’s network would be at no cost, unless certain net traffic volume thresholds were exceeded. Magticom anticipates further growth in inbound revenues in future periods.
      Roaming revenues are based on Magticom subscribers originating calls using their Magticom-equipped mobile telephone in a territory not directly serviced by Magticom. Magticom bills its subscribers an international roaming premium on a per-minute basis for calls made while abroad. Given the nature of this revenue stream, which is dependent upon Magticom users traveling abroad and utilizing their respective Magticom-equipped mobile telephone, predicting future revenue levels is difficult.

Cost of services.
      Cost of services at Magticom increased by $5.7 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003, due principally to the aforementioned change in the contractual interconnect arrangement with another mobile telephone service provider in Tbilisi, Georgia. Effective October 1, 2004, Magticom began receiving monthly invoices from the mobile telephone service provider based on Magticom’s termination of its traffic on the telecommunications network of such service provider and as a result Magticom recorded interconnect cost for the services of $3.5 million. Pro-forma cost of services as a percentage of revenue, after removing the accounting effects for the aforementioned change in the contractual interconnect arrangement with the other mobile telephone service provider, declined in the fourth quarter and full-year 2004 as compared to the same period in 2003. Magticom’s position as a market leader has allowed it to maintain its subscriber margins.

Selling, general and administrative.
      The significant components of selling, general and administrative expenses for Magticom for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

		(Restated)
Personnel related costs	$6,116	$3,826
Taxes other than income	3,324	2,864
Marketing expenses	1,340	1,229
Bad debt expense (recovery)	32	(300)
Other expenses	1,886	1,003

Total	$12,698	$8,622

      The increase in Magticom’s selling, general and administrative expenses is attributable to an increase in personnel costs in the year ended December 31, 2004 of $2.3 million as compared to 2003. The increase in personnel costs reflects an overall increase in personnel by 35% during 2004 compared to 2003 and the implementation of a wage increase program that benefited several employees, effective January 2004.

Depreciation and amortization.
      Magticom’s depreciation and amortization increased by $1.6 million from $12.5 million for the year ended December 31, 2003 to $14.1 million for the year ended December 31, 2004 primarily due to the increase in the average exchange rate of the Georgian Lari against the U.S. dollar. Depreciation and amortization expense on a Georgian Lari basis remained flat as certain assets became fully depreciated during 2004 offset by additions.
Other Unconsolidated and Disposed Businesses
      The Company has ownership in certain business ventures accounted for on the equity method of accounting that are not material to the Company’s operations. In addition, the Company had ownership interests in certain fixed telephony, wireless telephony and cable television business ventures accounted for on the equity method of accounting, in which the Company has disposed its interest by December 31, 2004. A summary of these entities and their operations are as follows:

Fixed Telephony
      Unconsolidated fixed telephony is comprised of the Company’s 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the country of Georgia. Since the Company’s U.S. GAAP investment was zero and there has been no obligation to fund operations, the Company has not recorded any share of the losses of Telecom Georgia since December 31, 2003. However, as discussed previously, on February 11, 2005, the Company acquired an additional 51% interest in Telecom Georgia for $5.0 million, and as a result, the Company has the ability to exert operational oversight over Telecom Georgia. Furthermore, effective May 23, 2005, Telecom Georgia will be accounted for following the “consolidation method of accounting” within the Company’s consolidated financial statements since Telecom Georgia had met the criteria of the Company’s consolidation accounting policy. In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. As a result of these transactions, the Company’s ownership interest in Telecom Georgia decreased to 20.7% and is now held through various U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to continue to exercise operational oversight and also consolidation accounting with respect to Telecom Georgia. Further, in October 2006, the Company, through International T LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%. During the year ended December 31, 2003, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

Other Wireless Telephony
      The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interest in Tyumenruskom on September 24, 2003.

Cable Television
      Unconsolidated cable television is comprised of Cosmos TV, a cable television provider in Minsk, Belarus in which the Company owned a 50% interest. The Company disposed of its interest in Cosmos TV in March 2004. In addition, unconsolidated cable television is comprised of the Company’s 85% ownership interest in Ayety, which prior to June 30, 2004 was accounted for following the consolidation method of accounting. Currently, the Company is involved in a number of commercial and legal disputes with the 15% minority shareholder. The result of which, is that the Company no longer controls the day-to-day business affairs of Ayety and has been unable to prepare U.S. GAAP financial information of Ayety, subsequent to June 30, 2004, to include within its consolidated financial statements. As such, any year-over-year analysis of Cable

Television results would be affected by this change in accounting. Furthermore, the Company does not deem its Cable Television financial performance to be material.
UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE UNCONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002
Magticom
      Magticom is the leading mobile telephony operator in Tbilisi, Georgia, in which the Company presently owns a 50.1% ownership interest, operates a wireless communications network and markets mobile voice communication services to private and commercial users nationwide in the country of Georgia. Magticom’s network offers services using GSM standards in both the 900 Mhz and 1800 Mhz spectrum range. Prior to mid-February 2005, the Company had a 34.5% ownership interest in Magticom.

Revenues.
      Revenues at Magticom increased by $25.5 million (55%) to $72.0 million for the year ended December 31, 2003 compared to $46.5 million for the year ended December 31, 2002. The significant components of revenues for Magticom for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

	(Restated)	(Restated)
Subscriber	$58,991	$38,262
Inbound	10,325	6,987
Roaming and other	2,688	1,295

Total revenues	$72,004	$46,544

      Magticom’s financial results for the full-year 2003 were favorably affected by the strengthening of the Georgian Lari, Magticom’s functional currency, against the U.S. Dollar. On April 1, 2003, Magticom changed functional currency from the U.S. Dollar to the Georgian Lari. The Georgian Lari average exchange rate against the U.S. dollar for the full-year 2003 increased by 2% compared to the average exchange rate of the Georgian Lari against the U.S. dollar for the full-year 2002.
      Magticom is the market leader in Georgia, based on both revenues and number of subscribers, and anticipates further increases in its subscriber base as it continues to penetrate a market that currently has low telephone density rates. ARPU was favorably affected by the strengthening of the Georgian Lari against the U.S. Dollar. Lari calculated ARPU increased 4% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.
      Inbound revenues reflect revenues that Magticom earns as a result of its termination of other telephone service providers’ traffic on Magticom’s telecommunications network. The significant growth in inbound revenues in 2003 as compared to 2002 principally reflects the overall increase in the customer base.
      Roaming revenues are based on Magticom subscribers originating calls using their Magticom-equipped mobile telephone in a territory not directly serviced by Magticom. Magticom bills its subscribers an international roaming premium on a per-minute basis for calls made while abroad. Given the nature of this revenue stream, which is dependent upon Magticom users traveling abroad and utilizing their respective Magticom-equipped mobile telephone, predicting future revenue levels is difficult.

Cost of services.
      Cost of services at Magticom increased by $3.9 million (57%) from $6.7 million for the year ended December 31, 2002 to $10.6 million for the year ended December 31, 2003. Cost of services as a percent of revenues increased slightly from 14% for the year ended December 31, 2002 as compared to 15% for the year ended December 31, 2003. Magticom’s position as the market leader is allowing it to maintain its margins.

Selling, general and administrative.
      The significant components of selling, general and administrative expenses for Magticom for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

	(Restated)	(Restated)
Personnel related costs	$3,826	$3,446
Taxes other than income	2,864	2,089
Marketing expenses	1,229	718
Bad debt recovery	(300)	(113)
Other expenses	1,003	989

Total	$8,622	$7,129

      Magticom’s selling, general and administrative expenses increased $1.5 million (21%) to $8.6 million for the year ended December 31, 2003 compared to $7.1 million for the year ended December 31, 2002. This increase was due primarily to increases in other taxes of $0.8 million, advertising and marketing expenses of $0.5 million and personnel related costs of $0.4 million. The increase in taxes other than income tax is principally due to the overall growth of Magticom. The increase in marketing expenses represents the increase in quarterly advertising magazines and a lottery promotion that occurred in 2003. The increase in personnel related costs resulted from an increase in personnel and bonuses that were paid based on 2003 business performance.

Depreciation and amortization.
      Magticom’s depreciation and amortization increased by $0.4 million from $12.1 million for the year ended December 30, 2002 to $12.5 million the year ended December 31, 2003 primarily due to increases in fixed assets purchased during the year, which were offset by a reduction of the depreciable fixed asset base for assets purchased prior to March 31, 2003. Magticom changed its functional currency from the U.S. Dollar to the Georgian Lari in the second quarter of 2003.

Asset impairment charges.
      During the fourth quarter of 2002, Magticom ceased using a billing software package due to the implementation of a new software system. Accordingly, the Company recorded an impairment charge of $0.8 million.
Other Unconsolidated and Disposed Businesses
      The Company has ownership in certain business ventures accounted for on the equity method of accounting that are not material to the Company’s operations. In addition, the Company had ownership interests in certain fixed telephony, wireless telephony and cable television business ventures accounted for on the equity method of accounting, in which the Company has disposed its interest by December 31, 2003. A summary of these entities and their operations are as follows:

Fixed Telephony
      Unconsolidated fixed telephony is comprised of the Company’s 30% minority ownership interest in Telecom Georgia, which is an international and long distance telephony provider in the country of Georgia. However, as discussed previously, on February 11, 2005, the Company acquired an additional 51% interest in Telecom Georgia for $5.0 million, and as a result, the Company has the ability to exert operation oversight over Telecom Georgia. Furthermore, effective May 23, 2005, Telecom Georgia will be accounted for following the “consolidation method of accounting” within the Company’s consolidated financial statements since Telecom Georgia had met the criteria of the Company’s consolidation accounting policy. In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. As a result of these transactions, the Company’s ownership interest in Telecom Georgia decreased to 20.7% and is now held through various U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to continue to exercise operational oversight and also consolidation accounting with respect to Telecom Georgia. Further, in October 2006, the Company, through International T LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%. Since the Company’s U.S. GAAP investment is zero and there is no obligation to fund operations, the Company had not recorded any share of the losses of Telecom Georgia since December 31, 2003. During the year ended December 31, 2002, fixed telephony was also comprised of Comstar, MTR Svyaz and Teleport-TP. The Company disposed of its interests in Comstar on April 24, 2003 and its interests in MTR Svyaz and Teleport-TP on June 25, 2003.

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

Cost of services.
      Fixed telephony cost of services decreased by $32.1 million (71%) to $12.8 million for the year ended December 31, 2003 as compared to $44.9 million for the year ended December 31, 2002. This decrease is principally due the sales of the Company’s interests in Comstar, Teleport-TP and MTR Svyaz in the second quarter of 2003. Comstar, Teleport-TP and MTR Svyaz contributed additional incremental cost of sales of $18.4 million, $5.5 million and $0.4 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

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

Other Wireless Telephony
      The Company owned 46% of Tyumenruskom, which operates and markets communication services in the Tyumen region of Russia utilizing a D-AMPS telephony infrastructure. The Company disposed of its interest in Tyumenruskom on September 24, 2003. During the year ended December 31, 2002, other wireless telephony was also comprised of BELCEL, which the Company disposed its interests in July 2002.

Cable Television
      Unconsolidated cable television is comprised of Cosmos TV, a cable television provider in Minsk, Belarus in which the Company owned a 50% interest. The Company disposed of its interest in Cosmos TV in March 2004. During the year ended December 31, 2002, cable television was also comprised of Baltcom TV, Kosmos TV and Alma TV. The Company disposed of its interest in Baltcom in August 2003, its interest in Kosmos TV in April 2003 and its interest in Alma TV in May 2002. As such, these dispositions have a significant consequence when comparing the unconsolidated cable television financial results for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Revenues.
      Cable television revenues decreased by $11.7 million to $9.6 million for the year ended December 31, 2003 as compared to $21.3 million for the year ended December 31, 2002. Such decrease is principally due to the disposal of the Baltcom TV, Kosmos TV and Alma TV business ventures. Baltcom TV, Kosmos TV and Alma TV contributed incremental revenue of $3.3 million, $5.0 million and $4.1 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003. Cosmos TV experienced revenue growth of $0.9 million primarily driven by growth of wired cable subscribers.

Cost of services.
      Cable television cost of services decreased by $2.2 million to $1.8 million for the year ended December 31, 2003 as compared to $4.0 million for the year ended December 31, 2002. Such decrease is principally due to the disposal of the Baltcom TV, Kosmos TV and Alma TV business ventures. Baltcom TV, Kosmos TV and Alma TV incurred additional costs of services of $0.8 million, $1.0 million and $0.5 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

Selling, general and administrative.
      Cable television selling, general and administrative expenses decreased by $6.2 million to $5.8 million for the year ended December 31, 2003 as compared to $12.0 million for the year ending December 31, 2002. Such decrease is principally due to the disposal of Kosmos TV and Alma TV. Baltcom TV, Kosmos TV and Alma

TV incurred additional selling, general and administrative expenses of $1.6 million, $2.9 million and $1.8 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.

Depreciation and amortization.
      Cable television depreciation and amortization decreased by $4.1 million to $2.4 million for the year ended December 31, 2003 as compared to $6.5 million for the year ended December 31, 2002. Such decrease is principally due to the disposal of Baltcom TV, Kosmos TV and Alma TV. Baltcom TV, Kosmos TV and Alma TV incurred additional depreciation and amortization expenses of $0.8 million, $2.0 million and $1.3 million, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2003.
DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
Radio Broadcasting
      On April 24, 2003 the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company, of its ownership in certain of its business ventures in Russia for, among other things, approximately $58.6 million aggregate principal amount of the Company’s Senior Notes held by Adamant. As part of this transaction, the Company conveyed to Adamant its ownership interests in its Russian radio stations — ZAO SAC in Moscow and ZAO Radio Katusha in St. Petersburg.
      In addition, on May 5, 2003, the Company completed the sale of its ownership interests in Radio Georgia. Further, on September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core Radio businesses. As a result, on April 28, 2004 the Company disposed of its interests in Radio Skonto and on September 7, 2004 the Company sold all but one of its remaining radio businesses.
      The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Year Ended
	December 31,

	2004	2003

		(Restated)
Revenues	$10,026	$13,761
Operating expenses	10,459	16,365

Operating loss	(433)	(2,604)
Net loss	$(736)	$(998)

Revenues.
      Radio broadcasting revenues decreased by $3.8 million to $10.0 million for the year ended December 31, 2004 as compared to $13.8 million for the year ended December 31, 2003. This decrease is principally due to the sale of the radio businesses in the third quarter of 2004.
      Revenues at Juventus Radio decreased as a consequence of increased rate competition by national competitors and a general decline in the national radio advertising market. In addition, one of the venture’s key clients temporarily halted advertising during 2004 due to a change in the client’s ownership.
      Revenues at Country Radio decreased due to a change in the sales arrangement with Country Radio’s sales house agent, coupled with a shortfall in direct revenues. The annual agency sales agreement for 2004 is based on a fixed guarantee instead of a minimum guarantee, as was the case in 2003. The fixed guarantee for the year will result in consistent sales on an annual basis. Direct sales decreased year over year primarily due to rate competition.

Operating expenses.
      Radio broadcasting operating expenses decreased by $5.9 million to $10.5 million for the year ended December 31, 2004 as compared to $16.4 million for the year ended December 31, 2003. This decrease is principally due to the sale of the radio businesses in the third quarter of 2004.
      In addition, Juventus Radio experienced a decrease in operating expenses primarily due to the successful outcome of Juventus’ negotiations with the Hungarian media regulators to reduce broadcast license fees from July 2003, as well as cost savings in other expenses resulting from restructuring and streamlining operations at Juventus’ radio broadcasting.
Cable Television
      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core cable businesses, other than Ayety TV. The Company’s disposal of its interest in cable television business ventures have significantly affected the comparability of the discontinued cable television financial results for the year ended December 31, 2004 as compared to the year ended December 31, 2003.
      The combined results of operations of the discontinued Cable businesses are as follows (in thousands):

	Year Ended
	December 31,

	2004	2003

		(Restated)
Revenues	$2,080	$11,011
Cost of services	450	2,344
Operating expenses	949	6,741
Asset impairment	403	1,131

Operating income	278	795
Equity in income (loss) of unconsolidated investees	—	(115)
Net income	$274	$680

Revenues.
      Cable television revenues decreased by $8.9 million to $2.1 million for the year ended December 31, 2004 as compared to $11.0 million for the year ended December 31, 2003. This decrease is principally due the sale of cable television business ventures. Romsat, ATK, Vilsat and Sun TV contributed incremental revenue of $5.7 million, $1.6 million, $1.1 million and $0.5 million, respectively, for the year ended December 31, 2003 as compared to the same period in 2004.

Cost of services.
      Cable television cost of services decreased by $1.8 million to $0.5 million for the year ended December 31, 2004 as compared to $2.3 million for the year ended December 31, 2003. This decrease is principally due the sale of cable television business ventures. Romsat, ATK, Vilsat and Sun TV incurred incremental cost of services of $1.2 million, $0.2 million $0.3 million and $0.1 million, respectively, for the year ended December 31, 2003 as compared to the same period in 2004.

Operating expenses.
      Cable television operating expenses decreased by $5.8 million to $0.9 million for the year ended December 31, 2004 as compared to $6.7 million for the year ended December 31, 2003. This decrease is principally due the sale of cable television business ventures. Romsat, ATK, Vilsat and Sun TV incurred incremental operating expenses of $3.4 million, $1.3 million, $0.7 million and $0.4 million, respectively, for the year ended December 31, 2003 as compared to the same period in 2004.

Asset impairment charges.
      In accordance with the provisions of SFAS No. 142, the Company recorded an impairment of $1.1 million for Sun TV and ATK, based on evaluations of its respective fair value for the year ended December 31, 2003. For the year ended December 31, 2004, the Company recorded an impairment charge of $0.4 million for Vilsat.

Equity in income (loss) of unconsolidated investees
      Cable television equity in income (loss) of unconsolidated investees decreased by $0.1 million for the year ended December 31, 2004. This decrease is due to the sale of Sun TV during the year ended December 31, 2003.
DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE DISCONTINUED COMPONENTS RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002.
Radio Broadcasting
      On April 24, 2003, the Company completed an exchange with Adamant Advisory Services, a British Virgin Islands company, of its ownership in certain of its business ventures in Russia for, among other things, approximately $58.6 million aggregate principal amount of the Company’s Senior Notes held by Adamant. As part of this transaction the Company conveyed to Adamant its ownership interests in its Russian radio stations — ZAO SAC in Moscow and ZAO Radio Katusha in St. Petersburg.
      In addition, on May 5, 2003, the Company completed the sale of its ownership interests in Radio Georgia. Further, on September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core Radio businesses.
      The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Year Ended December 31,

	2003	2002

	(Restated)	(Restated)
Revenues	$13,761	$16,932
Operating expenses	16,365	18,539

Operating loss	(2,604)	(1,607)
Equity in income (loss) of unconsolidated investees	—	(110)
Net loss	$(998)	$(2,111)

Revenues.
      Radio broadcasting revenues decreased by $3.1 million for the year ended December 31, 2003 to $13.8 million as compared to $16.9 million for the year ended December 31, 2002. This decrease is principally due to the disposal of the Company’s interests in radio assets in Russia and in Georgia during the first half of 2003. Aggregated, the disposal of the Russian and Georgian assets accounted for a decrease in revenue of $7.9 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This decrease is partially offset by increased revenues at Country Radio, Metromedia Finland, Radio Juventus, and

Trio Radio, as well as currency appreciation. A total of $2.0 million of the revenue increase was due to local currency appreciation to the U.S. dollar, principally in Hungary, the Czech Republic, Finland and Estonia.
      Revenues at Country Radio increased by $0.3 million on a comparable currency basis for the year ended December 31, 2003 as compared to the year end December 31, 2002 due to a change in Country Radio’s sales house agent selling advertising in the station’s programming on an exclusive basis to national clients, resulting in improved terms of representation.
      On a comparable currency basis, year over year, revenues at Metromedia Finland increased by $0.6 million as a consequence of the growth of a newly launched radio station with steady audience ratings and a growing acceptance by advertisers as an effective advertising medium. In addition, two newly acquired stations during 2003 facilitated improved performance.
      The comparable currency basis increase of $0.8 million on a year-to-year basis at Juventus included the effect of increased sales from non-owned network affiliate sales, the additional revenue from Sztar FM, which the company manages under a management agreement and the acquisitions of two stations in Miskolc, a key secondary market after Budapest.
      Trio Group recorded an increase in revenues of $0.2 million on a comparable currency basis for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily due to increases in agency revenue due to the exit of state TV from the advertising market as of August 2002, which resulted in an across-the-board increase in the pricing of advertising in electronic media. In addition, revenues were bolstered by an improvement in Trio’s revenue market share, resulting from hiring additional sales force in the third quarter of 2002.

Operating expenses.
      Radio broadcasting operating expenses decreased by $2.1 million for the year ended December 31, 2003 to $16.4 million as compared to $18.5 million for the year ended December 31, 2002. This decrease is primarily due to a decrease of $4.4 million from the sale of the Russian and Georgian radio assets in the first half of 2003. This decrease is partially offset by an increase of $2.5 million due to unfavorable currency movements.

Equity in income (loss) of unconsolidated investees
      Radio broadcasting equity in income (loss) of unconsolidated investees decreased by $0.1 million for the year ended December 31, 2003. This decrease is due to a change in the method of accounting for Trio Radio from equity to consolidated.
Cable Television
      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose the remaining non-core cable businesses, other than Ayety TV.

      The combined results of operations of the discontinued Cable businesses are as follows (in thousands):

	Year Ended December 31,

	2003	2002

	(Restated)	(Restated)
Revenues	$11,011	$10,027
Cost of services	2,344	2,344
Operating expenses	6,741	7,898
Asset impairment	1,131	2,155

Operating income (loss)	795	(2,370)
Equity in income (loss) of unconsolidated investors	(115)	(1,564)
Net income (loss)	$680	$(3,630)

Revenues.
      Cable revenues increased $1.0 million to $11.0 million for the year ended December 31, 2003, as compared to $10.0 million for the year ended December 31, 2002. This increase is primarily due to increased revenues at ATK of $0.6 million and Romsat of $0.4 million, both of which are due to increases in subscribers and rate increases.

Operating expenses.
      Cable selling, general and administrative expenses decreased $1.2 million to $6.7 million for the year ended December 31, 2003 as compared to $7.9 million for the year ended December 31, 2002. This decrease is principally due to incremental expenses in 2002 from Ala TV of $1.3 million, which was sold in the first quarter of 2003.

Asset impairment charges.
      For the year ended December 31, 2003, in accordance with the provisions of SFAS No. 142, the Company recorded an impairment of $1.1 million for Sun TV and ATK, based on evaluations of its fair value during the then current year. For the year ended December 31, 2002, the Company completed an evaluation of the Cable businesses and recorded a transitional impairment charge of $2.2 million, also in accordance with the provisions of SFAS No. 142.

Equity in income (loss) of unconsolidated investees.
      Cable television equity in income (loss) of unconsolidated investees decreased for the year ended December 31, 2003 as compared to December 31, 2002, principally due to the sale of Sun TV during 2003.
Snapper, Telephony Businesses, Cardlink and Metromedia China Corporation
      During 2002, the company disposed of Snapper and certain telephony ventures, including ALTEL and CPY Yellow Pages. Accordingly, there are no results reported in 2003 for these business operations. In addition, in 2003, the Company disposed of its interests in Technocom. Technocom, ALTEL and CPY Yellow Pages are collectively referred to as the “Telephony and other businesses.” During 2003 and 2002, the Company disposed of its interests in Cardlink and began liquidation of its interests in Metromedia China Corporation (“MCC”) and its related operating subsidiaries.

Revenues.
      Revenues for Snapper were $124.4 million for the year ended December 31, 2002. Revenues for the Telephony and other businesses were $18.3 million for the year ended December 31, 2002. The Telephony and other businesses, primarily Technocom, had revenues of $0.3 million for the year ended December 31, 2003.

Operating income (loss).
      Snapper’s operating income was $1.1 million for the year ended December 31, 2002. Operating losses for the Telephony and other businesses were $10.4 million for the year ended December 31, 2002. Technocom and MCC operating losses were not material for the year ended December 31, 2003.

Cumulative effect of a change in accounting principle.
      In accordance with the provisions of SFAS No. 142, the Company completed an evaluation of the fair value of Snapper and determined there was a transitional impairment charge required and accordingly recorded a $13.6 million charge as of January 1, 2002.
Critical Accounting Policies
      Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 3, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for descriptions of the Company’s major accounting policies. Management bases estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Management also continuously evaluates such estimates and assumptions. However, actual results could differ materially from these estimates. These critical accounting policies are discussed with the Audit Committee of the Board of Directors on a periodic basis.
      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for doubtful accounts
      The Company makes estimates of the collectability of its accounts receivable. Management analyzes historical write-offs, changes in internal credit policies and customer concentrations when evaluating the adequacy of the allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates or if actual experience differs from estimates. Based on the Company’s allowance for doubtful accounts at December 31, 2004, a hypothetical increase or decrease of 10% in the estimate would increase or decrease the Company’s consolidated general and administrative expense by $0.2 million. In addition, the Company’s equity in earnings from business ventures would decrease or increase by $0.1 million.

Useful lives of property and equipment
      Property and equipment are stated at cost, net of accumulated depreciation. The telecommunications industry is capital intensive. Depreciation of operating assets constitutes a significant operating cost for the Company. The cost of property and equipment is charged to depreciation expense over estimated useful lives. Depending on the type of asset or the type of technology, lives for: (i) buildings and leasehold improvements range from 4 to 10 years; (ii) telecommunications equipment at 10 years; and (iii) office equipment, computer equipment and vehicles range from 3 to 5 years.
      Based on the weighted average useful life at December 31, 2004, a hypothetical 10% increase or decrease in the weighted average useful life would decrease or increase the Company’s consolidated amortization and depreciation expense by $1.5 million and $1.8 million, respectively. In addition, the Company’s equity in earnings from business ventures would increase or decrease by $0.4 million or $0.5 million, respectively.

Impairment of long-lived assets and intangibles
      The Company has recognized goodwill and other intangible assets that meet the definition of indefinite life intangible assets under SFAS No. 142. Under SFAS No. 142, impairment must be assessed at least annually, or when indications of impairment exist. Management assesses impairment by comparing the carrying value of the assets to the fair value. The fair value of long-lived assets and goodwill are estimated using the discounted present value of expected future cash flows or the expected proceeds from sale less cost to sell. The determination of fair value involves significant assumptions and estimates. Assumptions and estimates made by the Company are based on management’s best judgments and include among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; (iv) the nature and cost of technology utilized; and (v) values placed on such assets as a component of any planned or pending dispositions. Based on management’s estimate of the fair value performed in 2004, a 10% increase or decrease in the discount rate used would not have indicated that the Company’s long-lived assets were impaired, as the Company’s principal long-lived intangibles and goodwill are included as part of the Company’s investment in PeterStar.
      Management assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to anticipated minimum future operating results and a significant change in the manner of use of the assets or the strategy for the Company’s overall business.

Recognition of revenue and deferred revenues
      The Company’s business ventures’ telephony operations recognize revenues in the period the service is provided. Installation fees for telephony operations are deferred together with the related costs and amortized over the estimated term of a customer relationship. Installation costs in excess of installation fees are recognized as expense in the period incurred.
      Customer relationships, which have historically been consistent and which management views to be reliable for purposes of gauging predictive behavior, allow the Company to estimate the average customer relationship to utilize for purposes of recognizing such deferred revenues. Actual customer relationships may be longer or shorter than those used by the Company for purposes of deferring revenues. As a result from time to time, the Company may adjust the time horizon for purposes of deferring revenue. For instance, in 2004, upon review of current customer relationships, PeterStar adjusted the length of such customer relationships from three to five years. Based on management’s estimated customer relationships at December 31, 2004, a hypothetical 10% increase or decrease in the period of such deferral would decrease or increase the Company’s consolidated revenues by $0.2 million. In addition, the Company’s equity in earnings from business ventures would decrease or increase by $0.1 million.

Assessing control over operations of business ventures
      The Company assesses its level of control over the operating and financial decisions of its business ventures and subsidiaries when determining whether to account for their operations either at cost, using the equity method or the consolidation method. The assessment considers all relevant facts including the

Company’s legal voting interests, the existence of protective or participating legal rights of other parties and the Company’s actual involvement in the ordinary course decision making of the businesses.
      Although the Company may own in excess of 50% of a particular business venture, the Company’s rights may be so limited due to documents legally enforceable in a jurisdiction outside the U.S., that the Company may not be able to exert such management control over the day-to-day operations of the business. Thus, the Company may not consolidate all entities in which it owns a majority of the voting rights. The Company monitors changes in its level of control due to changes in ownership percentages, as well as external factors that may affect its influence or control and responds accordingly. Such evaluations result in management’s judgment in determining the most appropriate methodology of accounting to recognize its rights in such business ventures.

Self-insured workers’ compensation and product liability claims
      The Company establishes reserves for claims and claims expense on reported and unreported claims of self-insured losses. Such costs are relative to workers’ compensation and product liability costs for certain former subsidiaries’ claims prior to their sale. In addition, the Company has agreed to indemnify certain former subsidiaries for claims payments made on behalf of the Company, or the Company has agreed to act as guarantor for any claims’ reimbursements made on its behalf by third parties. These reserve estimates are based on known facts and interpretations of circumstances and internal factors including the Company’s experience with similar cases, historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims. In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes. The Company may also supplement its claims processes by utilizing third party appraisers, engineers, other professionals and information sources to assess and settle claims.
      Because reserves are based on estimations of future losses, the establishment of appropriate reserves is an inherently uncertain process. In addition, there may be a lag in the receipt of information from former subsidiaries or third parties seeking reimbursement of remittances made on behalf of the Company. As a result, the ultimate costs of losses may vary materially from recorded amounts, which are based on management’s best estimates of future losses.

Employee benefit plans
      The Company recognizes liabilities for estimated future obligations for pension and medical benefits. Such liabilities are based upon actuarial analysis, which is influenced by a variety of assumptions, including mortality rates, estimated returns on investments, and a discount rate for future liabilities. These assumptions may have an effect on the amount and timing of future contributions that are required to be made to the Company’s pension plan. The expected amount and timing of contributions is based on an assessment of minimum requirements under ERISA and the Internal Revenue Code, cash availability and other considerations (e.g., funded status, avoidance of Pension Benefit Guaranty Corporation (“PBGC”) penalty premiums and tax efficiency).
      The Company bases the discount rate assumption on investment yields available at year-end on long-term bonds rated Aa- or better. The Company used the Moody’s Aa long-term bond yield as the indicator of these yields. The expected return on plan assets assumption reflects various long-run inputs, including historical plan returns, inflation and other variables. Mortality rates are developed to reflect projected plan experience. The effects of actual results differing from management’s assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect the Company’s recognized expense in future periods.
      As previously discussed (see “ – Liquidity and Capital Resources – Guarantees and Commitments – Employee Benefit Plans”), in the third quarter of 2004, the Company initiated a process whereby the Pension Plan would be terminated pursuant to a standard termination, in accordance with the provisions of

Section 4041 of the ERISA. At the time of initiating the termination, the Company believed that the process to terminate the plan would take at most twelve months to complete; however, the final distribution did not take place until the end of first quarter 2006. Specifically, on March 14, 2006, the Company funded approximately $5.4 million to the Pension Plan to ensure that the value of the Pension Plan assets was sufficient to cover all benefit liabilities.
      The Pension Plan was required, at termination, to have assets sufficient in value to provide for all retiree benefit liabilities under the Pension Plan within the meaning of Section 4041 of ERISA. The Company engaged an outside actuary to determine the additional amount that the Company was required to contribute to the Pension Plan to satisfy all benefit liabilities. The Company anticipates that it will recognize an additional expense of $10.2 million in the first quarter of 2006 for the termination of the Pension Plan, which includes recognition of $7.4 million of expense that is recorded within the “accumulated other comprehensive loss” line item within the Company’s consolidated balance sheet as of December 31, 2004.

Income taxes
      The Company has historically had sufficient uncertainty regarding the realization of its deferred tax assets, including a history of recurring operating losses, such that a valuation allowance has been recorded for the deferred tax assets of the Company. The Company has continued to record a valuation allowance on its U.S. federal and state deferred tax assets, as sufficient evidence does not exist that they will be realized from continuing operating activities. To determine if a valuation allowance is necessary for each tax jurisdiction, the Company estimated several items including: (i) future taxable income at each entity and in each jurisdiction, (ii) the timing of future reversals of deferred tax assets and deferred tax liabilities, and (iii) the likelihood that the Company will be able to realize its deferred tax assets, which are primarily related to federal net operating loss and net capital loss carryforwards. Based on management’s estimates at December 31, 2004, a hypothetical 10% increase or decrease in the Company’s estimated future taxable income would not change its valuation allowance on the Company’s U.S. deferred tax assets or its foreign net deferred tax assets.
      In the fourth quarter of 2004, the Company determined that adequate evidence existed that it is more likely than not that Magticom will realize long-term deferred tax assets for Georgian income tax purposes. As a result, Magticom has released its valuation allowance on these long-term deferred tax assets.

Contingencies
      The Company is currently involved in certain legal proceedings and litigation and has accrued amounts as appropriate that represent management’s estimate of the probable outcome of these matters. The judgments that management makes with regard to whether to establish a reserve are based on an evaluation of all relevant factors by internal and external legal counsel. The relevant factors analyzed include an analysis of the complaint, documents, testimony and other materials as applicable. The damages claimed in most legal proceedings are not a meaningful predictor of actual potential liability because the amounts claimed generally have little or no relationship to the actual damages suffered or sustained. Claims are continually monitored and reevaluated as new information is obtained. The Company recognizes a liability when it becomes probable and estimable. The actual settlement of such matters could differ materially from the judgments made in determining how much, if any, to accrue.
New Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The

Company does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
      SFAS No. 123R specifies that the fair value of an employee stock option be based on an observable market price of an option with the same or similar terms and conditions if one is available. Since the Company’s employee stock options are not currently traded, there is no observable market price, and SFAS No. 123R thus requires that the fair value be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied in that field, and (3) reflects all substantive characteristics of the instrument. SFAS No. 123R permits entities to use any option-pricing model that meets the fair value objective in the Statement.
      The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2006 for the Company). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, including, but not limited to, the Company’s future compensation strategy. The pro forma compensation costs presented have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts, which should be expected in future years. As of the date of this filing, no decisions have been made as to which option-pricing model is most appropriate for the Company. The adoption of this standard will have no impact on the Company’s cash flows, but should the Company grant stock options during 2006 and beyond, the Company’s compensation expense would be expected to increase.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“APB No. 29”) (SFAS No. 153”). APB Opinion No. 29 requires that nonmonetary exchanges of assets be recorded at fair value with an exception for exchanges of similar productive assets, which can be recorded on a carryover basis. SFAS No. 153 eliminates the current exception and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges that take place in fiscal periods beginning after June 15, 2005, which is July 1, 2005 for the Company; however, earlier application is permitted. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN No. 47”). The FASB issued FIN No. 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN No. 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective for the Company no later than December 31, 2005. The Company has determined that the adoption of FIN No. 47 will not have a material impact on its financial position or results of operations.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes” (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
      In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”), that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of FASB Statement No. 13) at the date of acquisition. Additionally, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of FASB Statement No. 13) at the date the leasehold improvements are purchased. EITF No. 05-6 should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early application is permitted. The Company does not expect the adoption of EITF No. 05-6 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In September 2005, the EITF reached a consensus on Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF No. 05-7”), that an entity should include, upon the modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished pursuant to Issue 96-19; that the modification of a convertible debt instrument should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option; and therefore the issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of a convertible debt instrument. EITF No. 05-7 should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application is permitted. The EITF reaffirmed its consensus in June 2006, EITF No. 06-6, “Application of Issue No. 05-7” without any change. The Company does not expect the adoption of EITF Nos. 05-7 and 06-6 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In March 2006, the EITF reached a consensus on Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF No. 06-2”), that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to paragraph 6(b) of FASB Statement No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of FASB Statement No. 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006. An entity should apply the consensus reached in this Issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position at the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Earlier adoption is permitted. The Company does not expect the adoption of EITF No. 06-2 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

      In March 2006, the EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation”) (“EITF No. 06-3”), that the scope of this Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. Additionally, the presentation of taxes within the scope of this Issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF No. 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Earlier application is permitted. The Company does not expect the adoption of EITF No. 06-3 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged. The Company does not expect the adoption of FIN No. 48 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, (“SAB 108”). SAB 108 addresses the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice and has provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches by evaluating the error measured under each approach. Thus, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this Staff Accounting Bulletin.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Earlier application is encouraged. The Company does not expect the adoption of SFAS No. 158 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. Dollar denominated assets and liabilities, other examples of risk include collectability of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Russia and Georgia.
      The Company does not currently hedge against foreign exchange rate risks. In the countries that the Company’s business ventures operate, the currencies (the Russian Ruble and the Georgian Lari) are non-convertible outside the respective countries, so the Company’s ability to hedge against devaluation by converting to other currencies is significantly limited. In these countries, a sophisticated or reliable market for the trade of derivative instruments in order to allow the Company to hedge foreign currency risk does not currently exist. Accordingly, the Company seeks to maintain the minimal amount of foreign currency on hand to reduce its exposure. However, the Company’s ability to minimize such amount is limited by the fact that most expenses are denominated in foreign currencies and the countries in which the Company does business have strict foreign currency regulations. Accordingly, the Company’s business ventures maintain local currency accounts for immediate cash needs but also maintain U.S. dollar accounts. Magticom maintains a significant portion of its cash balance in a U.S. dollar account. The book values of such accounts at December 31, 2004 and 2003 approximate their fair value. The Company’s corporate cash in excess of immediate operating needs is invested in a U.S. money market account.
      The Company is exposed to foreign exchange price risk in that its operations are located outside of the United States and the functional currency of such businesses is the relevant local currency. In remeasuring the financial statements stated in the local currency into the reporting currency (U.S. Dollars), a gain or loss may result in the accumulated translation adjustment account. In Russia, where the Company had, prior to August 1, 2005, its operations in consolidated subsidiaries, a 10% devaluation of the Russian Ruble in 2004 relative to the 2003 year-end exchange rate would have resulted in a reduction in foreign currency translation gains of $0.4 million, with all other variables held constant. In addition, the Company’s business ventures accounted for under the equity method are exposed to foreign exchange price risk. The Company’s exposure to these risks is limited by its less significant ownership interest.
      The majority of the Company’s debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from upward changes in interest rates. Although market risk exists for downward changes in interest rates, the Company’s fixed interest rate of 10 1/2% on its Senior Notes, prior to redemption in August 2005, would likely approximate or be lower than a hypothetical rate on similar variable rate obligations, thereby limiting the risk. Furthermore, the Company’s long-term debt is denominated in U.S. Dollars. The Company does not believe that the Company’s debt not denominated in U.S. Dollars (totaling $3.1 million as of December 31, 2004) exposes the Company to a material market risk from changes in foreign exchange rates.
      Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Inflation and Foreign Currency” contains additional information on risks associated with the Company’s investments in Russia (prior to August 2005) and Georgia.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary data required under this item are included in Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      The Company had no reportable events.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
      As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described below, the restatement of the Company’s previously issued consolidated financial statements as described in Note 2 to the consolidated financial statements and the Company’s inability to file this Annual Report on Form 10-K for a substantial period of time beyond the prescribed due date, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective.
      However, management performed substantial additional procedures and made appropriate adjustments to satisfy themselves that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or internal controls will prevent all errors and all improper conduct. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of a specific internal control must be considered relative to the cost to implement said internal control. Because of the inherent limitations in all internal control systems, no evaluation of internal controls can provide absolute assurance that all internal control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, internal controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a specific control.
      During the preparation of the Company’s financial statements for the year ended December 31, 2004 for inclusion within the Company’s 2004 Form 10-K, the Company identified certain accounting errors related to previously issued financial statements. The Company determined that the accounting errors were so significant that certain financial statements contained in the Company’s periodic reports previously filed with the SEC could no longer be relied upon.
      The accounting errors required restatement of the Company’s previously issued consolidated financial statements as of December 31, 2003 and for the two year period ended December 31, 2003 and the condensed consolidated financial statements for the interim periods during the years ended December 31, 2004 and 2003. In addition, the Company also restated summary financial information included in the Selected Financial Data for the fiscal years ended December 31, 2002 and 2001. The amounts included in Management’s Discussion and Analysis and other disclosures in this Annual Report on Form 10-K have also been restated for all periods presented. Restatement adjustments are described in Note 2: “Restatement of Prior Information” of the Notes to Consolidated Financial Statements included within this Form 10-K.
      A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

•	The Company did not maintain an effective control environment. Specifically, the Company did not maintain a sufficient number of personnel at its foreign locations with an appropriate level of knowledge, experience and training in the application of U.S. GAAP and in internal control over financial reporting commensurate with the Company’s financial reporting requirements, nor did the Company complement its foreign locations with a sufficient number of trained personnel at its corporate office to appropriately review and approve the financial reporting of the Company’s business ventures. The Company also did not maintain adequate controls with respect to the review, supervision and monitoring of accounting operations at its foreign locations with respect to application of consistent accounting policies. These deficiencies in the Company’s control environment contributed to the existence of the material weaknesses discussed below;

•	The Company did not maintain effective policies and procedures governing the financial close and reporting process. This deficiency resulted in a lack of management oversight and review procedures over the preparation of the Company’s financial statements; and

•	The Company did not design and maintain effective policies and procedures over the completeness, accuracy, existence, valuation and disclosure of financial information submitted by its business ventures located in Russia and the Country of Georgia. Specifically, the Company had ineffective controls over: (a) the appropriate method of consolidation for its business ventures; (b) the review of customer contracts for proper revenue recognition in accordance with U.S. GAAP; (c) the recording of accrued liabilities and related expense; and (d) the capitalization of property and equipment and related depreciation and amortization.
Changes in Internal Control over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

  Remediation of Material Weaknesses
      Subsequent to December 31, 2004, management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting and the ineffectiveness of the Company’s disclosure controls and procedures. As indicated earlier, the Company has been able to retain additional finance personnel, both fulltime and consultants/contractors, to assist in meeting its financial reporting obligations and to also assist Magticom finance personnel with the implementation of its new ERP system; however, the additional recruitment of finance personnel to work within the country of Georgia is required.
      Management is currently in the process of evaluating its internal control over financial reporting as of December 31, 2005 as prescribed by SOX 404. The remediation effort noted above are subject to the Company’s internal control assessment, testing and evaluation processes. Management expects that its evaluation will result in a conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2005. While the remediation effort continues, management will rely on other measures as needed to assist with complying with its financial reporting obligations.
  Other Factors Affecting Internal Control Over Financial Reporting
      The following items describe some events that are reasonably likely to continue to affect the Company’s internal control over financial reporting and/or its ability to remediate certain material weaknesses:

i)	The Company has experienced, and will continue to experience for the foreseeable future, difficulty and significant cost in the timely collection of financial statement results with respect to its business ventures. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with U.S. GAAP has required significant resources of the Company, and the Company has been unable to provide adequate resources to ensure the timely compliance with this obligation, thus the Company’s ability to timely file its periodic reports with the SEC in the future will continue to be indicative of a material weakness for the foreseeable future;

ii)	The Company does not presently have sufficient financial personnel and resources within Georgia to prepare and finalize, on a timely basis, the U.S. GAAP financial results for the Company’s business ventures located within Georgia. The recruitment and retention of qualified U.S. GAAP accountants in Georgia is difficult due to the high demand for individuals with these skills in this part of the world;

iii)	The Company’s business ventures in Georgia do not have adequate local financial accounting workflow processes and accounting information systems for the timely preparation of U.S. GAAP financial accounting and reporting. Such workflow processes and accounting information systems are sufficient to meet, and were designed to meet, the local statutory tax reporting requirements; however, significant work effort by both the local finance personnel and corporate finance personnel to transform the local statutory accounting records to U.S. GAAP financial results; and

iv)	The effective oversight by the Company of the business managers who are responsible for managing the daily business matters of the Company’s business ventures may be encumbered due to business practice common within the geographic area of the business operations. An example includes, the fact that the Company has attempted to terminate the General Director at Ayety, in which the Company has a majority ownership. However, due to disputes with the Company’s minority shareholder, the Company has been unable to enforce such actions and does not expect such situation to improve in the foreseeable future.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The Company’s directors and executive officers and their respective ages and positions are as follows:

Name	Age	Position

Mark S. Hauf	58	Chairman of the Board of Directors, President and Chief Executive Officer
Harold F. Pyle, III	42	Executive Vice President Finance, Chief Financial Officer and Treasurer
B. Dean Elledge	42	Vice President Finance, Chief Accounting Officer and Assistant Treasurer
Natalia Alexeeva	37	Vice President, General Counsel and Secretary
Victor Koresh	53	Vice President of Operations — Russia, through August 2005
John S. Chalsty	72	Director
David Gale	47	Director
Alan K. Greene	66	Director
William F. Harley, III	43	Director
Wayne Henderson	65	Director
Clark A. Johnson	74	Director
I. Martin Pompadur	71	Director
Stuart Subotnick	64	Director
Leonard White	67	Director
      The following is a biographical summary of the experience of the Company’s executive officers and directors.
      Mr. Hauf has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since February 2003. Prior to that time, Mr. Hauf has occupied several positions with affiliates of the Company beginning in 1996. From February 2002 until his appointment to his new role, Mr. Hauf served as the Chief Operating Officer of MITI. Prior to that, he served as President of Metromedia China Corporation.
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
      Mr. Elledge has served as the Vice President Finance, Chief Accounting Officer since October 1, 2003. Prior to that date, Mr. Elledge was the Vice President of Financial Reporting since March 2002. Previously, he was a Senior Manager at Ernst & Young LLP for the Technology, Communications & Entertainment Group from 1999 to 2001, serving principally telecommunications companies and other high technology companies. Mr. Elledge is a Certified Public Accountant and a Certified Management Accountant.
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
      Mr. Koresh has served as the Vice President of Operations — Russia from September 2003 until August 2005. He also acted as General Director of PeterStar, a position that he held since May 2001. Prior to that time, he held key posts in telecommunications companies such as Sovintel (General Director of the Petersburg branch from 1997 to 2001), Baltic Communications Limited, and Leningrad Telegraph. Mr. Koresh graduated from the M.A. Bonch-Bruevich Leningrad Electrical Institute of Communications and qualified as a telecommunications engineer in 1976. He is a full member of the International Academy of Communications. Mr. Koresh resigned from the Company in August 2005 following the completion of the PeterStar sale.
      Mr. Chalsty has served as a Director of the Company since March 2001. Mr. Chalsty is currently the Chairman of Muirfield Capital Management, LLC. He had been with Donaldson, Lufkin & Jenrette since 1969, serving as President and Chief Executive Officer beginning in 1985 and as Chairman beginning in 1996 and continuing until the Company’s merger with Credit Suisse First Boston in 2000. He also was a senior advisor to Credit Suisse First Boston until 2002. He is currently a member of the Board of Directors of Occidental Petroleum Corporation and Republic Property Trust, Inc. Mr. Chalsty is a Trustee of Columbia University and Chairman of the Columbia Investment Management Corporation. Mr. Chalsty is Chairman of the Nominating Committee.
      Mr. Gale has served as a Director of the Company since June 2004 when the Company appointed him as a Director pursuant to an agreement between the Company and certain holders of the Company’s Preferred Stock. He is President of Delta Dividend Group, Inc., an investment firm and an ETP holder on the Archipelago Exchange that invests primarily for its own account in preferred stocks and corporate bonds. Previously, he was a Managing Director at Lehman Brothers where he was responsible for the company’s preferred stock sales and trading area. Over the past 10 years, Mr. Gale has served as a Director on the Boards of several publicly traded companies, including Flaherty & Crumrine Preferred Income Funds, four closed-end mutual funds with combined assets of approximately $2.5 billion; Stone Container Corporation, a company in the paper industry with operations in the U.S. and overseas; FreeRealTime.com, an Internet-based financial media company; and Golden State Vintners, a California wine-processing company.
      Mr. Greene has served as a Director of the Company since October 2002 when the Company appointed him as a director pursuant to an agreement between the Company and Elliott Associates, a shareholder of the Company. Mr. Greene is the Chairman and Chief Operating Officer of Greene Rees Technologies, LLC, a corporation specializing in advanced technology for the security industry. In addition, Mr. Greene owns AKG Consulting Partners, Ltd., a private consulting firm. Mr. Greene is also a Director of Enduro Medical Technologies Inc., a medical equipment supplier, Intellicorp Inc., a software development company and Connecticut Innovations, a fund investing in Connecticut-based technology companies. Previously, Mr. Greene served as the Chief Financial Officer of International Telecommunication Data Systems, Inc. Prior to this position, he had over twenty years of experience as a Managing Partner at Price Waterhouse. Mr. Greene is a member of the Compensation and Audit Committees. He was also a member of the special board committee formed in July 2004 to evaluate strategic transactions (“Special Committee”).
      Mr. Harley has served as a Director of the Company since October 10, 2006. Mr. Harley is Co-Portfolio Manager and Chief Investment Officer of Mellon HBV, an investment adviser, and is principally responsible for the investment decisions for Mellon HBV. Before forming Mellon HBV in 2002, Mr. Harley was the Head of Research at Milton Partners LLC. Mr. Harley joined Milton Partners LLC in 1996, where he concentrated on analyzing investment opportunities, developing new investment strategies and managing the overall direction of the risk arbitrage portfolio. Before joining Milton, Mr. Harley was a Vice President and Director of Allen & Company Inc., where he was responsible for the day-to-day management and investment strategies of the arbitrage department with assets under management in excess of $150 million.
      Mr. Henderson has served as a Director of the Company since June 2004, when the Company appointed him as a Director pursuant to an agreement between the Company and certain holders of the Company’s Preferred Stock. Mr. Henderson is the principal of Capital Dynamics International, a consulting firm focused on the information communications technology sector, providing strategic planning and enterprise solutions for corporate and government clients. Before founding Capital Dynamics in 1990, Mr. Henderson held executive positions with Illinois Bell and AT&T. He was a member of the Special Committee.

      Mr. Johnson has served as a Director of the Company since 1990. Mr. Johnson is also the non-executive Chairman of PSS World Medical, a distributor of healthcare products to physicians and eldercare facilities, and a Director of that company serving on the Corporate Governance, Executive and Compensation Committees. In addition, Mr. Johnson is the non-executive Chairman of Refac Optical Inc., a retail optical business and its Director, serving on the Compensation Committee. Mr. Johnson is also a Director of Neurologix, Inc., a publicly traded development stage biotechnology company. In addition, Mr. Johnson serves on the Boards of three private companies, World Factory, Inc., an international sourcing and product development company, Brain Twist, Inc., a developer of specialty soft drinks, coffees and teas, and Lydian Trust Company, a diversified financial services company. Mr. Johnson is Chairman of the Company’s Audit Committee and a member of the Compensation and Nominating Committees.
      Mr. Pompadur has served as a Director of the Company since September 1999 and prior to that was a Director of PLD Telekom, Inc. since May 1998. In June 1998, Mr. Pompadur joined News Corporation as Executive Vice President, President of News Corporation Eastern and Central Europe and as a member of News Corporation’s Executive Management Committee. In January 2000, Mr. Pompadur was appointed Chairman of News Corp. Europe. He is a Director of elong, Inc., an online travel service provider in China, serving on its Audit Committee; Nexstar Broadcasting Group, Inc., serving on its Audit Committee; and News Corporation’s subsidiaries News Out of Home B.V., Balkan Bulgarian and SKY Italia. Mr. Pompadur is a member of the Compensation Committee.
      Mr. Subotnick has served as a Director of the Company since 1995. He served as President and Chief Executive Officer of the Company (from December 1996 until November 2001) and as Vice Chairman of the Company’s Board of Directors (from November 1995 until November 2001). Mr. Subotnick has served as Executive Vice President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. He is a Director of AboveNet, Inc. and Carnival Cruise Lines, Inc. Mr. Subotnick is Chairman of the Executive Committee and was a member of the Special Committee.
      Mr. White has served as a Director of the Company since 1995. Mr. White has served as President and Chief Executive Officer of Rigel Enterprises, Inc., a management and private investment firm, since July 1997. Prior to that, Mr. White was President and Chief Executive Officer of Orion Pictures Corporation and Metromedia Entertainment Group. Mr. White is Chairman of the Compensation Committee and a member of the Audit Committee.
      The Board of Directors, which presently consists of nine members, is divided into three classes. Class I Directors were elected for a term expiring at the 2005 annual meeting of stockholders; Class II Directors were elected for a term expiring at the 2006 annual meeting; and Class III Directors were elected for a term expiring at the 2004 annual meeting. Members of each class hold office until their successors are elected and qualified. As the Company did not hold an annual meeting of stockholders in 2004 and 2005, the terms of Class I Directors, Class II Directors and Class III Directors shall expire at the 2006 annual meeting.
      The successors of the class of directors whose term expires at that meeting will be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term, except that the next term for both of the Class III Directors and Class I Directors will be less than three years. The Class III Directors term will expire at the annual meeting of stockholders to be held in 2007 and the Class I Directors term will expire at the annual meeting of stockholders to be held in 2008. Class I Directors, whose term expired at the 2005 annual meeting of stockholders, are Stuart Subotnick, Alan Greene and Mark Hauf. Class II Directors, whose term expires at the 2006 annual meeting of stockholders, are I. Martin Pompadur and Leonard White. Class III, whose term expired at the 2004 annual meeting of stockholders, are Clark A. Johnson, John S. Chalsty, David Gale and Wayne Henderson. Pursuant to an agreement between the Company and certain holders of the Preferred Stock representing discretionary authority (including the power to vote) with regard to 2.4 million shares or approximately 58% of the outstanding 4.1 million shares of Preferred Stock (the “Participating Preferred Stock Holders”), in June 2004, the Participating Preferred Stock Holders identified Messrs. Gale and Henderson as director candidates and the Company’s Board of Directors thereafter appointed them as Class III Directors. At the Company’s next annual meeting of stockholders, the holders of

Preferred Stock will have the right to vote separately as a class for the election of two new directors. Once elected to the Board of Directors by the holders of Preferred Stock, these directors will not be part of any of the three classes of directors and will hold office until the next annual meeting of stockholders or such time as the Company becomes current in its payment of accrued and unpaid dividends to preferred stockholders, whichever occurs sooner.
      On October 10, 2006, the Board of Directors of the Company temporarily expanded the size of the Board and appointed William F. Harley, III to the Board as an independent Class I Director with a term expiring at the 2006 annual meeting of stockholders. At the 2006 annual stockholders meeting, the size of the Board of Directors will be reduced to nine members, all of whom will be up for election, and the holders of the Company’s preferred stock will have the right to vote separately as a class for the election of two of the nine director positions.
Audit Committee Members and Financial Expert
      The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As indicated above, Messrs. Greene, Johnson and White comprise the Audit Committee. Each of these Directors meets the “independence requirements” set forth in the applicable rules and regulations of the SEC.
      Currently, the Board of Directors has not designated a member of the Audit Committee as the “audit committee financial expert” as that term is defined by the applicable rules and regulations of the SEC as none of the Directors consented to serve in this capacity. However, the Board of Directors believes that each of the members of the Audit Committee have sufficient financial expertise and experience to effectively and competently discharge such director’s responsibilities and duties as a member of the Audit Committee.
Company Code of Ethics
      A current copy of the Company’s Code of Ethics, which applies to the Company’s Principal Executive Officer and Senior Financial Officers, satisfies the SEC’s requirements for a “code of ethics” and has been filed as an exhibit to the Form 10-K for the year ended December 31, 2003. If the Company amends any provision of its Code of Ethics that is required under the Sarbanes-Oxley Act of 2002, or if a waiver of any such provision is granted to an executive officer, the notice of such amendment (other than technical, administrative, and other non-substantive amendments), or waiver will be filed on a Current Report on Form 8-K with the SEC. While the Board or the Audit Committee may consider a waiver for an executive officer, the Company does not expect to grant any such waivers.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and persons who beneficially own more than 10% of the outstanding common stock, file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the SEC to furnish us with copies of all reports that they file under Section 16(a). To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with by such persons during the year ended December 31, 2004, except that Form 3 reports were inadvertently filed late for Messrs. Henderson, Gale, Lee and Koresh and a Form 4 report was inadvertently filed late for Metromedia Company. In addition, on May 17, 2005, Messrs. Subotnick and Kluge filed amendments correcting and updating their respective August 8, 2002 Form 4 reports.

Item 11.	Executive Compensation
Summary Compensation Table
      The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and the Company’s other most highly compensated executive officers for services rendered to us and the Company’s business ventures during the fiscal year ended December 31, 2004, 2003 and 2002.

						Long Term Compensation

						Number of
						Securities
		Annual Compensation				Underlying Stock
						Options Awards and
				Other Annual		Restricted Stock	All Other
Name and Principle Position	Year	Salary ($)	Bonus ($)	Compensation ($)		Awards(11)	Compensation ($)

Mark S. Hauf(1)	2004	550,000	—	166,159	(6)	—	6,150	(12)
Chief Executive Officer	2003	475,000	—	225,521	(6)	—	6,000	(12)
	2002	412,500	—	70,237	(6)	—	—

Harold F. Pyle, III(2)	2004	350,000	—	—		—	40,766	(13)
Executive Vice President	2003	312,500	—	52,150	(7)	—	306,000	(13)
Finance, Chief Financial	2002	262,500	—	79,990	(7)	100,000	5,500	(13)
Officer and Treasurer

B. Dean Elledge(3)	2004	200,000	—	12,504	(8)	—	28,013	(14)
Vice President Finance,	2003	205,900	—	92,484	(8)	—	126,000	(14)
Chief Accounting Officer	2002	138,327	40,000	30,225	(8)	—	4,468	(14)
and Assistant Treasurer

Natalia Alexeeva(4)	2004	195,883	—	29,360	(9)	—	88,717	(15)
Vice President, General	2003	190,000	50,000	—		—	53,500	(15)
Counsel and Secretary	2002	193,414	—	—		—	5,500	(15)

Victor Koresh(5)	2004	213,096	75,000	21,642	(10)	—	—
Vice President of	2003	191,356	40,000	—		—	—
Operations — Russia and	2002	159,292	50,000	—		—	—
General Director of PeterStar

(1)	Mark S. Hauf was appointed Chairman of the Board of Directors, President and Chief Executive Officer on February 25, 2003. Prior to that time, Mr. Hauf was the Chief Operating Officer of MITI since February 2002. Prior to that he served as President of Metromedia China Corporation since 1998.

(2)	Harold F. Pyle, III was appointed Executive Vice President Finance in October 2003. Prior to that time, Mr. Pyle served as Senior Vice President Finance, Chief Financial Officer and Treasurer since February 19, 2002.

(3)	B. Dean Elledge was appointed Chief Accounting Officer and Assistant Treasurer in October 2003. Prior to that time, Mr. Elledge served as Vice President Finance and Financial Reporting since March 18, 2002.

(4)	Natalia Alexeeva was appointed Vice President, General Counsel and Secretary in November 2003. Prior to that time, Ms. Alexeeva served as Vice President and Assistant General Counsel of MITI since August 2000.

(5)	Victor Koresh was appointed Vice President of Operations — Russia in September 2003. Prior to that time, Mr. Koresh served as General Director of PeterStar since May 2001. Mr. Koresh resigned as Vice President of Operations — Russia on August 1, 2005, in connection with the completion of the PeterStar sale.

(6)	The amount in 2004 consists of $126,313 as payment for Mr. Hauf’s living expenses in Russia and $39,846 of tax equalization payments made on behalf of Mr. Hauf (in each case, as required under the terms of Mr. Hauf’s employment agreement). The 2004 living expense amount included $22,000 in tuition reimbursement for his child in Moscow, Russia. The 2003 and 2002 amounts consist of payments for Mr. Hauf’s living expenses in Russia, and the 2002 amount also includes Mr. Hauf’s commuting related expenses from his home to the Company’s office. Further, as the commuting and living expenses were considered taxable fringe benefits, the Company grossed-up the benefits for federal and state compensation taxes purposes and the gross-up payments are included in the amounts reported.

(7)	The amounts in 2003 and 2002 consist of amounts that were processed associated with Mr. Pyle’s weekly commuting related expenses from his home to the Company’s New York Office (including reasonable weekly airfare and lodging expenditures while in New York). These amounts were considered taxable fringe benefits, the Company grossed-up the benefits for federal and state compensation taxes purposes and the gross-up payments are included in the amounts reported.

(8)	The amounts in 2004, 2003 and 2002 consist of Mr. Elledge’s temporary living expenses in Charlotte and New York (including monthly lodging and occasional airfare expenditures). The temporary living expenses were considered taxable fringe benefits, the Company grossed-up the benefits for federal and state compensation taxes purposes and the gross-up payments are included in the amounts reported.

(9)	The 2004 amount consists of Ms. Alexeeva’s temporary living expenses in Charlotte, North Carolina. The temporary living expenses were considered taxable fringe benefits, the Company grossed-up the benefits for federal and state compensation taxes purposes and the gross-up payments are included in the amounts reported.

(10)	This amount represents compensation for unused vacation.

(11)	The Company has not awarded restricted stock to the executives included within the table.

(12)	These amounts represent the employer match on Mr. Hauf’s 401(k) contributions.

(13)	The 2004 amount includes payment for Mr. Pyle’s unused 2003 vacation. The 2003 amount includes a severance payment pursuant to a retention agreement that Mr. Pyle entered into with the Company on March 27, 2003, as a result of his employment being terminated by the Company effective August 31, 2003. Subsequent to August 2003, Mr. Pyle and the Company entered into a new agreement for the continuation of his employment (described below). Also included in 2004, 2003 and 2002 amounts is the employer match on Mr. Pyle’s 401(k) plan contribution.

(14)	The 2004 amount includes payment for Mr. Elledge’s unused 2003 vacation and relocation expenses incurred by Mr. Elledge to move his primary residence to Charlotte, North Carolina. The relocation expenses were considered taxable fringe benefits, and the Company grossed-up the benefits for federal and state compensation taxes purposes. The gross-up payments are included in the amounts reported. The 2003 amount includes a severance payment pursuant to a retention agreement that Mr. Elledge entered into with the Company on March 27, 2003, as a result of his employment being terminated by the Company effective August 31, 2003. Subsequent to August 2003, Mr. Elledge and the Company entered into a new agreement for the continuation of his employment (described below). Also included in 2004, 2003 and 2002 amounts is the employer match on Mr. Elledge’s 401(k) plan contribution.

(15)	The 2004 amount includes payment for Ms. Alexeeva’s unused 2003 vacation and relocation expenses incurred by Ms. Alexeeva to move her primary residence to Charlotte, North Carolina. The relocation expenses were considered taxable fringe benefits, and the Company grossed-up the benefits for federal and state compensation taxes purposes. The gross-up payments are included in the amounts reported. The 2004 and 2003 amounts include the first and second installments of a payment pursuant to a retention agreement that Ms. Alexeeva entered into with the Company on November 3, 2003, as a result of her employment being terminated by the Company effective May 31, 2004. In May 2004, Ms. Alexeeva and the Company entered into a new agreement for the continuation of her employment (described below). Also, included in 2004, 2003 and 2002 amounts is the employer match on Ms. Alexeeva’s 401(k) plan contribution.

Option/SAR Grants
During the Year Ended December 31, 2004
      There were no grants of stock options by the Company pursuant to its 1996 Incentive Stock Plan or otherwise to the named executive officers during fiscal year 2004.
Aggregated Option and SAR Exercises in Fiscal 2004
and Fiscal Year-End Option and SAR Values
      The following table sets forth information concerning the exercise of options or SARs by the named executive officers during fiscal year 2004 and the number of unexercised options and SARs held by such officers at the end of fiscal year 2004.

Number of Securities
			Underlying Unexercised		Value of Unexercised in the
		Value Realized	Options/SARs at		Money Options/SARs at
	Shares	(Market Price at	Fiscal Year End (#)		Fiscal Year End ($)(1)
	Acquired on	Exercise Less
Name	Exercise	Exercise Price)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark S. Hauf	—	—	—	—	—	—
Harold F. Pyle, III	—	—	60,000	40,000	$12,000	$8,000
B. Dean Elledge	—	—	—	—	—	—
Natalia Alexeeva	—	—	—	—	—	—
Victor Koresh	—	—	—	—	—	—

(1)	Market price of the Common Stock was $0.56 per share at the end of fiscal year 2004.
Compensation of Directors
      During fiscal year 2004, each of the directors that were not employed by the Company or affiliated with Metromedia Company received a $2,000 monthly retainer and was entitled to receive a separate attendance fee for each meeting of the Board of Directors or a committee of the Company’s Board of Directors in which such director participated. During fiscal year 2004, the attendance fees were $1,200 for each meeting of the Company’s Board of Directors attended by a non-employee director in person and $500 for each meeting of the Company’s Board of Directors in which a non-employee director participated by conference call. Members of committees of the Company’s Board of Directors are paid $500 for each meeting attended, except that members of the Special Committee were paid $1,500 for each meeting attended in person or by conference call.
Executive Transaction Bonus Agreements, Employment Agreements, Special Bonus Award Agreements and Incentive Bonus Agreements

Transaction Bonus Agreements
      On March 1, 2005, the Company entered into a Transaction Bonus Agreement with Victor Koresh, the Company’s Vice President of Operations — Russia from September 2003 through August 2005. On March 8, 2005, the Company entered into Transaction Bonus Agreements with each of Mr. Hauf and Ms. Alexeeva. On July 29, 2005, the Company entered into Transaction Bonus Agreements with each of Mr. Pyle and Mr. Elledge.

Transaction Bonus Agreements with Messrs. Hauf, Pyle and Elledge and with Ms. Alexeeva
      Under the Transaction Bonus Agreements with Messrs. Hauf, Pyle and Elledge and with Ms. Alexeeva, each executive is entitled to the following compensation and benefits:

•	Transaction Bonus Amount. In light of the Company’s consummation of the sale of its entire interest in PeterStar before September 30, 2005 at a purchase price of $215 million, each executive became entitled to cash bonuses in the following amounts: (i) $6,883,333 for Mr. Hauf; (ii) $833,333 for Mr. Pyle; and (iii) $466,667 for each of Mr. Elledge and Ms. Alexeeva.

•	Transaction Bonus Payment Schedule. Each executive was entitled to payment of his or her cash bonus as follows: 50% on the closing of the PeterStar sale, 25% six-months after closing and the remaining 25% on the first anniversary of closing, subject to each executive’s continued employment with the Company as of each such date. In light of the Company’s consummation of the PeterStar sale on August 1, 2005, the first tranche of the bonus payments was paid to Messer’s Hauf, Pyle and Elledge and Ms. Alexeeva on August 4, 2005, the second tranche was paid to these executives on February 1, 2006 and the final installment was paid on August 2, 2006.

•	Effect on Severance and Change of Control Provisions in Mr. Hauf’s Employment Agreement. Because the PeterStar Sale was consummated on or before September 30, 2005, the severance provisions of Mr. Hauf’s employment agreement are null and void as of the date of such consummation (August 1, 2005).

•	Effect on Severance and Change of Control Provisions in Employment Agreements for Messrs. Pyle and Elledge and Ms. Alexeeva. If any of Messrs. Pyle or Elledge or Ms. Alexeeva is terminated by the Company without Cause at any time after the PeterStar Sale, then, to the extent such executive would be entitled to severance under his or her employment agreement, including any enhanced severance payable upon such a termination that occurs following a “Change of Control,” (as defined in each executive’s employment agreement), such severance payment shall be reduced by the full amount of the bonus under the applicable Transaction Bonus Agreement. Each of these executives’ Transaction Bonus Agreements provides that (i) a sale of PeterStar that triggers payment of the bonus under the agreement and (ii) the occurrence of a Change of Control under the executive’s employment agreement, are mutually exclusive such that any single transaction may not constitute both a Change of Control and a transaction triggering the bonus payment under the Transaction Bonus Agreement.

•	Gross-Up for “Golden Parachute” Excise Taxes. To the extent that any amounts payable to each executive whether under each executive’s Transaction Bonus Agreement or otherwise, are subject to any excise taxes, the Company has agreed to “gross up” all such amounts in an amount equal to the excise taxes imposed, including any excise taxes imposed on the “gross up” payments, and any interests and penalties associated with such excise taxes. Provisions in employment agreements with Messrs. Pyle and Elledge and Ms. Alexeeva (described below) that provide that amounts payable to such executives will be reduced to the extent they would result in such excise taxes (referred to herein as “cutback provisions”) are superseded and replaced by the gross-up provisions in the Transaction Bonus Agreements described in the preceding sentence.

•	Restrictive Covenants for Mr. Hauf. Pursuant to Mr. Hauf’s Transaction Bonus Agreement, the Company has waived its rights under certain restrictive covenants in Mr. Hauf’s employment agreement (in exchange for which Mr. Hauf has waived his right to severance under the employment agreement, on the terms described above), and Mr. Hauf has agreed to instead be bound by certain restrictive covenants set forth in the Transaction Bonus Agreement. The restrictive covenants in the Transaction Bonus Agreement are in effect commencing on March 8, 2005 and remain in effect during Mr. Hauf’s employment and for two years following termination of his employment for any reason. These restrictive covenants prohibit him from, among other things, materially competing with the Company, intentionally interfering with material business relationships of the Company, disparaging or making certain other public statements about the Company, soliciting business from customers or suppliers of the Company, soliciting for employment or employing certain employees of the Company or requesting any employee to leave the employ of the Company.

Transaction Bonus Agreement with Victor Koresh
      Under the terms of Mr. Koresh’s Transaction Bonus Agreement, he was entitled to the following compensation and benefits:

•	Transaction Bonus. In connection with the consummation of the PeterStar Sale, the Company paid Mr. Koresh a lump sum cash bonus in an amount equal to U.S. $1,000,000.

•	Termination of Employment Agreement. Mr. Koresh’s employment with the Company and his employment agreement with the Company (which is described below) was terminated pursuant to the terms of his Transaction Bonus Agreement as of the date of consummation of the PeterStar Sale (except that certain covenants protecting the Company’s confidential information and intellectual property rights shall survive such termination, in accordance with their terms).

Employment Agreements
      We have entered into employment agreements with each of our named executive officers and with Victor Koresh, the Company’s former Vice President of Operations — Russia, the material terms of which are described below.
                  Employment Agreements with Messrs. Hauf, Pyle and Elledge and Ms. Alexeeva

•	Term. The employment agreements are in effect until terminated either by the Company or by the executive.

•	Base Salary. The annual base salaries under the employment agreements are (i) $550,000 for Mr. Hauf, (ii) $350,000 for Mr. Pyle, and (iii) $200,000 for each of Mr. Elledge and Ms. Alexeeva. These salaries may not be decreased during the terms of the employment agreements.

•	Bonus. Each executive is eligible for a discretionary bonus, but the Company is not obligated to pay the executives any bonus.

•	Employee Benefits. Each executive is entitled to the following employee benefits: (i) 25 days of paid vacation per year, (ii) reimbursement of reasonable expenses incurred in connection with the services performed under the employment agreement, including, without limitation, expenses for entertainment, travel, hotel accommodations and similar items, and (iii) participation in all pension and welfare programs made available to senior executives of the Company.

•	Perquisites for Mr. Hauf. Mr. Hauf’s employment agreement provides for the use by Mr. Hauf of an apartment at the Company’s foreign operating location (or, at Mr. Hauf’s election, reimbursement for expenses incurred by him for the rental, lease or purchase of comparable housing, not to exceed $98,000 per year), tuition reimbursement for his child’s private school up to $25,000 per year and a car and driver for Mr. Hauf and his family’s use in foreign locations where they may occasionally reside. Mr. Hauf’s principal work location from 2002 and until August 2005 was Moscow, Russia. Mr. Hauf’s principal work location since August 2005 is Tbilisi, Georgia, where he and his family reside. In connection with Mr. Hauf’s relocation to Tbilisi, Georgia in August 2005, Mr. Hauf’s employment agreement was amended on November 1, 2005, to increase the reimbursement for his housing expenses to $144,000 per annum and reimbursement for tuition expenses for his child’s private school up to $30,000 per annum.

•	Tax Equalization for Mr. Hauf. In view of the foreign tax obligations that he would otherwise personally incur, Mr. Hauf’s employment agreement provides that the Company will ensure that he bears a total income tax burden in respect of his base salary and any incentive compensation paid to him pursuant to the employment agreement which is approximately equal in amount to that which he would bear if working solely in the U.S. by paying or otherwise offsetting his total tax obligations in respect of base salary and incentive compensation in all jurisdictions exceeding the amount he would be responsible for if working solely in the U.S. The Company is also responsible for payment of taxes, if any, assessed against Mr. Hauf in any jurisdiction with respect to the Company’s (i) provision of or payment for housing, (ii) payment or reimbursement of travel, lodging or other business expenses, (iii) reimbursement of child education expenses, and (iv) payment or reimbursement of expenses in connection with preparation of tax filings.

•	Severance for Mr. Hauf. Because the PeterStar Sale was consummated on or before September 30, 2005, under Mr. Hauf’s Transaction Bonus Agreement (described above), Mr. Hauf has agreed to waive his right to severance under his employment agreement.

•	Severance for Messrs. Pyle and Elledge and Ms. Alexeeva. If the Company terminates any of these executives’ employment without Cause, the Company must pay the executive an amount equal to the greater of (i) 12 months of base salary or (ii) one month of base salary for every full or partial year of service with the Company since the start date. A termination without Cause may only be effected upon a vote of the majority of the Board and with 30 days’ prior notice. The Company will also pay the executive’s and his or her family’s continuing health insurance coverage under COBRA until the earlier of (i) the expiration of the period of time represented by the severance payment described above or, if payment is made on a lump-sum basis, the expiration of the period of time represented by such payment as measured by the executive’s base salary, and (ii) the date the executive ceases for any reason to be eligible for continuation of group health insurance coverage under COBRA. Messrs. Pyle, Elledge and Alexeeva were also entitled to severance upon a termination of employment by each executive for “Good Reason” (as defined in each executive’s employment agreement); however, their employment agreements were amended to remove the Good Reason trigger for severance (as described above). As described in the summary of the executives’ Transaction Bonus Agreements, above, since the executive received a bonus pursuant to the Transaction Bonus Agreement, if the executive subsequently is entitled to severance under his or her employment agreement, the amount of severance payable under the employment agreement shall be offset by the full amount of the bonus payable under the applicable Transaction Bonus Agreement.

•	Change of Control Provision in Mr. Hauf’s Employment Agreement. Because the PeterStar Sale was consummated on or before September 30, 2005, under Mr. Hauf’s Transaction Bonus Agreement (described above) Mr. Hauf has agreed to waive his employment agreement provisions regarding severance following a “Change of Control”, (as defined in his employment agreement).

•	Change of Control Provision in Employment Agreements with Messrs. Pyle and Elledge and Ms. Alexeeva. If within 12 months following a “Change of Control” (as defined in each executive’s employment agreement), the Company terminates the executive’s agreement for any reason other than death, disability or Cause, the Company must pay the executive a lump-sum amount equal to two years of base salary. As described in the summary of the executives’ Transaction Bonus Agreements, above, since the executive received a bonus pursuant to the Transaction Bonus Agreement, if the executive is subsequently entitled to this enhanced severance following a Change of Control, the amount of the enhanced severance payable under the employment agreement shall be offset by the full amount of the bonus payable under the Transaction Bonus Agreement. As described above, each executive’s Transaction Bonus Agreement provides that (i) a sale of PeterStar that triggers payment of the bonus under the Transaction Bonus Agreement and (ii) the occurrence of a Change of Control under the executive’s employment agreement, are mutually exclusive such that any single transaction may not constitute both a Change of Control and a transaction triggering the bonus payment under the Transaction Bonus Agreement. Cutback provisions in these executives’ employment agreements are superseded and replaced by the gross-up provisions in the Transaction Bonus Agreements described in the preceding sentence.

•	Release. All amounts payable to each executive in connection with their termination of employment are conditioned on each executive’s execution of a release of claims against the Company and its affiliates and their respective officers, directors, employees, shareholders, agents, successors and assigns with respect to matters covered by the employment agreements or arising out of the executives’ employment with the Company.
Restrictive Covenants. During each executive’s employment and for one year thereafter, each executive is restricted from (i) materially competing with the Company, (ii) intentionally interfering with material business relationships of the Company, (iii) disparaging or making certain other public statements about the Company, (iv) soliciting business from customers or suppliers of the Company, and (v) soliciting for employment or employing certain employees of the Company or requesting any employee to leave the employ of the Company. For Mr. Pyle, the above covenants apply during his employment and for one year after termination of employment, unless such termination is by the Company without Cause, in which case, Mr. Pyle shall not be restricted post-termination. (As described in the summary of Mr. Hauf’s Transaction Bonus Agreement above, the Company has agreed to waive these provisions for Mr. Hauf since a sale of the Company’s entire interest in Peterstar was consummated on or prior to September 30, 2005.) The executives are also bound by standard obligations not to disclose Company confidential information and to protect Company inventions, licenses, copyrights, trademarks and other intellectual property.

Amendments to Employment Agreements with Messrs. Pyle and Elledge and Ms. Alexeeva
      Concurrent with each of Messrs. Pyle’s and Elledge’s and Ms. Alexeeva’s execution of such executive’s Transaction Bonus Agreement, each executive and the Company entered into an amendment to his or her employment agreement, which includes changes to the following material provisions of the employment agreement: (i) the executive’s right to terminate employment for Good Reason and receive severance has been eliminated; and (ii) the definition of Change of Control in the employment agreement that includes a sale by the Company of all or substantially all of its assets has been amended by deleting the phrase “all or substantially all” and inserting in lieu thereof “more than 90% (in value)”.

Employment Agreement with Mr. Koresh
      Prior to August 1, 2005, Mr. Koresh was party to two employment agreements, one with the Company’s subsidiary Metromedia International Telecommunication Services, Inc. (“MITSI”) that commenced on October 1, 2003 (the “MITSI Agreement”), and one with PeterStar that commenced on January 1, 2004 (the “PeterStar Agreement”). Collectively, the MITSI Agreement and the PeterStar Agreement are referred to as the Koresh Agreements. Each of the Koresh Agreements had or has a term of three years, with the MITSI Agreement ending on September 30, 2006 and the PeterStar Agreement ending on December 31, 2006, unless either agreement is terminated earlier by one of the parties. Either party had the right to terminate the MITSI Agreement for any reason by providing 30 days prior written notice. As described above, under the terms of Mr. Koresh’s Transaction Bonus Agreement, since the sale of PeterStar was consummated on or prior to September 30, 2005, the MITSI Agreement has been terminated and is of no further force and effect.

•	Salary. The base salary under the MITSI Agreement was the Russian Ruble equivalent of $200,000 per year, to be offset by any salary (but not bonuses) received by Mr. Koresh under the PeterStar Agreement. The base salary under the PeterStar Agreement is the Russian Ruble equivalent of $80,000.

•	Bonus. Under the PeterStar Agreement, Mr. Koresh was eligible for additional bonuses based on PeterStar’s achieving and exceeding certain targets set forth in PeterStar’s annual business plans. These bonuses may not exceed one and one-half times Mr. Koresh’s base salary under the PeterStar Agreement.

•	Other Employee Benefits. Under the PeterStar Agreement, Mr. Koresh was entitled to receive other employee benefits such as a car and driver for business and personal use, medical insurance coverage and membership fees for a sport and fitness center (not to exceed $3,000 per annum). Under the MITSI Agreement, Mr. Koresh is entitled to (i) reimbursement of necessary and reasonable business expenses, including business travel-related expenses, and (ii) eligibility for stock options under a Company option plan, in the discretion of the Board.

•	Severance. If PeterStar terminates Mr. Koresh’s employment under the PeterStar Agreement prior to the end of its term for any reason other than cause, Mr. Koresh shall be entitled to receive the performance bonuses described above based upon PeterStar’s performance against its annual business plan on a pro rata basis for the year in which employment is terminated. If MITSI had terminated Mr. Koresh’s employment prior to the end of its term for any reason other than Mr. Koresh’s commission of certain designated bad acts (such as fraud or dishonesty, a serious crime, gross misconduct or material breach of the MITSI Agreement), MITSI would have been required to continue to pay Mr. Koresh’s base salary for the remainder of the term of the MITSI Agreement. Since the sale of PeterStar was consummated on or prior to September 30, 2005, the MITSI Agreement, including its severance provisions, are no longer effective, and Mr. Koresh is not entitled to any severance under the MITSI Agreement.

•	Change-of-Control-Related Provisions. The MITSI Agreement provided that Mr. Koresh has no claim against MITSI or any affiliate by reason of the merger, consolidation, continuation, dissolution or liquidation of MITSI, or the sale of all or substantially all of the assets of MITSI, provided that Mr. Koresh has first been offered in writing a new appointment with the successor or surviving company on terms no less favorable to him than under the MITSI Agreement. This provision is null and void as a result of the Transaction Bonus Agreement.

•	Restrictive Covenants. The MITSI Agreement includes non-competition, non-solicitation, non-disclosure of confidential information, and intellectual property protection provisions. Since the MITSI Agreement was terminated in connection with a sale of PeterStar, the non-disclosure and intellectual property provisions survive in accordance with their terms, but the other restrictive covenants are not effective post-termination.
Special Bonus Award Agreements
      On August 9, 2005, the Company entered into Special Bonus Award Agreements with each of Mr. Pyle and Mr. Elledge.

Bonus Award Agreement with Harold F. Pyle, III
      Under the terms of Mr. Pyle’s Bonus Award Agreement, he is entitled to the following compensation and benefits:

•	The Company has agreed to pay Mr. Pyle a one-time, lump-sum cash bonus equal to $416,500 (the “Pyle Bonus”) as soon as reasonably practicable following the first date as of which both of the following conditions have been satisfied: (x) the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q required to be filed with the SEC prior to such date have been filed and (y) at least 21 calendar days remain prior to the next date that the Company is required to file with the SEC any periodic report on Form 10-K or Form 10-Q (the “Pyle Payment Date”). Notwithstanding the foregoing, if at any time prior to the Pyle Payment Date Mr. Pyle’s employment is terminated by the Company without “Cause” (as defined in Mr. Pyle’s employment agreement described above), Mr. Pyle shall be entitled to receive the Pyle Bonus as soon as reasonably practicable following the date of such termination. This agreement will be superseded if a “Sale Transaction” (defined below) is entered into by January 31, 2007 and is subsequently consummated.

Bonus Award Agreement with B. Dean Elledge
      Under the terms of Mr. Elledge’s Bonus Award Agreement, he is entitled to the following compensation and benefits:

•	The Company has agreed to pay Mr. Elledge a one-time, lump-sum cash bonus equal to $233,000 (the “Elledge Bonus”) as soon as reasonably practicable following the first date as of which both of the following conditions have been satisfied: (x) the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q required to be filed with the SEC prior to such date have been filed and (y) at least 21 calendar days remain prior to the next date that the Company is required to file with the SEC any periodic report on Form 10-K or Form 10-Q (the “Elledge Payment Date”). Notwithstanding the foregoing, if at any time prior to the Elledge Payment Date Mr. Elledge’s employment is terminated by the Company without “Cause” (as defined in Mr. Elledge’s employment agreement described above), Mr. Elledge shall be entitled to receive the Elledge Bonus as soon as reasonably practicable following the date of such termination.

Incentive Bonus Agreements
      On October 1, 2006, the Company entered into incentive bonus agreements with each of Messrs. Hauf and Pyle. Under the agreements, the Company has agreed to pay incentive bonuses to these executives, the payment of which is contingent on (1) the Company entering into a definitive agreement to consummate the proposed strategic sale transaction with the remaining members of the Offering Group or other sale of the Company or a transaction pursuant to which the Company sells all or substantially all of its assets (collectively referred to as the “Sale Transaction”), by January 31, 2007, (2) the transaction subsequently closing; (3) the holders of shares of Preferred Stock receiving an amount equal to $68.00 per share of Preferred Stock; and (4) the executive’s continued employment with the Company through the date of the last payment to the holders of Preferred Stock that results in such holders receiving at least $68.00 per share (the “Payment Date”). Notwithstanding the requirement in clause (4) of the preceding sentence, under certain circumstances, described below, the executives may be entitled to receive an incentive bonus even if such executive’s employment is terminated before the Payment Date. However, in any such circumstance, the incentive bonus will not be paid until the Payment Date, if it occurs; the incentive bonuses are not payable upon any earlier termination of employment.
      The incentive bonus for Mr. Hauf is 3.2% of the gross proceeds received by the Company or its shareholders in the applicable sale transaction. If Mr. Hauf’s employment is terminated by the Company without “Cause” or by him for “Good Reason” (as such terms are defined in his employment agreement, described above) at any time before the Payment Date, he will receive his incentive bonus on the Payment Date, if it occurs. To the extent that any amounts payable to Mr. Hauf, whether under the incentive bonus agreement or otherwise, are subject to any “golden parachute” excise taxes, the Company has agreed to “gross up” all such amounts in an amount equal to the excise taxes imposed, including any excise taxes imposed on the “gross up” payments, and any interests and penalties associated with such excise taxes.
      The incentive bonus for Mr. Pyle, will be $1,000,000. If Mr. Pyle’s employment is terminated by the Company without “Cause” (as defined in Mr. Pyle’s employment agreement described above) at any time before the Payment Date, he will receive his incentive bonus on the Payment Date, if it occurs. Under Mr. Pyle’s incentive bonus agreement, the Special Bonus Award Agreement described above is superseded if an agreement to consummate the Sale Transaction is entered into by January 31, 2007 and is subsequently consummated.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of the Company’s Board of Directors consists of Messrs. Johnson, White, Pompadur and Greene. The Compensation Committee is comprised entirely of independent directors and is responsible for developing and making recommendations to the Company’s Board of Directors with respect to the Company’s executive compensation policies. The Chairman of the Compensation Committee is Mr. White.
COMPENSATION COMMITTEE REPORT ON COMPENSATION
      The following report of the compensation committee discusses the Company’s historical and present executive compensation policies.

Background
      The Board of Directors established the Compensation Committee and charged it with responsibility for implementing and administering the Company’s compensation policies and programs for the Company’s executive officers. The Compensation Committee is comprised entirely of independent directors as defined by the Securities and Exchange Commission.

Compensation Policies
      The Company’s compensation policy for executive officers provides for (a) competitive base compensation and employment benefit packages sufficient to attract and retain superior executive talent, (b) bonuses based on achievement of financial results, which potentially may represent a significant portion of total compensation, and (c) long-term equity-based compensation intended to further align the interests of executive officers with those of stockholders and further reward sustained successful performance. Consistent with this policy, the Company’s executive officers have historically received a base salary, periodic incentive cash bonus awards and grants of stock options. However, in consideration of the severe liquidity issues facing the Company since 2002 and the resulting effect on the Company’s capital stock, executive compensation has generally been limited to base salary and incentive cash bonus awards and has excluded equity-based compensation.
      In mid-2005, the Compensation Committee retained an independent compensation consultant to advise the Committee on improving the compensation policies of the Company for its executive officers and outside directors. The Committee is currently continuing its work with the compensation consultant.

Current Employment Agreements with Executive Officers
      In 2003, severe liquidity constraints prompted a general Company restructuring in which most of the corporate-level workforce was terminated. Remaining executives were provided with base salaries at levels consistent with former employment agreements. In October 2003, the Company entered into new employment agreements with its current Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and in May 2004 the Company entered into a new employment agreement with its current General Counsel. The aim of these new executive employment agreements was to (a) retain these key executives through at least the successful restructuring of the Company, (b) acknowledge the risks to sustainable employment created by the Company’s then fragile financial condition, and (c) accommodate the Company’s limitations with respect to providing equity-based compensation.
      Each of these employment agreements contemplated an “initial term” of three to five years of employment. Unless terminated for cause or unless the executive voluntarily resigns, each executive is essentially guaranteed payment of base salary for or through this “initial term”. These provisions were included due to the significant uncertainties connected with the Company’s ability to continue as a going concern at the time the agreements were entered into and was a necessary incentive to secure the executives’ commitment to employment. The agreements also provide for a payment of at least two years’ base salary in the event of a change of control subsequent to which the executive’s employment is terminated or, in the case of the Chief Executive Officer, materially altered.

Stock Options
      The Company’s 1996 Incentive Stock Plan expired on January 31, 2006, therefore new options may not be granted under this plan. However, the Compensation Committee continues to administer the 1996 Incentive Stock Plan as it relates to outstanding options.
      The Compensation Committee did not award any stock options in 2003, 2004 or 2005, as the Company was undergoing a restructuring. However, as a matter of policy, the Compensation Committee believes that the grant of stock options motivates executives to create long-term growth in stockholder value and provides an incentive that focuses the executives’ attention on managing the business as owners of an equity stake in the Company. Pursuant to the Company’s 1996 Incentive Stock Plan, prior to its expiration, options could be granted periodically at the discretion of the Compensation Committee. The number of shares of the Company’s common stock that could be subject to options was determined based upon the Compensation Committee’s assessment of the individual’s performance. The Compensation Committee considered the recommendation of, and relied on information provided by, the Company’s Chief Executive Officer in determining the number of shares to be subject to option grants to the non-Chief Executive Officer executive officers.

Transaction Bonus Awards
      In 2004, the Company did not award annual cash bonuses to the executive officers. Despite significant executive accomplishment in rebuilding the Company’s financial vitality, limited liquidity argued against granting of cash bonuses.
      However, in connection with the sale of the Company’s entire interest in PeterStar and the repayment of the Company’s Senior Notes, the Compensation Committee recommended to the Board of Directors that the Company award transaction bonuses to the Chief Executive Officer and certain other executive officers. Accordingly, in 2005, the Company entered into transaction bonus agreements with Messrs. Hauf, Pyle, Elledge and Koresh and Ms. Alexeeva providing for the payment of cash bonuses upon the consummation of the sale of PeterStar. These bonuses were intended to reward the recipients for efforts contributing to the very attractive PeterStar valuation that was realized in the sale. The bonuses were paid over a period of time to ensure retention of these executives after closing of the PeterStar transaction. In August 2005, upon the sale of PeterStar, the bonuses became payable to Messrs. Hauf, Pyle, Elledge and Ms. Alexeeva, in three parts as follows: 50% was paid at the closing of the sale of PeterStar, 25% was paid six-months following the closing and the remaining 25% was paid on the first anniversary of the closing. Mr. Koresh received the full amount of his bonus at the completion of the sale, as his employment with the Company was terminated at that time.
      In connection with receiving this transaction bonus, Mr. Hauf agreed to waive his right to receive severance pay and benefits under his employment agreement, including enhanced severance for certain employment terminations following a change of control. In addition, in connection with receiving their transaction bonuses, Messrs. Pyle and Elledge and Ms. Alexeeva agreed that any severance pay and benefits to which they become entitled under their employment agreements, including enhanced severance for certain employment terminations following a change of control, will be reduced by the amounts of their transaction bonuses.

Special Bonus Awards
      In order to further incentivize the Company’s Chief Financial Officer and Chief Accounting Officer, on August 9, 2005, the Company entered into Special Bonus Award Agreements with each of Mr. Pyle and Mr. Elledge. Under the terms of Mr. Pyle’s and Mr. Elledge’s Special Bonus Award Agreements, Mr. Pyle is entitled to a one-time, lump-sum cash bonus of $416,500, and Mr. Elledge is entitled to a one-time, lump-sum cash bonus of $233,000, in each case payable as soon as reasonably practicable following the first date as of which both of the following conditions have been satisfied: (x) the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q required to be filed with the SEC prior to such date have been filed and

(y) at least 21 calendar days remain prior to the next date that the Company is required to file with the SEC any periodic report on Form 10-K or Form 10-Q. These executives also have severance protection in respect of these bonuses if their employment is involuntarily terminated before their bonuses are paid.

Incentive Bonus Awards
      In August 2006, the final installments of the transaction bonuses described above were paid to the executive officers. On August 22, 2006, the Compensation Committee authorized, in connection with the anticipated strategic sale transaction with the members of the Offering Group, or a similar transaction, that the Company award incentive bonuses to the executive officers. The incentive bonuses were subsequently ratified by the full board of directors at a meeting on August 29, 2006. The incentive bonuses are intended to provide an incentive for the officers to attain value for the stockholders and perform their duties to the Company in furtherance of the Company’s efforts to consummate such a transaction. As of the date of this report, only the Chief Executive Officer and Chief Financial Officer have executed incentive bonus agreements.
      These bonuses are paid only if (a) the Company enters into a definitive agreement to consummate the proposed strategic sale transaction with the remaining members of the Offering Group or any other sale of the Company or transaction pursuant to which the Company sells all or substantially all of its assets, in each case, by January 31, 2007, (b) such transaction subsequently closes; and (c) the holders of shares of Preferred Stock receive an amount equal to $68.00 per share of Preferred Stock; and (d) the officer remains employed through the date of the last payment to the holders of Preferred Stock that results in such holders receiving at least $68.00 per share (the “Payment Date”). Messrs. Hauf and Pyle are entitled to receive these incentive bonuses in connection with certain involuntary employment terminations occurring before the Payment Date. If Mr. Pyle becomes entitled to this incentive bonus, he will not also be entitled to his special bonus award described above.
      Mr. Hauf’s incentive bonus is intended to compensate Mr. Hauf for creating the value in the Company’s securities that the Company expects to realize in connection with the transaction and provide an incentive for Mr. Hauf to perform his duties to the Company in furtherance of the Company’s efforts to consummate any such transaction. The amount of the bonus will be based on the amount of consideration received by the Company or its shareholders in the sale, and, specifically, will be 3.2% of the gross proceeds received by the Company or its shareholders in the transaction. If Mr. Hauf’s employment is involuntarily terminated, he will be entitled to the incentive bonus when all terms stated above are met. The Company has also agreed, to the extent any amounts payable to Mr. Hauf, whether under the incentive bonus agreement or otherwise, are subject to any “golden parachute” excise taxes, to “gross up” all such amounts in an amount equal to the excise taxes imposed, including any excise taxes imposed on the “gross up” payments, and any interests and penalties associated with such excise taxes.
      At meetings in October 2006, the Compensation Committee and the Board of Directors approved certain changes to the terms of these incentive bonuses to insure that the officers would receive the bonuses in connection with any alternative transaction conducted in accordance with Company Chapter 11 bankruptcy proceedings and to take into account possible changes to agreements between the Company and the holders of its shares of Preferred Stock. Such changes have not been implemented, and, as mentioned above, Mr. Elledge and Ms. Alexeeva have not executed any incentive bonus agreement.
      Based on the outcome of recent litigation between the Company and its stockholders relating to the proposed strategic transaction, and changes to the terms of such transaction, it is possible that these incentive bonuses will not be payable. The Compensation Committee intends to continue to review appropriate incentive compensation arrangements for the executive officers in light of recent events.

Chief Executive Officer Compensation
      The compensation package offered to the Company’s Chief Executive Officer is designed to attract, retain and reward superior executive talent. The base salary and benefits of the Chief Executive Officer are competitive with compensation packages of chief executive officers of telecommunications businesses with overseas operations. The current Chief Executive Officer, Mr. Mark Hauf, is compensated pursuant to an employment agreement entered into on October 6, 2003. This agreement provides for a base annual salary of $550,000 plus certain payments intended to compensate Mr. Hauf for his expenses in connection with his overseas posting. The Compensation Committee may award Mr. Hauf stock options and a discretionary cash bonus. Other than the transaction bonus in connection with the sale of PeterStar, Mr. Hauf has not received any stock option awards or discretionary bonuses since he has held the Chief Executive Officer position.
      Mr. Hauf’s transaction bonus in connection with the sale of PeterStar was based on the amount of consideration received by the Company from the sale and is equal to $6,883,333, of which $3,441,667 was paid in August 2005, $1,720,833 was paid in February 2006 and $1,720,833 was paid in August 2006. In connection with receiving this transaction bonus, Mr. Hauf waived his right to receive the severance pay and benefits under his employment agreement, including enhanced severance for certain employment terminations following a change of control. Further, Mr. Hauf has agreed to be bound by certain restrictive covenants that prohibit him from, among other things, materially competing with the Company.
      The incentive bonus for Mr. Hauf is payable on the terms described above.

Personal Income Tax Reimbursement
      Senior executives receive reasonable commuting and other fringe related expenses and the Company reimburses those executives or grosses-up those amounts in order to defray the personal income tax effect, if any, of such payments.

Compliance with Internal Revenue Code Section 162(m)
      One of the factors the Compensation Committee considers in connection with compensation matters is the anticipated tax treatment to the Company and to the executives of the compensation arrangements. The deductibility of certain types of compensation depends upon the timing of an executive’s vesting in, or exercise of, previously granted rights. Moreover, interpretation of, and changes in, the tax laws and other factors beyond the Compensation Committee’s control also affect the deductibility of compensation. Accordingly, the Compensation Committee will not necessarily limit executive compensation to that deductible under Section 162(m) of the Code. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives.
      The foregoing report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

Submitted by the Compensation Committee
Of our Board of Directors as of December 12, 2006

Alan K. Greene
Clark A. Johnson
Leonard White
I. Martin Pompadur

Other Compensation Arrangements
      The Company has not adopted any other long-term incentive plans, defined benefit pension plans or other compensation or benefit plans or arrangements in which the Company’s current executives or directors participate.
Performance Graph
      The Company believes that its performance should be compared to that of telecommunications companies because the telecommunications business constitutes the strategic focus of the Company’s business operations. As a result, the following graph sets forth the Company’s total stockholder return as compared to the Standard & Poor’s 500 Index and the NASDAQ Telecommunications Stock Index for the five year period from January 1, 1999 through December 31, 2004. The total stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the Standard & Poor’s 500 Index and the NASDAQ Telecommunications Index and assumes reinvestment of dividends paid.
TOTAL STOCKHOLDER RETURN PERFORMANCE GRAPH
METROMEDIA INTERNATIONAL GROUP, INC. vs.
STANDARD & POOR’s 500 INDEX AND
NASDAQ TELECOMMUNICATIONS INDEX

	2000	2001	2002	2003	2004

Metromedia International Group, Inc.	$56	$17	$2	$3	$12

S&P 500 Index	$91	$80	$62	$80	$89

NASDAQ Telecommunications Stock Index	$46	$23	$11	$18	$20

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth, as of December 8, 2006, certain information regarding each person, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, known to own “beneficially”, as such term is defined in Rule 13d-3 under the Exchange Act, more than 5% of the Company’s outstanding common stock. In accordance with the rules promulgated by the SEC, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name and Address of Beneficial Owner	Beneficially Owned(1)		Common Stock

Metromedia Company	12,415,455		13.2%
One Meadowlands Plaza
East Rutherford, NJ 07073
John W. Kluge	18,686,669	(2)(7)	19.5%
810 Seventh Avenue
New York, New York 10019
Stuart Subotnick	20,050,994	(2)(7)	20.7%
810 Seventh Avenue
New York, New York 10019
News PLD LLC	9,136,744	(3)	9.7%
1211 Avenue of the Americas
New York, New York 10036
Mellon HBV Group of Companies	7,907,610	(4)	8.4%
200 Park Avenue, Suite 3300 54th Floor
New York, New York 10166
D.E. Shaw Group of Companies	6,813,000	(5)	7.2%
120 West 45th Street, Tower 45, 39th Floor
New York, NY 10036
Black Horse Group of Companies	7,050,301	(6)	7.4%
45 Rockefeller Plaza, 20th Floor
New York, NY 10011

(1)	Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)	The amounts set forth in the table above include 12,415,455 shares of common stock beneficially owned by Messrs. Kluge and Subotnick through Metromedia Company, a Delaware general partnership owned and controlled by John W. Kluge and Stuart Subotnick. In addition, the amounts set forth for Mr. Kluge and Mr. Subotnick include shares owned directly by a trust affiliated with Mr. Kluge (the “Trust”) of which Mr. Subotnick is a trustee. The Trust directly owns 5,271,214 shares of common stock (which includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible Preferred Stock, that are currently convertible into 666,666 shares of common stock) as well as presently exercisable options to acquire 1,000,000 shares of common stock, at an exercise price of $7.44 per share. Mr. Kluge transferred the Preferred Stock and assigned these options to the Trust pursuant to an Assignment agreement dated on May 3, 2005, with an effective date in 1998. Mr. Subotnick disclaims beneficial ownership of the shares owned by the Trust. The amount set forth above for Mr. Subotnick also includes 314,325 shares of common stock owned directly by Mr. Subotnick and currently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at exercise prices of $7.44 and $9.31, respectively, per share.

(3)	Pursuant to a report on Schedule 13D filed with the SEC on October 8, 1999 by (i) The News Corporation Limited, a South Australia, Australia corporation, with its principal executive office located at 2 Holt Street, Sydney, New South Wales 2010, Australia, (ii) News America Incorporated, a Delaware corporation, with its principal executive office located at 1211 Avenue of the Americas, New York, New York 10036, (iii) News PLD LLC, a Delaware limited liability company, with its principal executive office located at 1211 Avenue of the Americas, New York, New York 10036, and (iv) K. Rupert Murdoch, a United States citizen, with his business address at 10201 West Pico Boulevard, Los Angeles, CA 90035. News PLD LLC primarily holds, manages and otherwise deals with The News Corporation affiliates’ investment in the Company.

(4)	Pursuant to a report on Schedule 13D filed with the SEC on November 22, 2006 by Mellon HBV Alternative Strategies LLC, a Delaware limited liability company and Mellon HBV Ltd., a Cayman Islands corporation, both with principal executive offices at 200 Park Avenue, Suite 3300, New York, New York 10166.

(5)	Pursuant to a report of Schedule 13D/A filed with the SEC on December 8, 2006 by (i) D.E. Shaw Laminar Portfolio, L.L.C., a Delaware limited liability company, (ii) D.E. Shaw & Co., L.P., a Delaware limited partnership, (iii) David E. Shaw & Co., L.L.C., a Delaware limited liability company and (iv) David E. Shaw, a United States citizen, all of which have a business address at 120 West 45th Street, Tower 45, 39th Floor, New York, New York 10036.

(6)	Pursuant to a report on Schedule 13D/A filed with the SEC on December 8, 2006. The amount set forth in the table includes (i) 4,347,328 shares of common stock owned by Black Horse Capital LP (“Domestic Fund”), (ii) 1,580,345 shares of common stock beneficially owned by Black Horse Capital (QP) LP (“QP Fund”) and (iii) 1,061,231 shares of common stock beneficially owned by Black Horse Capital Offshore, Ltd. (“Offshore Fund”). Black Horse Capital Management LLC (“BH Management”) beneficially owns the shares held by the Domestic Fund and the QP Fund. Black Horse Capital Advisors LLC (“BH Advisors”) beneficially owns the shares held by the Offshore Fund. Mr. Dale Chappell and Mr. Brian Sheehy, controlling persons of each of BH Management and BH Advisors, are each deemed to beneficially own the 6,988,904 shares of common stock owned by BH Management and BH Advisors. The amount set forth in the table also includes 61,397 shares of common stock beneficially owned by Mr. Sheehy personally.

(7)	Upon a holder’s decision to convert shares of the 7.25% cumulative convertible Preferred Stock to Common Stock, all accrued and/or accumulated dividends are immediately due and payable and may be paid, at the Company’s option, either in cash, in shares of Common Stock or by a combination of cash and Common Stock. By way of example only, based on the December 31, 2005, conversion value of currently accrued and/or accumulated dividends, if the Trust on that date had tendered its Preferred Stock and upon such tender the Company decided to pay the outstanding dividends with Common Stock, then the Trust would have received an additional 273,240 shares of Common Stock, which would be in addition to those beneficially owned shares as reported for Mr. Kluge and Mr. Subotnick.
      The foregoing information is based solely on a review, as of December 8, 2006, by the Company of statements filed with the SEC under Sections 13(d) and 13(g) of the Exchange Act. To the Company’s best knowledge, except as set forth above, no person owns beneficially more than 5% of the Company’s outstanding common stock.

Securities Beneficially Owned by Directors and Executive Officers
      The following table sets forth the beneficial ownership of common stock as of October 31, 2006 with respect to (i) each director and director nominee, (ii) each current and former executive officer of the Company named in the Summary Compensation Table under “Executive Compensation” and (iii) all directors and executive officers as a group.

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name of Beneficial Owner	Beneficially Owned (1)(9)		Common Stock

Mark S. Hauf	-0-		*
Harold F. Pyle, III	100,000	(2)	*
Natalia Alexeeva	-0-		*
B. Dean Elledge	635		*
Victor Koresh	-0-		*
David Lee	-0-		*
John S. Chalsty	60,000	(3)	*
David Gale	81,773	(4)(11)	*
Alan K. Greene	-0-		*
William F. Harley, III	7,907,610	(5)	8.4%
Wayne Henderson	-0-		*
Clark A. Johnson	319,500	(6)	*
I. Martin Pompadur	110,000	(7)	*
Stuart Subotnick	20,050,994	(8)(11)	20.7%
Leonard White	115,000	(9)	*
All Directors and Executive Officers as a group (15 persons)	28,741,512		29.5%

*	Holdings do not exceed one percent of the total outstanding shares of common stock.

(1)	Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)	Includes currently exercisable options to acquire 100,000 shares of common stock at an exercise price of $0.36 per share under the 1996 Stock Incentive Plan.

(3)	Includes currently exercisable options to acquire 50,000 shares and 10,000 shares of common stock at exercise prices of $0.36 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(4)	Includes 21,000 shares of common stock beneficially owned through Delta Dividend Group, Inc., of which Mr. Gale is President and majority (55%) owner. In addition, includes on an as converted basis 18,250 shares of 7.25% Cumulative Convertible Preferred Stock, beneficially owned through Delta Dividend Group, Inc., which shares are currently convertible into 60,773 shares of common stock.

(5)	Includes 7,907,610 shares of common stock beneficially owned by Mellon HBV Group of Companies as of October 10, 2006.

(6)	Includes currently exercisable options to acquire 35,000; 50,000; 5,000; and 10,000 shares of common stock at exercise prices of $9.31; $2.80; $11.875; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(7)	Includes currently exercisable options to acquire 50,000; 50,000; and 10,000 shares of common stock at exercise prices of $4.50; $2.80; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(8)	Includes 12,415,455 shares of common stock beneficially owned by Mr. Kluge and Mr. Subotnick through Metromedia Company, a Delaware general partnership owned and controlled by Messrs. Kluge and Subotnick. In addition, the amounts set forth for Mr. Subotnick include shares directly owned by a trust affiliated with Mr. Kluge (the “Trust”) of which Mr. Subotnick is a trustee. The Trust directly owns 5,271,214 shares of common stock (which includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible Preferred Stock, which are currently convertible into 666,666 shares of common stock) as well as presently exercisable options to acquire 1,000,000 shares of common stock, at an exercise price of $7.44 per share. Mr. Kluge transferred the Preferred Stock and assigned these options to the Trust pursuant to an Assignment agreement dated on May 3, 2005, with an effective date of 1998. Mr. Subotnick disclaims beneficial ownership of the shares owned by the Trust. The amount set forth for Mr. Subotnick also includes 314,325 shares of common stock owned directly by Mr. Subotnick and currently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at exercise prices of $7.44 and $9.31, respectively, per share.

(9)	Includes currently exercisable options to acquire 50,000; 50,000; 5,000; and 10,000 shares of common stock at exercise prices of $9.625; $2.80; $11.875; and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(10)	Includes currently exercisable options to acquire shares of common stock in the amounts and at the exercise prices set forth in the footnotes above, and also includes, on an as converted basis, 221,000 shares of 7.25% cumulative convertible Preferred Stock, which are currently convertible into 736,666 shares of common stock.

(11)	Upon a holder’s decision to convert shares of the 7.25% cumulative convertible Preferred Stock to Common Stock, all accrued and/or accumulated dividends are immediately due and payable and may be paid, at the Company’s option, either in cash, in shares of Common Stock or by a combination of cash and Common Stock. By way of example only, based on the December 31, 2005, conversion value of currently accrued and/or accumulated dividends, if the Trust on that date had tendered its Preferred Stock and upon such tender the Company decided to pay the outstanding dividends with Common Stock, then the Trust would have received an additional 331,813 shares of Common Stock, which would be in addition to those beneficially owned shares as reported for Mr. Subotnick. Were Mr. Gale to have tendered his Preferred Stock under the same conditions, then Mr. Gale would have received an additional 30,278 shares of Common Stock, which would be in addition to those beneficially owned shares as reported for Mr. Gale.
Equity Compensation Plan Information
      For information regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, (see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Item 13.	Certain Relationship and Related Transactions
Relationship with Metromedia Company
      Metromedia Company and its affiliates are collectively the Company’s largest stockholder, beneficially holding 20,050,994 shares of the Company’s common stock, representing approximately 21.3% of the Company’s outstanding common stock at December 31, 2004. The Company is party to certain agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

Consulting Agreement
      Metromedia Company provided certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services

Agreement (the “CSA”). For the years ended December 31, 2004, 2003 and 2002, the Company paid Metromedia Company consulting fees of $0.2 million, $0.3 million and $0.8 million, respectively pursuant to the CSA. Approximately 50% and 49% of fees paid in 2004 were related to general managerial services and tax services, respectively, with the remaining for legal and other services.
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

Trademark License Agreement
      The Company is party to a license agreement with Metromedia Company, dated November 1, 1995 (the “License Agreement”), as amended, pursuant to which Metromedia Company has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name “Metromedia” in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years. In May 2004, the License Agreement was amended and Metromedia Company granted the Company the right to use the Metromedia Company logo on the same terms as the trademark. In March 2006, the Company and Metromedia Company entered into an extension to the License Agreement, with an effective date of November 2005, whereby all terms and conditions remained in place with the exception that the term of the License Agreement was extended to December 31, 2006.
      The license agreement may be terminated by Metromedia Company upon three months prior written notice to the Company, or upon the occurrence of certain specified events, upon one month’s prior written notice by Metromedia Company to the Company. In addition, Metromedia Company has reserved the right to terminate the license agreement in its entirety immediately upon written notice to the Company if, in Metromedia Company’s sole judgment, the Company’s continued use of “Metromedia” as a trade name would jeopardize or be detrimental to the goodwill and reputation of Metromedia Company.
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

      The Company has entered into indemnification agreements with certain directors. These indemnification agreements provide for indemnification of such directors to the fullest extent authorized or permitted by law. They also provide for:

•	advancement by the Company of expenses incurred by the director in defending certain litigation;

•	the appointment in certain circumstances of an independent legal counsel to determine whether the director is entitled to indemnification; and

•	the continued maintenance by the Company of directors’ and officers’ liability insurance which currently consists of $10 million of primary coverage and secondary coverage of $5 million.
      The indemnification agreements were approved by the Company’s stockholders at the Company’s 1993 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
Pre-Approval Policies and Procedures
      The Audit Committee of the Company’s Board of Directors is responsible for the appointment, compensation and oversight of the work of the Company’s independent public accountant. During 2003, the Company adopted procedures governing pre-approval of services provided by the Company’s independent auditor. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the Company’s independent auditor or on an individual basis. Pre-approval of all audit, audit-related, tax and non-audit services are delegated to one or more members of the Audit Committee. The Company’s independent auditor may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act. The audit committee pre-approved all of the services described below that were provided after the pre-approval requirements under the Sarbanes-Oxley Act became effective on May 6, 2003. The Audit Committee considered whether the non-audit services rendered by the Company’s independent auditors were compatible with maintaining the independence of the respective firms as auditors of the Company’s financial statements and determined that they were appropriate.
Fees Paid to the Independent Auditor
      In the second quarter of 2004, representatives of KPMG LLP, the U.S. member firm of KPMG International, advised the Company that they could no longer be engaged as the Company’s auditors, due to the Company no longer having any significant business operations within the United States. As a result, the Company engaged KPMG Limited, the Russian member firm of KPMG International, to be its independent auditor on July 9, 2004.
      Prior to the engagement of KPMG Limited as its independent auditor in 2004, KPMG Limited had performed audit related services at certain of the Company’s business ventures on behalf of KPMG LLP. Subsequent to the engagement of KPMG Limited as the Company’s independent auditor, KPMG LLP has provided audit related services at the Company’s corporate office on behalf of KPMG Limited.

      The following table sets-forth the fees billed for professional accounting services provided by both KPMG Limited and KPMG LLP for the fiscal year ended December 31, 2004 and December 31, 2003, respectively.

					2003
	2004
					KPMG
	KPMG LLP	KPMG Limited	Total		LLP(1)

	(In Thousands)
					(Restated)
Audit fees	$320	$3,578	$3,898	(2)	$2,846	(3)
Audit-related fees	—	48	48		116
Tax fees	—	616	616		235
All other fees	—	—	—		—

Total fees	$320	$4,242	$4,562		$3,197

(1)	The reported 2003 audit fee amount of $3.2 million is approximately $0.1 million greater than the amount that the Company reported within its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The $0.1 million difference resulted from the Company being billed an additional amount from KPMG LLP for audit fees, as associated with the 2003 fiscal year;

(2)	Of the $3.9 million in 2004 audit fees: $1.2 million of the audit fees represents billings in excess of the agreed upon audit engagement letter due to audit overages and $0.7 million of the audit fees were incurred as a part of the previously indicated restatement activities (see Item 1. “Business — Restatement of Prior Financial Information — 2005 Restatement Work Effort”); and

(3)	Of the $2.8 million in 2003 audit fees: $0.6 million of the audit fees represents billings in excess of the agreed upon audit engagement letter due to audit overages and $0.2 million of the audit fees were incurred as a part of the previously indicated restatement activities (see Item 1. “Business — Restatement of Prior Financial Information — 2003 Restatement Work Effort”).
      For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees — These are fees for professional services performed for the audit of the Company’s consolidated annual financial statements and review of financial statements included in the Company’s 10-Q filings;

•	Audit Related Fees — These are fees for assurance and related services that traditionally are performed by the Company’s independent accountant. Included in this category are fees incurred for audits of the financial statements of certain of the Company’s business ventures performed in connection with acquisitions or dispositions of such subsidiaries, or in compliance with such subsidiaries’ independent legal reporting obligations, including statutory and regulatory filings;

•	Tax Fees — These are fees for all professional services performed by professional staff in the Company’s independent accountant’s tax division except those services related to the audit of the Company’s financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves review of original and amended tax returns and preparation of tax returns for the Company’s expatriates, as required under their respective employment contract. Tax planning and tax advice encompass a diverse range of subjects, including tax advice related to the proposed merger, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities; and

•	All Other Fees — These are fees for other permissible work performed that do not meet the above category descriptions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) (1) and (a) (2)

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
Dated: December 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. HAUF Mark S. Hauf	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2006

/s/ HAROLD F. PYLE, III Harold F. Pyle, III	Executive Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 14, 2006

/s/ B. DEAN ELLEDGE B. Dean Elledge	Vice President Finance, Chief Accounting Officer (Principal Accounting Officer)	December 14, 2006

/s/ JOHN STEELE CHALSTY John Steele Chalsty	Director	December 14, 2006

/s/ DAVID GALE David Gale	Director	December 14, 2006

/s/ ALAN K. GREENE Alan K. Greene	Director	December 14, 2006

/s/ WILLIAM F. HARLEY, III William F. Harley, III	Director	December 14, 2006

/s/ WAYNE HENDERSON Wayne Henderson	Director	December 14, 2006

/s/ CLARK A. JOHNSON Clark A. Johnson	Director	December 14, 2006

Signature	Title	Date

/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director	December 14, 2006

/s/ STUART SUBOTNICK Stuart Subotnick	Director	December 14, 2006

/s/ LEONARD WHITE Leonard White	Director	December 14, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
INDEX TO FINANCIAL STATEMENTS

Page

METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm — KPMG Limited	F-1
Report of Independent Registered Public Accounting Firm — KPMG LLP	F-2
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 (restated) and 2002 (restated)	F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003 (restated)	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 (restated) and 2002 (restated)	F-5
Consolidated Statements of Stockholders’ (Deficiency) Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 (restated) and 2002 (restated)	F-6
Notes to Consolidated Financial Statements	F-7
MAGTICOM LIMITED
Report of Independent Registered Public Accounting Firm	F-97
 Statements of Income for the years ended December 31, 2004 and 2003 (restated) and September 30, 2002 (restated) and the three month periods ended December 31, 2003 (restated) (unaudited) and 2002 (restated)
F-98
Balance Sheets as of December 31, 2004 and 2003 (restated)	F-99
 Statements of Cash Flows for the years ended December 31, 2004 and 2003 (restated) and September 30, 2002 (restated) and the three month periods ended December 31, 2003 (restated) (unaudited) and 2002 (restated)
F-100
 Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2004 and 2003 (restated) and September 30, 2002 (restated) and the three month period ended December 31, 2002 (restated)
F-101
Notes to Financial Statements	F-102
Consolidated Financial Statement Schedules:
I. Condensed Financial Information of Registrant	S-1
II. Valuation and Qualifying Accounts	S-5
      All other schedules have been omitted, either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Metromedia International Group, Inc.:
      We have audited the accompanying consolidated balance sheet of Metromedia International Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive income (loss) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as of and for the year ended December 31, 2004. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LIMITED
KPMG LIMITED
Moscow, Russian Federation
December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Metromedia International Group, Inc.:
      We have audited the accompanying consolidated balance sheet of Metromedia International Group, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
      As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2003 and for the two-year period ended December 31, 2003 have been restated.
      As discussed in Note 4 to the consolidated financial statements, the Company changed its accounting policy regarding the accounting for certain business ventures previously reported on a three-month lag basis as of January 1, 2003.

/s/ KPMG LLP
KPMG LLP
New York, New York
May 14, 2004 except as to
Note 2, which is as of December 14, 2006

METROMEDIA INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands, except per share amounts)
Revenues	$80,428	$73,029	$65,204
Cost and expenses:
Cost of services (exclusive of depreciation and amortization)	26,558	23,543	19,358
Selling, general and administrative	45,262	45,705	46,735
Depreciation and amortization	23,341	21,042	20,387
Asset impairment charges	—	—	7,383

Operating loss	(14,733)	(17,261)	(28,659)
Other income (expense):
Equity in income (losses) of unconsolidated investees	15,046	9,458	(23,790)
Interest expense, net	(16,190)	(17,864)	(21,050)
Foreign currency (loss) gain	(680)	(518)	473
Gain on retirement of debt	—	24,582	—
Gain on disposition of equity investee business ventures, net	—	13,342	5,873
Other (expense) income, net	(60)	(95)	347

(Loss) income before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(16,617)	11,644	(66,806)
Income tax expense	(4,483)	(6,517)	(1,251)
Minority interest	(3,458)	(4,552)	(2,800)

(Loss) income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(24,558)	575	(70,857)
Income (loss) from discontinued components, net of tax expense (benefit) of $6, $169 and $(1,694), respectively	6,595	10,266	(36,269)
Cumulative effect of changes in accounting principles	—	2,023	(1,127)

Net (loss) income	(17,963)	12,864	(108,253)
Cumulative convertible preferred stock dividend requirement	(18,790)	(17,487)	(16,274)

Net loss attributable to common stockholders	$(36,753)	$(4,623)	$(124,527)

(Loss) income per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.46)	$(0.18)	$(0.93)
Discontinued components	0.07	0.11	(0.38)
Cumulative effect of changes in accounting principles	—	0.02	(0.01)

Net loss per common share attributable to common stockholders	$(0.39)	$(0.05)	$(1.32)

Weighted average number of common shares — Basic and Diluted	94,035	94,035	94,035

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

		(Restated)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,609	$26,925
Accounts receivable, net	5,322	5,915
Prepaid expenses and other assets	7,566	6,018
Current assets of discontinued components	—	26,779
Business ventures held for sale	—	536

Total current assets	49,497	66,173
Property, plant and equipment, net	95,405	86,097
Investments in and advances to business ventures	30,300	24,861
Goodwill	30,866	27,981
Intangible assets, net	2,356	7,899
Other assets	8,519	5,611

Total assets	$216,943	$218,622

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,601	$4,085
Accrued expenses	35,838	23,258
Current portion of long-term debt	1,564	1,376
Current liabilities of discontinued components	—	7,563

Total current liabilities	41,003	36,282
Long-term debt, less current portion	153,534	153,383
Deferred income taxes	9,870	9,426
Other long-term liabilities	2,566	7,265

Total liabilities	206,973	206,356
Minority interest	26,486	22,362
Stockholders’ deficiency:
7 1/4% Cumulative Convertible Preferred Stock (liquidation value — $271,651 at December 31, 2004)	207,000	207,000
Common Stock, $0.01 par value authorized 400.0 million shares, issued and outstanding 94.0 million shares	940	940
Paid-in surplus	1,195,864	1,195,864
Accumulated deficit	(1,419,409)	(1,401,446)
Accumulated other comprehensive loss	(911)	(12,454)

Total stockholders’ deficiency	(16,516)	(10,096)

Total liabilities and stockholders’ deficiency	$216,943	$218,622

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands)
Operating activities:
Net (loss) income	$(17,963)	$12,864	$(108,253)
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	(15,046)	(9,458)	23,790
Dividends and interest received from unconsolidated investees	12,141	8,306	2,216
Depreciation and amortization	23,341	21,042	20,387
Depreciation and amortization of discontinued components	—	2,822	11,180
Minority interest	3,458	4,552	2,800
Deferred income tax (benefit) expense	(1,732)	(362)	411
Gain on retirement of debt	—	(24,582)	—
Gain on disposition of equity investee business ventures, net	—	(13,342)	(5,873)
(Gain) loss on disposition of discontinued components, net	(7,057)	(10,326)	8,991
Asset impairment charges	—	—	7,383
Asset impairment charges of discontinued components	403	1,131	5,907
Accretion of debt discount	—	—	5,253
Cumulative effect of changes in accounting principles	—	(2,023)	1,127
Cumulative effect of changes in accounting principles of discontinued components	—	(503)	13,570
Changes in:
Accounts receivable	1,037	(572)	146
Prepaid expenses and other assets	15	4,954	(2,663)
Accounts payable and accrued expenses	1,575	(1,165)	(4,207)
Other long-term assets and liabilities, net	(2,085)	(1,906)	2,341
Net change in operating assets and liabilities of discontinued components	2,303	1,455	14,217

Cash provided by (used in) operating activities	390	(7,113)	(1,277)
Investing activities:
Loan principal repayment received from unconsolidated investees	—	—	839
Additions to property, plant and equipment and other	(15,055)	(16,238)	(13,694)
Additions to property, plant and equipment of discontinued components	(333)	(2,559)	(6,157)
Business acquisitions, net of cash acquired	(3,787)	—	—
Proceeds from sale of business ventures, net	679	19,805	11,234
Proceeds from sale of discontinued components, net	31,006	14,174	22,800
Investments in discontinued components, net of distributions	(1,296)	(1,750)	(266)
Other investing activities, net	—	703	(1,221)

Cash provided by investing activities	11,214	14,135	13,535
Financing activities:
Dividends paid to minority interests	—	(4,069)	(3,392)
Payments on debt and capital leases	(1,661)	(2,297)	(846)
Borrowings under debt and capital leases	—	—	4,868
Payments on debt and capital leases of discontinued components, net	—	—	(11,482)

Cash used in financing activities	(1,661)	(6,366)	(10,852)
Effect of exchange rate changes on cash	(439)	384	—
Net (increase) decrease in cash of discontinued components	180	(582)	1,002

Net increase in cash and cash equivalents	9,684	458	2,408
Cash and cash equivalents at beginning of year	26,925	26,467	24,059

Cash and cash equivalents at end of year	$36,609	$26,925	$26,467

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated	Total
	7 1/4% Cumulative				Other	Stockholders
	Convertible	Common	Paid-In	Accumulated	Comprehensive	Equity	Comprehensive
	Preferred Stock	Stock	Surplus	Deficit	Income (Loss)	(Deficiency)	Income (Loss)

	(In thousands)
Balances at January 1, 2002 (as previously reported)	$207,000	$94,035	$1,102,769	$(1,305,879)	$(7,149)	$90,776
Restatement adjustments	—	—	—	(178)	378	200

Balances at January 1, 2002 (as restated)	207,000	94,035	1,102,769	(1,306,057)	(6,771)	$90,976
Net loss (as restated)	—	—	—	(108,253)	—	(108,253)	$(108,253)
Other comprehensive loss:
Foreign currency translation adjustments (as restated)	—	—	—	—	(900)	(900)	(900)
Minimum pension liability (as restated)	—	—	—	—	(3,843)	(3,843)	(3,843)

Total comprehensive loss (as restated)							$(112,996)

Balances at December 31, 2002 (as restated)	207,000	94,035	1,102,769	(1,414,310)	(11,514)	(22,020)
Net income (as restated)	—	—	—	12,864	—	12,864	$12,864
Change in common stock par value	—	(93,095)	93,095	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments (as restated)	—	—	—	—	(278)	(278)	(278)
Minimum pension liability (as restated)	—	—	—	—	(662)	(662)	(662)

Total comprehensive income (as restated)							$11,924

Balances at December 31, 2003 (as restated)	207,000	940	1,195,864	(1,401,446)	(12,454)	(10,096)
Net loss	—	—	—	(17,963)	—	(17,963)	$(17,963)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	12,913	12,913	12,913
Minimum pension liability	—	—	—	—	(1,370)	(1,370)	(1,370)

Total comprehensive loss							$(6,420)

Balances at December 31, 2004	$207,000	$940	$1,195,864	$(1,419,409)	$(911)	$(16,516)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Description of Business, Recent Developments and Going Concern

Basis of Presentation and Description of Business
      The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. (the “Company”) and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated, inclusive of intercompany interest with business ventures accounted for on the equity method of accounting. Certain reclassifications have been made to the financial statements for prior periods to conform to current year presentation.
      The Company is a holding company that has economic interests in business ventures that principally provide telecommunication services to customers in the country of Georgia. Prior to August 2005, the Company also owned a 71% economic interest in ZAO PeterStar (“PeterStar”) and its subsidiaries, the leading competitive local exchange carrier in St. Petersburg, Russia (“the PeterStar Group”).
      At December 31, 2004, the Company had two reporting segments, as follows:

•	Magticom Ltd., the leading mobile telephony operator in Tbilisi, Georgia, in which the Company presently has an effective 50.1% ownership interest (“Magticom”). Prior to mid-February 2005, the Company had a 34.5% ownership interest in Magticom and had followed the equity method of accounting for its ownership interest; and

•	PeterStar, the leading competitive local exchange carrier in St. Petersburg, Russia, in which the Company had a 71% economic interest until its disposition in August 2005.
      In addition to the two reporting segments, at December 31, 2004, the Company had ownership interests in:

•	Telecom Georgia, a long-distance transit operator in Tbilisi, Georgia, in which, as of July 2006, the Company presently has a 25.6% ownership interest. In mid-February 2005, the Company increased its ownership interest in Telecom Georgia from 30% to 81%. The Company continued to follow the equity method of accounting for its ownership interests until May 2005 when Telecom Georgia’s charter was amended, at which point Telecom Georgia became a consolidated entity of the Company; and

•	Ayety TV, a cable television provider in Tbilisi, Georgia, in which the Company has an 85% ownership interest. Currently, the Company is involved in a number of commercial and legal disputes with the 15% minority shareholder of Ayety, the result of which, as allowed under FIN 46R, the Company no longer consolidates its variable interest in Ayety for all periods subsequent to June 30, 2004 to include within its consolidated financial statements.
      Substantially all of the Company’s assets are located, and revenues are generated, outside of the United States (“U.S.”). Specifically, for the year ended December 31, 2004, the Company’s PeterStar business venture that conducts its business operations in Northwest Russia generated substantially all of the Company’s consolidated revenues and cost of services. Operating expenses at PeterStar and corporate overhead expenses are the principal components that generated the Company’s consolidated operating losses. Results of operations of the Company’s Magticom business venture, which conducts its business operations in Georgia, represent substantially all of the Company’s equity in income of unconsolidated investees.
      As discussed in further detail (see Note 2, “Restatement of Prior Financial Information”) in June 2005, the Company reached the conclusion that it needed to restate its previously issued financial statements for certain accounting errors. Accordingly, the accompanying consolidated financial statements include the effects of that restatement effort.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 30, 2003, the Board of Directors formally approved management’s plan of disposing its remaining non-core media businesses. As of December 31, 2004, the Company had entered into agreements for the disposition of all of its non-core media businesses that were classified as discontinued components. These consolidated financial statements also include the results of the Company’s discontinued business components (see Note 12, “Discontinued Components”).
      In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Accordingly, effective January 1, 2003, the Company changed its accounting policy regarding the accounting for certain business ventures previously reported on a three-month lag basis. Prior to the adoption of this accounting policy, all of the Company’s then current business ventures, with the exception of PeterStar, had historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the year ended December 31, 2002 includes the results for those business ventures for the twelve months ended September 30, 2002 (see Note 4, “Accounting Changes — Elimination of the Three-Month Lag Reporting Policy”).
      As of December 31, 2004, the PeterStar Group did not meet the requirements of Paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Consequently the Company did not treat the PeterStar Group as held for sale as of December 31, 2004 and instead continued to present the PeterStar Group’s results of operations as continuing operations in the Company’s consolidated statements of operations for all years presented herein. However, effective in the first quarter of 2005, the PeterStar Group met the criteria of SFAS No. 144 for classification as a discontinued component. As a result, beginning with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, the PeterStar Group will be so accounted for within the Company’s financial statements as of that date and prospectively through the date of disposition.

Recent Developments

PeterStar Sale Transaction
      On August 1, 2005, the Company consummated the sale of its 71% ownership interest in the PeterStar Group pursuant to a definitive agreement that was executed on February 17, 2005 for cash consideration of $215.0 million (the “PeterStar Sale”). The February 17, 2005 definitive agreement was among the Company, First National Holding S.A. (“First National”), Emergent Telecom Ventures S.A. (“Emergent”) and Pisces Investment Limited, a company organized under the Companies Law of Cyprus and a wholly-owned subsidiary of First National and Emergent (“Pisces”, and together with First National and Emergent, the “Buyers”). First National, a holding company incorporated in Luxembourg, owns a 58.9% stake in OAO Telecominvest (“Telecominvest”) in Russia. At the time of the consummation of the PeterStar Sale, Telecominvest was the 29% minority shareholder in PeterStar.
      The Company anticipates that it will recognize a gain of approximately $113.7 million, before transactional costs, on the disposal of the PeterStar Group in the third quarter of 2005, since its U.S. GAAP carrying balance in PeterStar at the date of sale was $101.3 million. The Company presently anticipates that it will be able to utilize its tax attributes (capital loss and net operating loss carryforwards) to offset any federal or state tax gain that would be recognized on the sale.

Redemption of Senior Notes
      On August 8, 2005, using a portion of the cash proceeds from the PeterStar Sale, the Company completed the redemption of its outstanding $152.0 million 10 1/2% Senior Notes due 2007 (the “Senior

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes”). The aggregate redemption price of the Senior Notes, including accrued and unpaid interest, was $157.7 million.
Early Termination of Defined Benefit Pension Plan
      On March 14, 2006, the Company funded approximately $5.4 million to its defined benefit pension plan (the “Pension Plan”) to ensure that the value of the Pension Plan assets was sufficient to cover all benefit liabilities since the Pension Plan made a final distribution to the Pension Plan participants on March 22, 2006. The final distribution to the Pension Plan participants resulted from the Company’s initiative to terminate the Pension Plan, in accordance with the provisions of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
Settlement of the Fuqua Industries, Inc. Shareholder Litigation
      On April 6, 2006, the Company received approximately $4.6 million from the settlement of the Fuqua Industries, Inc. Shareholder Litigation (the “Settlement”). The aggregate amount of the Settlement was $7.0 million; however, approximately $2.4 million was paid to plaintiff’s legal counsel to cover legal fees and expenses.

Reorganization of Ownership Interest in Business Ventures

Magticom Ownership Activity — February 2005
      In February 2005, through a series of transactions with Dr. George Jokhtaberidze, co-founder and then majority owner of Magticom, the Company reorganized its ownership interest in Magticom. The net result of these transactions, was as follows:

•	The Company’s economic ownership in Magticom increased to 42.8% from 34.5%. Through the Company’s majority economic ownership interest (50.1%) in International Telcell Cellular LLC, (“International TC LLC”), an intermediary holding company that owned, directly and indirectly as of February 28, 2005, 85.5% of Magticom, the Company obtained the largest economic ownership interest in Magticom and gained the ability to exert operational oversight over Magticom. However, the Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of this ownership restructuring, should still be accounted for following the equity method of accounting. Dr. George Jokhtaberidze owned, prior to June 1, 2006, the remaining 49.9% interest in International TC LLC;

•	A wholly-owned subsidiary of the Company issued a promissory note in the amount of $23.1 million to Dr. Jokhtaberidze as payment for the additional 8.3% Magticom interest the Company obtained in February 2005 (the “Dr. Jokhtaberidze Promissory Note”); and

•	International TC LLC subsequently entered into an agreement with the Georgian government that resulted in the cancellation, in exchange for a cash payment of $15.0 million, of the Georgian government’s rights to obtain a 20% Magticom purchase option. The $15.0 million payment was funded by pro-rata cash contributions to International TC LLC from the Company and Dr. Jokhtaberidze. The Georgian government’s right to obtain a 20% purchase option in Magticom resulted from a series of negotiations and agreements that were executed in April 2004 associated with the Company’s, but most importantly Dr. George Jokhtaberidze’s ownership interest in Magticom. These negotiations and agreements were a precursor to the, previously discussed, February 2005 agreements associated with the reorganization of ownership interest in Magticom.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, in February 2004, Dr. George Jokhtaberidze, who is also the son-in-law of former Georgian president Eduard Shevardnadze, was arrested in Georgia pending investigation of various tax-related matters related to his ownership interest in Magticom. On April 26, 2004, the prosecution of Dr. Jokhtaberidze by the Georgian government was dropped without any finding of wrongdoing and Dr. Jokhtaberidze was released from investigative detention. On the same day, the Georgian government’s investigation into past business and tax payment practices of Magticom were completed with no adverse findings.

Magticom Ownership Activity — September 2005
      On September 15, 2005, the Company and Dr. Jokhtaberidze, through the holding company International TC LLC, acquired the 14.5% economic interest in Magticom, formerly owned by Western Wireless International (“Western Wireless”), for a cash price of $43.0 million in proportion to their respective ownership interests in International TC LLC. As a result, the Company’s economic interest in Magticom increased to 50.1% since International TC LLC currently, directly and indirectly, owns 100% of Magticom. Prior to the purchase, Magticom issued a dividend of $17.0 million, net of 10% Georgian dividend withholding taxes, of which $7.3 million was distributed to the Company. The Company used the net proceeds from this dividend distribution to partially fund the purchase and funded its remaining portion of the purchase using corporate cash of approximately $14.3 million.
      Concurrent with this transaction, the Company paid in full all principal and accrued and unpaid interest due to Dr. Jokhtaberidze under the Dr. Jokhtaberidze Promissory Note described above.

Telecom Georgia Ownership Activity

February 2005
      In February 2005, the Company negotiated and purchased an additional 51% ownership interest in Telecom Georgia from the Georgian government for a cash purchase price of $5.0 million. The additional 51% acquired interest in Telecom Georgia resulted in the Company increasing its ownership to 81%, and gaining the ability to exert operational oversight over Telecom Georgia. Furthermore, on May 23, 2005, the charter of Telecom Georgia that was in effect for the past several years was amended, as a result, certain substantive participatory rights that were afforded to the minority shareholder were eliminated, which allowed the Company to follow the consolidation method of accounting.

July 2006
      In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. In summary, the Company acquired a controlling interest in Telenet, a Georgian company providing internet access, data communication, voice telephony and international access services, from a third party in exchange for cash and a minority interest shareholding in both Telenet and Telecom Georgia. In addition, Dr. Jokhtaberidze, the Company’s principal partner in Magticom, acquired from the Company a minority interest shareholding in the Company’s ownership in these two business ventures. As a result, the Company’s interests in Telenet and Telecom Georgia are held through U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to exercise operational oversight over and consolidate both Telenet and Telecom Georgia. Furthermore, the Company exited the transactions with the largest economic interest of any of the shareholders in both Telecom Georgia and Telenet, of approximately 21% and 26%, respectively and completed these transactions with a net corporate cash outlay of approximately $450,000.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Telenet provides high-speed data communication and internet access services on both a wired and wireless basis, primarily to commercial and institutional customers in Georgia. It also operates international voice and data transit links between Georgia and Russia. Immediately prior to the Company’s acquisition of Telenet, Telenet acquired from IberiaTel, Georgia’s only license to provide CDMA 450 MHz wireless voice and data services and a CDMA 450 network deployed in Georgia’s capital city, Tbilisi. The target markets of Telecom Georgia and Telenet are office and residential consumers of fixed location telephony and data communication service; and both companies have well-established Georgian brands in these markets.

Telecom Georgia Ownership Activity — October 2006
      On October 27, 2006, the Company, through International Telcell LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia for $0.7 million, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%. Furthermore, as a part of that transaction, the Company paid a broker fee of $0.1 million to a third party for their facilitation of the transaction.

Georgian Business Development Initiatives

Magticom Georgian License Activity
      On August 10, 2005, the Company announced that in July 2005 Magticom had obligated itself, subject to a tender for a license that it had won on May 25, 2005, to use 18% of the 800 MHz radio frequency spectrum available in Georgia for offering Code Division Multiple Access, or CDMA, data, voice and video services. Magticom paid approximately 26.1 million Georgian Lari (“GEL”) (approximately $14.3 million) over the twelve months following the tender as consideration for obtaining the license rights to use this 800 MHz spectrum in Georgia for a period of ten years. The Company further announced that in August 2005 Magticom won a tender for a license to use 25% of the 2.1 GHz radio frequency spectrum available in Georgia for offering 3rd Generation (“3G”) GSM mobile voice, data and video services. Magticom paid approximately 20.4 million GEL (approximately $11.3 million) over the twelve months following the tender as consideration for obtaining license rights to use 25% of the total 2.1 GHz spectrum assigned for 3G services in Georgia for a period of 10 years. In addition, in November 2005, Magticom acquired at auction a license to use 20% of the 1,800 MHz (or equivalent to 15% of the combined 900 MHz and 1,800 MHz) radio frequency spectrum available in Georgia for offering GSM data and voice services. Magticom has paid approximately 1.0 million GEL (approximately $0.6 million) for the license, which is usable for a period of ten years. Furthermore, on April 25, 2006, license rights for additional 3G radio frequency spectrum, representing less than 25% of the available 3G radio frequency spectrum, were offered at auction; in which the winning bid was approximately 20 million GEL (approximately $11 million). Magticom did not directly participate in the tender; however, Magticom has entered into agreements with the winner of the April 2006 auction, pursuant to which Magticom will acquire from that party license rights to all of their license rights. Magticom anticipates paying the full winning bid price, plus a nominal mark-up, for these license rights. Following the purchase, Magticom’s 3G spectrum holdings is less than 50% of total 3G spectrum, as required by Georgian law. On July 7, 2006, the Georgian regulator renewed Magticom’s 900 MHz’s radio frequency spectrum licenses for another ten year period, effective immediately. Magticom paid a license renewal fee of GEL 24.9 million (approximately $13.7 million). These new licenses position Magticom to provide mobile communication services in Georgia that are as advanced as any now offered anywhere in the world. Each license is effective for a ten-year period and is effective country-wide. Magticom already holds long-standing, renewable licenses to offer conventional GSM telephony services in the 900 and 1800 MHz spectrum.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proposed Sale of Substantially all of Company Assets
      On October 2, 2006, the Company announced the execution of a letter of intent (the “Offer Agreement”) in respect of an offer it received to acquire all of the Company’s business interests in Georgia for a cash price of $480 million from a group of investors (“Offering Group”).
      The Company entered into the Offer Agreement with the Offering Group on September 28, 2006, providing for exclusivity in negotiations during a sixty-day due diligence period and setting forth intended terms of a binding share purchase agreement. The Offer Agreement was executed on September 28, 2006 but did not become effective until October 1, 2006, the date at which the Company had entered into the separate Lock-Up and Voting Agreements, as defined below, with representatives of holders of approximately 80% of its 4.1 million outstanding shares of Preferred Stock.
      On December 5, 2006, the Company received a letter from Salford Capital Partners (“Salford”), the then sole remaining member of the Offering Group and a party to the Offer Agreement, in which Salford (a) informed the Company that it (x) has decided not to proceed with the proposed transaction outlined in the Offer Agreement, (y) is terminating the exclusivity restrictions of the Offer Agreement for Cause (as defined in the Offer Agreement) as a result of an alleged breach of the “access to information” covenant contained therein, and (b) requested that the Company reimburse Salford for the transaction expenses incurred by it to date in connection with the proposed transaction in the amount of US $1,010,000. The Company is in the process of evaluating Salford’s claim for reimbursement of its expenses in order to assess whether the request is with or without merit.
      In connection with the execution of the Offer Agreement, beginning on September 29, 2006 and finalizing on October 1, 2006, the Company entered into separate lock-up, support and voting agreements (the “Lock-Up and Voting Agreements”) with representatives (the “Preferred Representatives”) of holders of approximately 80 % of its 4.1 million outstanding shares of preferred stock, par value $1.00 per share (the “Preferred Stock”). In connection with the Offer Agreement, the Preferred Representatives have agreed to support a chapter 11 plan (in a case to be filed in the United States Court for the District of Delaware (the “Wind-up”)), pursuant to which holders of the Company’s Preferred Stock would receive $68 per share from Net Distributable Cash (hereinafter defined) of $420 million or less and one-half of any Net Distributable Cash in excess of $420 million, allocated equally among the shares of Preferred Stock. The balance of Net Distributable Cash would be allocated equally among the outstanding common shares. Since the Preferred Representatives represent holders of more than two-thirds of the presently outstanding Preferred Stock, if such a plan is approved by the Court, the plan would be binding on all preferred stockholders. “Net Distributable Cash” will consist of the cash proceeds of the intended sale of the Company’s business interests in Georgia plus the Company’s portion of dividends received from its subsidiary Magticom Ltd. prior to the sale and all headquarters cash on hand in the Company at sale closing less: (i) any taxes arising out of the sale of assets; (ii) payments of all allowed claims in the Wind-Up; (iii) necessary reserves for the final liquidation of the Company and its subsidiaries; (iv) professional fees connected with the proposed sale transaction and pursuit of the Wind-Up; and (v) Board-approved bonuses or similar payments to Company directors, management and employees which in an aggregate amount are estimated to equal approximately 5% of the proposed sale transaction proceeds. By end of first half 2007, the combined face value plus accumulated unpaid dividends that would otherwise be due to the preferred stockholders would be in aggregate approximately $325 million or $78.50 per share of Preferred Stock outstanding.
      On November 18, 2006, the Company and Preferred Representatives of holders of more than two-thirds of the Company’s outstanding shares of Preferred Stock agreed to an amendment to the Lock-Up and Voting Agreements pursuant to which holders of the Company’s Preferred Stock will receive $68 per share from Net Distributable Consideration (as defined in the amendment to the Lock-Up and Voting Agreements) of $420 million or less, plus one-half of any Net Distributable Consideration in excess of $420 million and less

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than $465 million, and plus twenty percent of any remaining Net Distributable Consideration in excess of $465 million, allocated equally among the shares of Preferred Stock. The balance of Net Distributable Consideration would be allocated equally among the outstanding common shares.
      As previously noted, the Offer Agreement was terminated on December 5, 2006 and, as a result, there is presently no transaction pending that would trigger the arrangements contemplated under the Lock-Up and Voting Agreements.
      Furthermore, as discussed in further detail (see Note 14, “Commitments and Contingent Liabilities — Contingencies — Esopus Creek Capital Litigation — Legal Actions in Connection with the Proposed Asset Sale”), certain common stockholders of the Company had taken legal action against the Company, its directors and officers from proceeding with the Offer Agreement.

Magticom Dividend Distribution
      On October 18, 2006, Magticom issued a $33.33 million dividend to its shareholders of which $3.33 million was paid to the Georgian government, representing the required 10% withholding tax for dividend distributions to U.S. shareholders. International TC LLC received the $30.0 million dividend distribution and then repaid its loan obligations, principal and interest, to a wholly-owned subsidiary of MIG and Dr. Jokhtaberidze in the amount of $14.73 million and $14.67 million, respectively. The International TC LLC loan obligations, to its then members, originated in September 2005 when it acquired Western Wireless’ indirect 14.5% economic interest in Magticom. Furthermore, International TC LLC distributed the remaining $0.6 million to its members as a dividend, of which a wholly-owned subsidiary of MIG received $0.3 million.

2003 Restructuring
      In the first quarter of 2003, the Company embarked on an overall restructuring of its business interests and corporate operations (the “Restructuring”). Prior to that time, the Company owned interests in a diverse array of telephony, cable television and radio broadcasting businesses operating in Eastern Europe, Russia and Central Asia. Pursuant to the Restructuring, the Company focused its attentions on further development of Magticom and PeterStar; and undertook the gradual disposal of its interests in all other business ventures (“Non-Core Business Ventures”). The Company also substantially downsized its corporate support staff that worked in the U.S. and Europe. The Restructuring was prompted by and was intended to resolve the severe liquidity issues that had confronted the Company since the beginning of 2002. At the beginning of the Restructuring, the Non-Core Business Ventures included nine cable television networks, twenty radio broadcasting stations and various telephony businesses located principally in Eastern Europe and other member states of the former Soviet Union. Cash proceeds from the sale of these Non-Core Business Ventures alleviated short-term corporate liquidity concerns and thus reduced the Company’s dependence upon cash distributions from Magticom and PeterStar, thereby enabling these business ventures to retain more cash for business development purposes. The concurrent substantial downsizing of corporate support personnel significantly decreased the Company’s use of corporate cash.
      The Restructuring of business interests and corporate operations was substantially completed by the end of the third quarter of 2004 with the sale of most of the Company’s remaining radio business ventures.

Liquidity

Internal Sources of Liquidity
      The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on the earnings of its business ventures and the distribution or other

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payment of these earnings to it to meet its long term corporate cash outlay requirements (the “Long Term Corporate Cash Outlay Requirements”), in addition to making any cash distributions to its stockholders. The Company’s Long Term Corporate Cash Outlay Requirements consist of cash outlays for its corporate currently projected overhead expenditure requirements and ordinary course funding of its Historic Corporate Liabilities (as defined below).
      The Company has legacy liabilities as a result of the Company’s prior U.S. based business operating activities, principally attributable to the business activities when the Company operated under the names of “The Actava Group, Inc.” and “Fuqua Industries, Inc.”, which include, but are not limited to, employee benefit obligations to former employees (pension obligations and provisions for medical and life insurance), current funding requirements associated with the settlement (in April 2006) of the Fuqua Industries, Inc. Shareholder Litigation, self-insurance reserves attributable to product liability and workers’ compensation claims and environmental claims (collectively, the “Historic Corporate Liabilities”).
      As of December 31, 2004 and October 31, 2006, the Company had $32.7 million and $16.8 million, respectively, of unrestricted corporate cash. The Company’s business ventures are separate legal entities that have no obligation to pay any amounts that the Company owes to third parties. With respect to certain of the Company’s business ventures the voting power and veto rights of the Company’s business venture partners may limit the Company’s ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, cash balances of these business ventures cannot be readily accessed to meet the Company’s corporate liquidity needs without the distribution of dividends, following formal dividend declarations (which would also require minority shareholder approval at certain of the respective business ventures) to effect transfers to the Company.
      As of December 31, 2004 and July 31, 2005, PeterStar held $3.9 million and $9.7 million of cash, respectively, which was held in banks in the country of Russia. Pursuant to the definitive agreement that the Company executed in February 2005 associated with the PeterStar Sale, the Company agreed that it would not take actions as the majority shareholder in PeterStar to cause PeterStar to either distribute a dividend to its shareholders or repay any intercompany loans to the Company.
      In addition, as of December 31, 2004, Magticom had $28.4 million of cash, which was held in banks in Georgia. As of October 31, 2006, Magticom had $21.3 million of cash, of which $6.0 million was held in a U.S. bank and the remainder held in Georgian banks. As previously disclosed, the Company obtained the largest effective ownership interest in Magticom and gained the ability to exert operational oversight over Magticom in February 2005, including decisions as related to the distribution of shareholder dividends.

External Sources of Liquidity
      The Company has a complicated equity capital structure. For example, the Company’s outstanding 7 1/4% Cumulative Preferred Stock (the “Preferred Stock”) is trading at a substantial discount to its per share liquidation value. This condition limits the Company’s ability to access the capital markets or is a significant deterrent for the Company using its common stock as currency for business development purposes.
      During the past several years, the Company has relied upon cash receipts from the sale of certain of its noncore business ventures and, to a lesser extent, the repatriation of cash from business ventures; as a result of dividend distributions or the repayment of outstanding loans in order to meet its outstanding legal liabilities and obligations. Furthermore, during 2005 the Company relied upon a loan from its business partner in the Magticom business venture to enable the Company to meet its business development initiatives. Since the Company has monetized its interest in all but three business ventures, the Company must rely on dividends from its business ventures, and cash on hand or outside financing as the principal source of funding for further

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business development. A material portion of projected dividends will be required to meet future corporate cash outlay requirements. Remaining funds may be insufficient to substantially expand present businesses or acquire additional businesses. This could result in eventual stagnation or erosion in the value of the Company’s underlying businesses.
2.     Restatement of Prior Financial Information
      The Company has restated its previously issued financial statements as of and for the years ended December 31, 2003 and 2002 and stockholders’ equity as of January 1, 2002 to reflect correction of past accounting errors. Financial information related to such periods within the accompanying footnotes also has been restated to reflect correction of the past accounting errors. In addition, the Company has included restated selected financial information for the quarterly periods corresponding to the quarters ended September 30, 2004 and 2003, June 30, 2004 and 2003, March 31, 2004 and 2003 and December 31, 2003.
      The restatement of prior period financial statements was initially the result of the Company’s determination that it had historically misapplied its consolidation policy to Telcell Wireless, LLC (“Telcell”), an intermediate holding company that was formed in 1996 for the purpose of owning 49% of Magticom, which the Company had a 70.41% interest in and Western Wireless had the remaining 29.59% ownership interest, until September 2005. The Company reached this conclusion during its work effort associated with analyzing the accounting and disclosure consequences of the previously discussed February 2005 Magticom ownership restructuring. In summary, the Company prepared an evaluation of various rights granted to minority shareholders at each of the holding companies through which the Company held its interest in Magticom to determine the appropriate prospective accounting treatment of its ownership interest in Magticom. Such analysis included rights granted to Dr. George Jokhtaberidze, who owned, prior to June 1, 2006, 49.9% of the outstanding shares of International TC LLC and rights granted to Western Wireless through their ownership in Telcell.
      The Company concluded that its economic interests in Telcell should be accounted for following the “equity method of accounting” for all periods presented based on its conclusion that the following rights granted to Western Wireless were substantive participating rights under the Consensus Guidance provided by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) as outlined in EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” (“EITF No. 96-16”).

•	The right to approve Magticom’s purchase, lease or other acquisitions of assets or properties in excess of $0.5 million, a dollar threshold amount deemed to represent an ordinary course business transaction of Magticom; and

•	The right to approve the budget of Magticom, which was Telcell’s sole asset.
      In the Company’s June 3, 2005 press release that announced its determination that it would need to restate its past financial results for the accounting error related to its historic accounting of its economic interest in Telcell, the Company also announced that it had determined that it had improperly accounted for the depreciation of fixed assets at certain business ventures that were treated as discontinued business components under the guidance of SFAS No. 144. As the Company indicated in its press release, the Company continued to recognize depreciation and amortization expense associated with the long-lived assets

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of these business ventures through the first quarter of 2004. The net effect of this error in accounting was as follows:

•	An understatement of “Income from discontinued components, net” by $1.0 million within the Company’s fourth quarter 2003 consolidated statement of operations;

•	An understatement of “Income from discontinued components, net” by $0.2 million within the Company’s first quarter 2004 consolidated statement of operations; and

•	An overstatement of “Income from discontinued components, net” by $1.2 million within the Company’s third quarter 2004 consolidated statement of operations.
      The Company has also concluded that the following legal entities were incorrectly accounted for following the “consolidation method of accounting” where the “equity method of accounting” should have been applied for one or more accounting periods: AS Trio LSL, Sun TV, Roscomm Limited, JV Technopark and Teleport TP. The following is a summary of key facts that support the Company’s current accounting position with regard to the aforementioned legal entities:

1. The Company analyzed rights granted to each minority shareholder under the charter and/or other governing documents for AS Trio LSL using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in AS Trio LSL was incorrect for the period September 2001 through June 2002, since certain rights were granted to the minority shareholder that were determined to be substantive participatory rights. Such rights were granted under the original charter; however, the Company was unable to cause AS Trio LSL to amend its original charter after the Company increased its ownership interest in AS Trio LSL to 50.24% in September 2001 until June 2002, concurrent with an additional increase in the Company’s ownership interest in AS Trio LSL to an aggregate holding of 67.02%. Such amendment allowed the prospective consolidation of AS Trio LSL from June 2002 through the date of its disposal in September 2004, since the minority shareholder rights were amended to be only “protective rights”;

2. The Company analyzed rights granted to each minority shareholder under the charter and/or other governing documents for Sun TV using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in Sun TV was incorrect for the period January 2001 through May 2003, since certain rights were granted to the minority shareholder that were determined to be substantive participatory rights. Such rights were granted under the original charter; however, the Company was unable to cause Sun TV to amend its original charter after the Company increased its ownership interest in Sun TV to 90.93% in June 2000 until May 2003, concurrent with a reorganization of the shareholdings in Sun TV, whereby the Company’s ownership interest decreased to 65%. Such amendment allowed the prospective consolidation of Sun TV from May 2003 through the date of its disposal in November 2003, since the minority shareholder rights were amended to be only “protective rights”;

3. Roscomm Limited was a holding company with its sole asset being its 10% interest in Teleport TP. The Company analyzed rights granted to the minority shareholders under the charter and/or other governing documents for Roscomm Limited using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in Roscomm Limited was incorrect for the period September 30, 1999 through March 31, 2002. Such conclusion was reached as a result of the

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s inability during the period to control the appointment or termination of the sole director of Roscomm Limited;

4. JV Technopark was a holding company with its primary asset being its 7.5% interest in Teleport TP. The Company analyzed rights granted to the minority shareholders under the charter and/or other governing documents for JV Technopark using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company concluded that its historic accounting treatment for its interest in JV Technopark was incorrect for the period September 30, 1999 through March 31, 2002, since certain rights were granted to the minority shareholders that were determined to be substantive participatory rights; and

5. The Company had ownership rights to 49.94% of Teleport TP and had previously presumed that it had controlled voting rights to 56.0% of the shares of Teleport TP. However, as a result of the conclusions reached in items 3 and 4 above, the Company only controlled voting rights to 38.5% of the outstanding shares of Teleport TP; thus, the Company would not have had control as defined by Accounting Research Bulletin No. 51, Consolidated Financial Statements.

Furthermore, the Company analyzed rights granted to each minority shareholder under the original charter and/or other governing documents for Teleport TP using the consensus guidance provided by EITF No. 96-16. Upon completion of such analysis of EITF No. 96-16, the Company also concluded that it would be unable to consolidate the results of Teleport TP for the period from September 30, 1999 through March 31, 2002, since certain rights were granted to the minority shareholders that were determined to be substantive participatory rights. Teleport TP became a subsidiary of the Company on September 30, 1999, as a result of the acquisition of PLD Telekom, Inc. (“PLD”) by the Company. Teleport TP was formed in 1992 and its charter was never amended with respect to minority shareholder rights. At the time of the acquisition of PLD, PLD had followed the consolidation method of accounting for its interest in Teleport TP.

The Company ceased consolidation of Teleport TP as of March 31, 2002 as a result of the dispute with the sole director of Roscomm Limited. However, in light of the rights provided to minority shareholders at Roscomm Limited and rights granted to minority shareholders at JV Technopark and the Company’s understanding of the guidance contained within EITF No. 96-16, the Company has concluded that upon the consummation of the acquisition of PLD, that it should have followed the equity method of accounting.
      As stated previously, the Company identified certain errors in its consolidated financial statements prior to filing its financial statements for the year ended December 31, 2004 and determined that it would restate its previous financial results to correct such errors. Those accounting errors are grouped into the following categories: “Consolidation Adjustments” and “Other Accounting Adjustments,” which consist of “Accounting errors that had been made in its past financial statements and have been adjusted to the accumulated deficit as of January 1, 2002” and “Accounting errors that had been made in its financial statements as of and for the two year period ended December 31, 2003”.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the adjustments for the accounting errors described above on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets are summarized in the following financial results tables (in 000’s), except per share amounts:

	Year Ended
	December 31, 2003

		Adjustments

			Other
	Originally	Consolidation	Accounting
	Reported	Adjustments (1)	Adjustments (3)	Restated

Revenues	$73,121	$—	$(92)	$73,029
Cost of services (exclusive of depreciation and amortization)	23,621	—	(78)	23,543
Selling, general and administrative	46,390	(193)	(492)	45,705
Depreciation and amortization	21,093	—	(51)	21,042
Asset impairment charges	—	—	—	—

Operating (loss) income	(17,983)	193	529	(17,261)
Other income (expense):
Equity in income (losses) of unconsolidated investees	14,298	(4,602)	(238)	9,458
Interest expense, net	(17,869)	—	5	(17,864)
Foreign currency (loss)	(518)	—	—	(518)
Gain on retirement of debt	24,582	—	—	24,582
Gain on disposition of equity investee business ventures, net	12,762	—	580	13,342
Other (expense) income, net	(194)	—	99	(95)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	15,078	(4,409)	975	11,644
Income tax expense	(5,945)	—	(572)	(6,517)
Minority interest	(8,995)	4,409	34	(4,552)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	138	—	437	575
Income from discontinued components	8,306	—	1,960	10,266
Cumulative effect of changes in accounting principles	2,012	—	11	2,023

Net income	10,456	—	2,408	12,864
Cumulative convertible preferred stock dividend requirement	(17,487)	—	—	(17,487)

Net (loss) income attributable to common stockholders	$(7,031)	$—	$2,408	$(4,623)

(Loss) income per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.18)	$—	$—	$(0.18)
Discontinued components	0.09	—	0.02	0.11
Cumulative effect of changes in accounting principles	0.02	—	—	0.02

Net (loss) income per common share attributable to common stockholders	$(0.07)	$—	$0.02	$(0.05)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (3)	Restated

Current assets:
Cash and cash equivalents	$26,925	$—	$—	$26,925
Accounts receivable, net	5,915	—	—	5,915
Prepaid expenses and other assets	6,472	—	(454)	6,018
Current assets of discontinued components	5,559	—	21,220	26,779
Business ventures held for sale		—	536	536

Total current assets	44,871	—	21,302	66,173
Property, plant and equipment, net	86,297	—	(200)	86,097
Investments in and advances to business ventures	34,707	(10,295)	449	24,861
Goodwill	27,540	—	441	27,981
Intangible assets, net	7,853	—	46	7,899
Other assets	5,077	—	534	5,611
Noncurrent assets of discontinued components	20,085	—	(20,085)	—
Business ventures held for sale	536	—	(536)	—

Total assets	$226,966	$(10,295)	$1,951	$218,622

Current liabilities:
Accounts payable	$4,085	$—	$—	$4,085
Accrued expenses	24,917	—	(1,659)	23,258
Current portions of long term debt	1,376	—	—	1,376
Current liabilities of discontinued components	6,211	—	1,352	7,563

Total current liabilities	36,589	—	(307)	36,282
Long term debt, less current portion	153,383	—	—	153,383
Deferred income taxes	9,426	—	—	9,426
Other long term liabilities	7,632	—	(367)	7,265
Long term liabilities of discontinued components	376	—	(376)	—

Total liabilities	207,406	—	(1,050)	206,356
Minority interest	32,715	(10,295)	(58)	22,362
Stockholders’ deficiency:
7 1/4% Cumulative Convertible Preferred Stock	207,000	—	—	207,000
Common Stock, $0.01 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares	940	—	—	940
Paid in surplus	1,195,864	—	—	1,195,864
Accumulated deficit (2)	(1,403,898)	—	2,452	(1,401,446)
Accumulated other comprehensive loss	(13,061)	—	607	(12,454)

Total stockholders’ deficiency	(13,155)	—	3,059	(10,096)

Total liabilities and stockholders’ deficiency	$226,966	$(10,295)	$1,951	$218,622

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31, 2002

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (3)	Restated

Revenues	$65,112	$—	$92	$65,204
Cost of services (exclusive of depreciation and amortization)	19,229	—	129	19,358
Selling, general and administrative	47,459	—	(724)	46,735
Depreciation and amortization	21,486	—	(1,099)	20,387
Asset impairment charges	6,728	—	655	7,383

Operating (loss) income	(29,790)	—	1,131	(28,659)
Other income (expense):
Equity in losses of unconsolidated investees	(21,908)	(1,655)	(227)	(23,790)
Interest expense, net	(20,884)	—	(166)	(21,050)
Foreign currency gain	473	—	—	473
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	5,675	—	198	5,873
Other (expense) income, net	(23)	—	370	347

(Loss) income before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(66,457)	(1,655)	1,306	(66,806)
Income tax expense	(776)	—	(475)	(1,251)
Minority interest	(4,537)	1,713	24	(2,800)

(Loss) income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(71,770)	58	855	(70,857)
Loss from discontinued components	(35,578)	(58)	(633)	(36,269)
Cumulative effect of changes in accounting principles	(1,127)	—	—	(1,127)

Net (loss) income	(108,475)	—	222	(108,253)
Cumulative convertible preferred stock dividend requirement	(16,274)	—	—	(16,274)

Net (loss) income attributable to common stockholders	$(124,749)	$—	$222	$(124,527)

(Loss) income per common share attributable to common stockholders — Basic and Diluted:
Continuing operations	$(0.94)	$—	$0.01	$(0.93)
Discontinued components	(0.38)	—	—	(0.38)
Cumulative effect of changes in accounting principles	(0.01)	—	—	(0.01)

Net loss per common share attributable to common stockholders	$(1.33)	$—	$0.01	$(1.32)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to Year Ended financial results tables:
      (1) The following adjustments reflect the effects of correcting for the improper consolidation of certain legal entities (including Telcell, which held an equity interest in Magticom).

a. Decrease of $10,295,000 to the Company’s “investments in and advances to business ventures” and a corresponding decrease in “minority interest” on the Consolidated Balance Sheet as of December 31, 2003;

b. Decrease in “selling, general and administrative expenses” of $193,000, a decrease in “equity in income of unconsolidated investees” of $4,602,000 and a decrease in “minority interest” expense of $4,409,000 for the year ended December 31, 2003;

c. Increase of $1,655,000 to “equity in losses of unconsolidated investees”, a decrease of $1,713,000 in “minority interest” expense and an increase of $58,000 in “loss from discontinued components” for the year ended December 31, 2002.
      (2) The following adjustments reflect the effects of correcting the accounting errors that had been made in the Company’s past financial statements and have been reflected as a net adjustment of $178,000 to increase accumulated deficit as of January 1, 2002:

a. The Company failed to accrue interest income of $33,000 earned on a deposit placed with a professional service provider for periods prior to December 31, 2001. The Company recognized an increase in its “other assets” and a corresponding decrease in “accumulated deficit” as of January 1, 2002;

b. The Company identified certain selling general and administrative items that should not have been recognized and accrued as of December 31, 2001. Such amounts resulted in the Company recognizing a decrease in “accrued expenses” of $200,000 and a corresponding decrease to its “accumulated deficit” as of January 1, 2002;

c. The Company recognized the write off of an uncollectible loan in the year ended December 31, 2002. Such loan should have been written-off to expense in the year ended December 31, 2001. Accordingly, the Company has recognized a decrease in “prepaid expenses and other assets” of $146,000 and a corresponding increase to its “accumulated deficit” as of January 1, 2002;

d. The Company identified that certain of its business ventures accounted for on the equity method of accounting failed to recognize certain expenses or recognized excess expenses. Such adjustments resulted in the Company recognizing a net increase to its “investments in and advances to business ventures” of $38,000, a net decrease of $112,000 to its “business ventures held for sale” and a corresponding increase of $74,000 to its “accumulated deficit” as of January 1, 2002;

e. The Company failed to recognize certain expenses and translated certain expenses improperly when translating from the functional currency into the U.S. dollar reporting currency for certain discontinued business components. Such adjustments resulted in a decrease of $13,000 to “assets of discontinued components”, an increase of $165,000 to “current liabilities of discontinued components”, a decrease in “accumulated other comprehensive loss” of $13,000 and a corresponding increase of $191,000 to “accumulated deficit” as of January 1, 2002; and

f. The Company identified that it had erroneously included unrecognized net actuarial losses when recognizing its liability for the Company’s post retirement medical benefit plan. The Company recognized a decrease in “other long-term liabilities” of $365,000 and a corresponding decrease in “accumulated other comprehensive loss” as of January 1, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (3) The following adjustments reflect the effects of correcting the accounting errors that had been made in the Company’s financial statements as of and for the two year period ended December 31, 2003:

a. The Company failed to appropriately calculate its deferred revenue in accordance with the Company’s revenue recognition policy for the Ayety business venture. As a result, the Company has increased “revenues” by $92,000 for the year ended December 31, 2002 and recognized a corresponding decrease in “revenues” of $92,000 for the year ended December 31, 2003;

b. The Company did not follow its accounting policy when deferring installation costs for services performed as of December 31, 2002 for the PeterStar business venture. Such ratio was corrected during 2003. Accordingly, the Company has increased its “cost of services” and increased its “deferred revenues” by $108,000 as of and for the year ended December 31, 2002. The Company recognized a corresponding decrease to “cost of services” for the year ended December 31, 2003;

c. The Company identified certain cost of service items that should have been recognized and accrued in different accounting periods for the Ayety business venture. Such amounts resulted in the Company recognizing a decrease in “cost of services” of $17,000 for the year ended December 31, 2002 and a corresponding increase in “cost of services” of $17,000 for the year ended December 31, 2003;

d. The Company failed to correctly accrue vacation pay for employees at its PeterStar business venture. As a result, the Company increased its “cost of services” and increased its “accrued expenses” by $6,000 as of and for the year ended December 31, 2003;

e. The Company identified certain selling, general and administrative items that should have been recognized and accrued in different accounting periods. Such amounts resulted in the Company recognizing a decrease in “selling, general and administrative” expenses of $221,000 and $132,000 for the years ended December 31, 2002 and 2003, respectively and an increase of $40,000 in “gain on disposition of equity investee business ventures” for the year ended December 31, 2003. The net effect of these adjustments resulted in an increase of $38,000 to “prepaid expenses and other assets” and a decrease of $355,000 to “accrued expenses” as of December 31, 2003. When combined with the effects of similar adjustments made prior to January 1, 2002 that have a continuing impact, the net adjustment to the balance sheet at December 31, 2003 is an increase of $38,000 to “prepaid expenses and other assets” and a decrease of $555,000 to “accrued expenses”;

f. As noted previously in (2)(c.) above, the Company recognized the write off of an uncollectible loan in the year ended December 31, 2002. Such loan should have been written-off to expense in the year ended December 31, 2001. Accordingly, the Company has recognized a decrease in “selling general and administrative” expenses of $146,000 for the year ended December 31, 2002;

g. The Company improperly capitalized certain repair costs as fixed asset acquisitions during the year ended December 31, 2003 for the PeterStar business venture. As a result, the Company recognized an increase in “selling, general and administrative” expenses of $209,000 for the year ended December 31, 2003 and a corresponding decrease in “property, plant and equipment” as of December 31, 2003;

h. The Company recognized depreciation expense at its Ayety business venture in excess of the amount based upon the estimated economic lives for certain network assets. As a result, the Company recognized a reduction of “depreciation” expense of $1,096,000 for the year ended December 31, 2002. For the year ended December 31, 2002, the Company recognized an impairment charge to reduce the fixed assets of Ayety to their estimated fair value. As a result of the adjustment to depreciation expense, the Company has recognized a corresponding increase to its “asset impairment” expense of $1,096,000 for the year ended December 31, 2002;

i. The Company improperly amortized indefinite lived intangible assets at its PeterStar business venture. The correction of such amortization resulted in a reduction to “amortization expense” of $3,000

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $51,000 for the years ended December 31, 2002 and 2003, respectively. The Company recognized a corresponding increase to intangible assets for each affected period;

j. The Company determined that during the year ended December 31, 2002 it had improperly recognized an impairment charge of $441,000 related to goodwill attributable to its investment in its PeterStar business venture. The Company has corrected such expense, which resulted in a reduction of “asset impairment” expense of $441,000 for the year ended December 31, 2002 and a corresponding increase in “goodwill” as of December 31, 2002 and all subsequent periods;

k. Certain of the Company’s business ventures accounted for on the equity method of accounting failed to recognize certain expenses and/or revenues in the appropriate accounting periods. Such adjustments resulted in the Company recognizing a net increase to its “equity in losses of unconsolidated investees” of $227,000 for the year ended December 31, 2002. In addition, such adjustments resulted in the Company recognizing a net decrease to “equity in income of unconsolidated investees” of $238,000 for the year ended December 31, 2003. As a result of these adjustments, upon disposition of the relevant entities, the Company recognized an increase in “gains of disposition of equity investee business ventures” of $198,000 and $540,000 for the years ended December 31, 2002 and 2003, respectively. The net effect of these adjustments resulted in an increase of $161,000 to “investments in and advances to business ventures” and an increase of $112,000 to “business ventures held for sale (noncurrent)” as of December 31, 2003. When combined with the effects of similar adjustments made prior to January 1, 2002 that have a continuing impact, the net adjustment to the balance sheet at December 31, 2003 is an increase of $199,000 to “investments in and advances to business ventures”;

l. As noted previously in (2)(a.) above, the Company failed to accrue interest income of $5,000 earned on a deposit placed with a professional service provider for the years ended December 31, 2002 and 2003. The correction of such error resulted in the Company recognizing an additional $5,000 “interest income” in each of the periods and a corresponding increase in “other assets” as of December 31, 2002 and 2003;

m. As a result of adjustments recognized at legal entities in which there was a minority shareholder, the Company recognized a decrease in “minority interest” expense of $24,000 and $34,000 for the years ended December 31, 2002 and 2003, respectively; and a corresponding decrease of $58,000 in “minority interest” as of December 31, 2003;

n. As a result of net pre-tax adjustments recognized, the Company recognized a decrease in “income tax” expense of $43,000 and $89,000 for the years ended December 31, 2002 and 2003, respectively; and a corresponding decrease of $132,000 in “accrued expenses” as of December 31, 2003;

o. The Company failed to recognize certain expenses and failed to translate certain expenses properly when translating from their functional currency into the U.S. dollar reporting currency for certain discontinued business components. In addition, as previously noted, the Company failed to cease recognition of depreciation expense for certain of these businesses upon their classification as a discontinued business component. The recognition of such adjustments resulted in an increase in the “loss from discontinued components” of $633,000 for the year ended December 31, 2002 and an increase in “income from discontinued components” of $1,960,000 for the year ended December 31, 2003. The net effect of these adjustments resulted in an increase of $31,000 to “current assets of discontinued components”, an increase of $1,117,000 to “noncurrent assets of discontinued components”, a decrease of $166,000 to “current liabilities of discontinued components” and an increase of $13,000 to “accumulated other comprehensive loss” as of December 31, 2003. When combined with the effects of similar adjustments made prior to January 1, 2002 that have a continuing impact, the net adjustment to the balance sheet at December 31, 2003 is an increase of $18,000 to “current assets of discontinued components” and an increase of $1,117,000 to “noncurrent assets of discontinued components”;

p. Due to adjustments recognized at business ventures previously recognized on a three-month reporting lag, the Company recognized an increase of $11,000 in the “cumulative effect of a change in

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principle” and the “investments in and advances to business ventures” for the year ended December 31, 2003;

q. As noted previously in (2)(f.) above, the Company identified that it had erroneously included unrecognized net actuarial losses when recognizing its liability for the Company’s post retirement medical benefit plan. The Company recognized a decrease in “other long-term liabilities” of $367,000 and a corresponding decrease in “accumulated other comprehensive loss” as of December 31, 2003.

r. In addition to the items discussed above, the Company has reclassified certain items on the Consolidated Balance Sheet, including reclassification of all assets and liabilities of discontinued components to current, to be consistent with current period presentation and recognized the foreign currency translation adjustments of the above items. Such reclassifications resulted in a decrease of $492,000 to “prepaid expenses and other assets”, an increase of $21,202,000 to “current assets of discontinued components”, an increase of $536,000 to “business ventures held for sale” (current), an increase of $9,000 to “property, plant and equipment”, an increase of $240,000 to “investments in and advance to business ventures”, a $9,000 decrease to “intangible assets”, an increase of $492,000 to “Other assets”, a decrease of $21,202,000 to “long-term assets of discontinued components”, a decrease of $536,000 to “business ventures held for sale” (long-term), a decrease of $977,000 to “current liabilities”, an increase of $1,353,000 to “current liabilities of discontinued components”, a decrease of $376,000 to “long-term liabilities of discontinued components”, and a decrease of $240,000 in “accumulated other comprehensive loss” as of December 31, 2003. In addition, the Company classified items in the Consolidated Statement of Operations to be consistent with current presentation. Such reclassifications resulted in an increase of $7,000 to “cost of services”, a decrease of $569,000 in “selling, general and administrative” expenses, a decrease of $99,000 in “other non-operating expense”, an increase of $661,000 in “income tax expense” for the year ended December 31, 2003; and

s. The Company has reclassified certain items to be consistent with current period presentation. Such reclassifications resulted in an increase of $38,000 to “cost of services”, a $357,000 decrease in “selling, general and administrative expenses”, a $171,000 increase in “interest expense”, a $370,000 decrease in “other non-operating expenses” and a $518,000 increase to “income tax expense” for the year ended December 31, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the adjustments for the accounting errors described above on the Company’s Consolidated Statements of Cash Flows are summarized in the following tables (in 000’s):

	Year Ended December 31, 2003

		Adjustments

		Consolidation and
	Originally	Reclassification	Other Accounting
	Reported	Adjustments(1)	Adjustments(2)	Restated

Operating activities:
Net income	$10,456	$—	$2,408	$12,864
(Income) loss from discontinued components	(8,306)	8,306	—

Income from continuing operations	2,150	8,306	2,408
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	(14,298)	4,602	238	(9,458)
Dividends and interest received from unconsolidated investees	—	8,306	—	8,306
Depreciation and amortization	21,093	—	(51)	21,042
Depreciation and amortization of discontinued components	—	3,939	(1,117)	2,822
Minority interest	8,995	(4,409)	(34)	4,552
Deferred income tax benefit	—	(362)	—	(362)
Gain on retirement of debt	(24,582)	—	—	(24,582)
Gain on disposition of equity investee business ventures, net	(12,762)	—	(580)	(13,342)
Gain on disposition of discontinued components, net	—	(9,682)	(644)	(10,326)
Asset impairment charges	—	—	—	—
Asset impairment charges of discontinued components	—	1,250	(119)	1,131
Accretion of debt discount	—	—	—	—
Cumulative effect of changes in accounting principles	(2,012)	—	(11)	(2,023)
Cumulative effect of changes in accounting principles of discontinued components	—	(503)	—	(503)
Changes in:
Accounts receivable	(664)	—	92	(572)
Prepaid expenses and other assets	—	5,361	(407)	4,954
Accounts payable and accrued expenses	(426)	193	(932)	(1,165)
Other long-term assets and liabilities, net	3,042	(4,999)	51	(1,906)
Net change in operating assets and liabilities of discontinued components	—	558	897	1,455

Cash used in operating activities	(19,464)	12,560	(209)	(7,113)
Investing activities:
Loan principal repayment received from unconsolidated investees	12,287	(12,287)	—	—
Additions to property, plant and equipment	(16,447)	—	209	(16,238)
Additions to property, plant and equipment of discontinued components	—	(2,559)	—	(2,559)
Business acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of business ventures, net	16,885	2,920	—	19,805
Proceeds from sale of discontinued components, net	—	14,174	—	14,174
Investments in discontinued components, net of distributions	—	(1,750)	—	(1,750)
Other investing activities, net	438	265	—	703

Cash provided by investing activities	13,163	763	209	14,135
Financing activities:
Dividends paid to minority interests	(7,664)	3,595	—	(4,069)
Payments on debt and capital leases	(2,297)	—	—	(2,297)
Borrowings under debt and capital leases	—	—	—	—
Payments on debt and capital leases of discontinued components, net	—	—	—	—

Cash (used in) provided by financing activities	(9,961)	3,595	—	(6,366)
Cash provided by (used in) discontinued components, net	16,336	(16,336)	—	—
Effect of exchange rate changes on cash	384	—	—	384
Net (increase) decrease in cash of discontinued components	—	(582)	—	(582)

Net increase in cash and cash equivalents	458	—	—	458
Cash and cash equivalents at beginning of year	26,467	—	—	26,467

Cash and cash equivalents at end of year	$26,925	$—	$—	$26,925

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

		Adjustments

		Consolidation and
	Originally	Reclassification	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Operating activities:
Net loss	$(108,475)	$—	$222	$(108,253)
(Income) loss from discontinued components	35,578	(35,578)	—

(Loss) income from continuing operations	(72,897)	(35,578)	222
Noncash and other reconciling items:
Equity in (income) losses of unconsolidated investees	21,908	1,655	227	23,790
Dividends and interest received from unconsolidated investees	—	2,216	—	2,216
Depreciation and amortization	21,486	—	(1,099)	20,387
Depreciation and amortization of discontinued components	—	11,045	135	11,180
Minority interest	4,537	(1,713)	(24)	2,800
Deferred income tax expense	—	411	—	411
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	(5,675)	—	(198)	(5,873)
Loss on disposition of discontinued components, net	—	8,991	—	8,991
Asset impairment charges	6,728	—	655	7,383
Asset impairment charges of discontinued components	—	5,907	—	5,907
Accretion of debt discount	5,253	—	—	5,253
Cumulative effect of changes in accounting principles	1,127	—	—	1,127
Cumulative effect of changes in accounting principles of discontinued components	—	13,570	—	13,570
Changes in:
Accounts receivable	238	—	(92)	146
Prepaid expenses and other assets	—	(3,378)	715	(2,663)
Accounts payable and accrued expenses	(8,206)	4,485	(486)	(4,207)
Other long-term assets and liabilities, net	141	2,753	(553)	2,341
Net change in operating assets and liabilities of discontinued components	—	13,719	498	14,217

Cash used in operating activities	(25,360)	24,083	—	(1,277)
Investing activities:
Loan principal repayment received from unconsolidated investees	3,055	(2,216)	—	839
Additions to property, plant and equipment	(13,694)	—	—	(13,694)
Additions to property, plant and equipment of discontinued components	—	(6,157)	—	(6,157)
Business acquisitions, net of cash acquired	—	—	—	—
Proceeds from sale of business ventures, net	11,234	—	—	11,234
Proceeds from sale of discontinued components, net	—	22,800	—	22,800
Distributions from discontinued components, net of investments	—	(266)	—	(266)
Other investing activities, net	(1,221)	—	—	(1,221)

Cash (used in) provided by investing activities	(626)	14,161	—	13,535
Financing activities:
Dividends paid to minority interests	(3,392)	—	—	(3,392)
Payments on debt and capital leases	(846)	—	—	(846)
Borrowings under debt and capital leases	4,868	—	—	4,868
Payments on debt and capital leases of discontinued components, net	—	(11,482)	—	(11,482)

Cash (used in) provided by financing activities	630	(11,482)	—	(10,852)
Cash provided by (used in) discontinued components, net	27,764	(27,764)	—	—
Effect of exchange rate changes on cash	—	—	—	—
Net (increase) decrease in cash of discontinued components	—	1,002	—	1,002

Net increase in cash and cash equivalents	2,408	—	—	2,408
Cash and cash equivalents at beginning of year	24,059	—	—	24,059

Cash and cash equivalents at end of year	$26,467	$—	$—	$26,467

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to annual cash flows tables:
      1. The adjustments included in the consolidation and reclassification adjustments reflect the effects of correcting for the erroneous consolidation of certain legal entities (principally Telcell). The Company has separately disclosed the changes in prepaid expenses and other assets, which were previously netted against other long-term assets and liabilities. In addition, the Company has in all periods restated the cash flows to include “dividends and interest received from unconsolidated investees” as an operating activity, which in prior periods were included with “loan principal repayment received from unconsolidated investees” as a combined amount of “distribution from business ventures” within the investing activities. Lastly, the Company has in all periods presented separately disclosed the operating, investing and financing portions of the cash flow attributable to its discontinued components, which in prior periods were reported on a combined basis as a single amount.
      2. The adjustments to the previously discussed year end financial results also resulted in reclassifications of cash used within operating activities for the respective years, except for the improper capitalization of certain repair costs during the year ended December 31, 2003, which resulted in an increase in cash used in operating activities of $209,000 and an increase in cash provided by investing activities.
3. Summary of Significant Accounting Policies

Cash and Cash Equivalents
      Cash equivalents consist of highly liquid instruments with maturities of three months or less at the time of purchase.

Inventories
      Inventories are stated at the lower of cost or market based on the weighted-average method to determine cost and are included in prepaid expenses and other assets.

Business Venture Investments — Consolidation and Equity Method of Accounting
      In determining whether the Company should follow the consolidation method of accounting for a particular business venture, the Company evaluates the facts and circumstances of its ownership, the control parameters of its minority partners and the financial aspects of the business venture itself within the accounting guidelines set forth in EITF No. 96-16 and FIN No. 46R. With respect to the application of EITF No. 96-16, wholly owned subsidiaries and majority owned business ventures where the Company has operating and financial control and the minority partner is considered to have only “protective legal rights” are consolidated. With respect to the application of FIN No. 46R, the Company evaluates the particular business venture to determine if it is a variable interest entity, and whether the Company is the primary beneficiary (as defined in FIN No. 46R). If the Company is deemed to be the primary beneficiary, the Company follows the consolidation method of accounting for such business venture.
      Those business ventures where the Company exercises significant influence but cannot consolidate pursuant to the guidelines of either EITF No. 96-16 or FIN No. 46R, are accounted for by the equity method. The Company reflects its net investments in these business ventures under the caption “Investments in and advances to business ventures.” Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted for the Company’s share of undistributed earnings or losses of the business venture as well as distributions received. Equity in the losses of the business ventures is recognized according to the percentage ownership in each business venture until the Company’s business venture partner’s contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the business venture if it is the principal funding source for the business venture. Advances and accrued interest to the business ventures under the line of credit agreements between the Company, or one of

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its subsidiaries, and the business ventures are reflected based on amounts recoverable under the credit agreement. A loss in value of an investment, which is deemed to be other than a temporary decline, is recognized as a charge to operations and included in equity in income (losses) of unconsolidated investees in the statement of operations.

Long-Lived Assets and Amortizable Intangible Assets
      Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives, which range from 3 to 10 years. Generally, depreciation is provided on the straight-line method for financial reporting purposes. Leased property that meets the criteria for capitalization is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line method over the shorter of the estimated useful life or the initial lease term. Leasehold improvements are amortized using the straight-line method over the life of the improvements, or the remaining life of the lease, whichever is shorter. Construction costs, labor, and overhead incurred in the development of the Company’s network are capitalized. Assets under construction are not depreciated until placed into service. The cost of maintenance and repairs of property, plant, and equipment is charged to operating expense in the period incurred.
      Intangible assets with finite useful lives, such as broadcast licenses, frequency rights and customer relationships are stated at historical cost, net of accumulated amortization. Such intangible assets are amortized over the life of the license or right, typically up to ten years or an estimated customer relationship of 5 years.

Impairment of Long-Lived Assets
      Long-lived assets and amortizable identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Indefinite Life Intangible Assets
      As the Company has engaged in business combinations accounted for using the purchase method, goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets acquired.
      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives are subject to an annual review for impairment. The new standards were effective for the Company January 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. Accordingly, the Company recorded a transitional impairment charge of $14.7 million as of January 1, 2002, of which $13.6 million has been included in the loss from discontinued components with the remaining $1.1 million reflected as the cumulative effect of a change in accounting principle for the year ended December 31, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      With respect to the Company’s telephony business ventures, the Company records as revenue the amount of telecommunications and Data and Internet services that are rendered to customers, as measured by minutes of traffic processed on behalf of a customer, the time spent by a customer using Data and Internet services or a contracted monthly flat fee rate with the customer. In addition, the Company records an estimated revenue reduction for adjustments to customer accounts at the time revenue is recognized based on the Company’s historical experience attributable to the resolution of customer disputes. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. The Company defers up-front connection fees and recognizes such amounts as revenue over the estimated contractual relationship with the customer. The Company defers the revenue on installed equipment until installation and testing are completed and accepted by the customer and ownership rights to the installed equipment passes to the customer. Revenues are stated net of any value-added taxes charged to customers.
      The Company has deferred activation fees and capitalized direct incremental costs related to these activation fees, not exceeding the revenue deferred. In instances where the costs that the Company incurs to provide the respective services exceed such activation fees billed to customers, the excess costs are recognized as expense in the period incurred. The deferral of revenue and capitalization of cost of revenue related to activation fees are recognized over the estimated contractual relationship of the customer. The total amount of deferred activation fees revenue was $3.3 million and $2.5 million as of December 31, 2004 and 2003, respectively. The total amount of deferred direct incremental costs related to activation fees was $1.7 million and $1.3 million as of December 31, 2004 and 2003, respectively.
      For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. In November 2002, the EITF issued its consensus concerning “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 104”). SAB No. 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF No. 00-21. The adoption of SAB No. 104 did not have an impact on the Company’s revenue recognition policies, nor the Company’s financial position or results of operations.
      With respect to the Company’s cable television business venture, installation fees for cable television services are recognized as revenues upon subscriber hook-up to the extent direct selling costs are incurred. Installation fees in excess of direct selling costs are deferred and recognized over the expected life of the customer relationship.

Self-Insurance
      The Company establishes reserves for claims and claims expense on reported and unreported claims of self-insured losses. Such costs are relative to workers’ compensation, health and product liability costs for certain former subsidiaries claims prior to their sale. In addition, the Company has agreed to indemnify certain former subsidiaries for claims payments made on behalf of the Company or the Company has agreed to act as guarantor for any claims reimbursements made on its behalf by third parties. These reserve estimates are based on known facts and interpretations of circumstances and internal factors including the Company’s

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
experience with similar cases, historical trends involving claim payment patterns, loss payments and pending levels of unpaid claims. In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes. The Company typically supplements its claims processes by utilizing third party appraisers, engineers, other professionals and information sources to assess and settle claims. The effects of inflation are implicitly considered in the reserving process.
      Because reserves are based on estimations of future losses, the establishment of appropriate reserves is an inherently uncertain process. In addition, there may be a lag in the receipt of information from former subsidiaries or third parties seeking reimbursement of remittances made on behalf of the Company. As a result, the ultimate costs of losses may vary materially from recorded amounts, which are based on management’s best estimates of future losses. Changes in prior period reserve estimates, which may be material in any given period or in the aggregate, are reflected in the results of operations in the period such changes are determinable.
      However, management believes that the reserve for claims and claims expense, net of recoverable stop-loss insurance, at December 31, 2004 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

Minority Interests
      Recognition of minority interests’ share of income and losses of consolidated subsidiaries is limited to the amount of such minority interests’ allocable portion of the common equity of those consolidated subsidiaries.

Income Taxes
      The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such assets and liabilities are determined with respect to each jurisdiction in which the Company and its business ventures operate. In those jurisdictions in which the Company has deferred income tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment as to whether the benefits of such deductible differences is more likely than not to be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Stock Option Plans
      The Company has elected to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and present pro forma disclosures of results of operations as if the fair value method had been adopted to account for its stock-based employee compensation plans.
      The effect of applying SFAS No. 123 “Accounting for Stock-Based Compensation” on the net loss attributable to common stockholders, as reported below is not representative of the effects on reported net loss

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(36,753)	$(4,623)	$(124,527)
Add: stock-based employee compensation expense determined under fair value based method, net of tax	(332)	(669)	(821)

Pro forma net loss	$(37,085)	$(5,292)	$(125,348)

Net loss per share attributable to common stockholders — Basic and Diluted:
As reported	$(0.39)	$(0.05)	$(1.32)

Pro forma	$(0.39)	$(0.06)	$(1.33)

Pension and Other Postretirement Plans
      As previously discussed in Note 1, “Basis of Presentation and Description of Business, Recent Developments and Liquidity — Recent Developments and Liquidity — Early Termination of Defined Benefit Pension Plan”, in the third quarter of 2004, the Company initiated a process whereby the Pension Plan would be terminated pursuant to a standard termination, in accordance with the provisions of Section 4041 of the ERISA. At the time of initiating the termination, the Company believed that the process to terminate the plan would take at most twelve months to complete; however, the final distribution did not take place until the end of first quarter 2006. Specifically, on March 14, 2006, the Company funded approximately $5.4 million to the Pension Plan to ensure that the value of the Pension Plan assets was sufficient to cover all benefit liabilities (see Note 10, “Employee Benefit Plans — Defined Benefit Pension Plan”).

Foreign Currency Translation
      The statutory accounts of the Company’s consolidated foreign subsidiaries and business ventures are maintained in accordance with local accounting regulations and are stated in local currencies, generally Russian Rubles and Georgian Lari. Local statements are translated into accounting principles generally accepted in the U.S. (“U.S. GAAP”) and U.S. Dollars in accordance with SFAS No. 52, “Accounting for Foreign Currency Translation.”
      Under SFAS No. 52, foreign currency denominated assets and liabilities are generally translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency denominated assets and liabilities into U.S. Dollars are accumulated as part of the foreign currency translation adjustment in stockholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) in the period in which they occur.
      Under SFAS No. 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. Dollar as the functional currency. U.S. Dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. Dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations are translated using the monthly average exchange rates. Transaction differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations as foreign currency loss.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Until September 30, 2003, PeterStar’s functional currency was the U.S. Dollar, because it reflected the economic substance of the underlying events and circumstances of PeterStar. On October 1, 2003, the Company determined that a change in the currency in which PeterStar determined customers’ bills required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the U.S. Dollar to the Russian Ruble. Consequently, at October 1, 2003, the historical bases of PeterStar’s non-monetary assets were translated to U.S. Dollars using the exchange rate in effect as of that date, except for the historical base of PeterStar’s non-monetary assets that were acquired before January 1, 2003, which were set using the exchange rate in effect as of January 1, 2003, because as at that date the Russian Ruble ceased to be highly inflationary. The translation of the non-monetary assets using the Russian Ruble as functional currency for the period from January 1, 2003 to October 1, 2003 resulted in an increase in property, plant and equipment of $5.6 million, an increase of $1.5 million in goodwill and net intangibles and an increase of $8.5 million in deferred tax liabilities, which was recorded as a cumulative translation adjustment in equity. The U.S. Dollar has remained both PeterStar’s and the Company’s reporting currency.

Fair Value of Financial Instruments
      The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt, excluding the Senior Notes, redeemed in August 2005, approximate their fair value.
      The Company’s Senior Notes have a carrying value equal to their face value of $152.0 million as of December 31, 2004. On April 24, 2003, the Company completed a transaction with certain holders of its Senior Notes (the “Adamant Transaction”), by which the Company exchanged the ownership interests of certain of its business ventures located in Russia for forgiveness of approximately $58.6 million of the Senior Notes, related accrued interest of $3.5 million and $5.0 million in cash. Furthermore, as previously discussed, on August 8, 2005 the Company redeemed the remaining Senior Notes and paid the outstanding interest at par with a portion of the cash proceeds from the disposition of the Company’s interest in PeterStar.
      The majority of the remaining Senior Notes were closely held and not widely traded. Accordingly, a reliable quoted price does not readily exist. However, the Company estimates that the fair value of the Senior Notes outstanding at December 31, 2004, is $156.0 million, which includes accrued and unpaid interest on the Senior Notes subsequent to the last semi-annual interest payment on September 30, 2004.

Earnings Per Common Share
      Basic earnings per common share (“EPS”) was computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and diluted EPS was 94.0 million for each of the years ended December 31, 2004, 2003 and 2002. For the years ended December 31, 2004, 2003 and 2002, 24.5 million, 24.3 million and 24.9 million shares, respectively, attributable to common stock equivalents were excluded from the calculation of diluted EPS because the effect was anti-dilutive. No adjustments were made to reported net loss in the computation of EPS.

Use of Estimates and Judgments
      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgments are used when accounting for the allowance for doubtful accounts, long-lived assets, intangible assets, recognition of revenue, assessing control

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over operations of business ventures, self-insured workers’ compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.
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

New Accounting Pronouncements
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities (“FIN No. 46”) and issued FIN No. 46R in December 2003, which amended FIN No. 46. Both FIN No. 46 and FIN No. 46R require certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary, even if it lacks a controlling financial interest. The adoption of FIN No. 46 and FIN No. 46R did not have a material impact on the Company’s operational results or financial position.
      In September 2004, the EITF reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF No. 04-10”)”, that operating segments that do not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”)” can be aggregated only if the segments have similar economic characteristics and the segments share a majority of the aggregation criteria listed in SFAS No. 131. The adoption of EITF No. 04-10 had no material effect on the Company’s financial position, result of operations, or disclosures.

4.	Accounting Changes

Elimination of the Three-Month Lag Reporting Policy
      Effective January 1, 2003, the Company changed its policy regarding the accounting for business ventures previously reported on a three-month lag basis. All of the Company’s current operating business ventures with the exception of PeterStar have historically reported their financial results on a three-month lag. Therefore, the Company’s financial results for the year ended December 31, 2002 includes the results for those business ventures for the twelve months ended September 30, 2002. In an effort to provide more timely and meaningful financial information on the Company’s business operations, the Company determined that all business ventures should be reported on a real-time basis. Therefore, the financial results as of and for the year ended December 31, 2003 reflect the change of bringing all business ventures off of the lag. As a result of this change, $2.0 million is reflected as income related to the cumulative effect of a change in accounting principle and $0.5 million is included in income from discontinued components for the year ended December 31, 2003.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of this change on the consolidated statement of operations for the twelve months ended December 31, 2003 is as follows (in thousands, except per share data):
Effect of Change in Year-End for Lag Ventures

	Twelve Months
	Ended			Cumulative	Twelve Months
	December 31,	Three Months	Three Months	Effect of a	Ended
	2003 Prior to	Ended	Ended	Change in	December 31,
	Change in	December 31,	December 31,	Accounting	2003, as
	Accounting Policy	2002	2003	Principle	Reported

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$73,037	$(661)	$653	$—	$73,029
Costs and expenses	89,930	(592)	952	—	90,290

Operating loss	(16,893)	(69)	(299)		(17,261)
Equity in income of unconsolidated investees	8,358	(1,954)	3,054	—	9,458
Other non-operating income and expenses, net	19,438	—	9	—	19,447

Income before income tax expense, minority interest, discontinued components and cumulative effect of a change in accounting principle	10,903	(2,023)	2,764	—	11,644
Income tax expense	(6,517)	—	—	—	(6,517)
Minority interest	(4,552)	—	—	—	(4,552)

(Loss) income from continuing operations before discontinued components and the cumulative effect of changes in accounting principle	(166)	(2,023)	2,764	—	575
Income from discontinued components	9,751	(503)	515	503	10,266
Cumulative effect of a change in accounting principle	—	—	—	2,023	2,023

Net income (loss)	9,585	(2,526)	3,279	2,526	12,864
Preferred stock dividend requirement	(17,487)	—	—	—	(17,487)

Net (loss) income attributable to common stockholders	$(7,902)	$(2,526)	$3,279	$2,526	$(4,623)

(Loss) income per common per share attributable to common stockholders:
Continuing Operations	$(0.19)	$(0.02)	$0.03	$—	$(0.18)
Discontinued Components	0.10	(0.01)	0.01	0.01	0.11
Cumulative effect of a change in accounting principle	—	—	—	0.02	0.02

Net loss per common share attributable to common stockholders	$(0.09)	$(0.03)	$0.04	$0.03	$(0.05)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma effect as if the Company had reported all business ventures on a real time basis during the year ended December 31, 2002 is as follows (in thousands, except per share data):

Year Ended
December 31,
2002

(Restated)
Net loss attributable to common stockholders as reported	$(124,527)
Add back:
Incremental net income for the lag period for continuing components	1,543

Proforma net loss attributable to common stockholders	(122,984)
Add back:
Proforma loss from discontinued components	35,563

Proforma net loss from continuing operations attributable to common stockholders	$(87,421)

Loss per share attributable to common stockholders as reported — Basic and Diluted	$(1.32)
Add back:
Loss per share attributable to incremental net income for the lag period for continuing components	0.02

Proforma loss per share attributable to common stockholders — Basic and Diluted	(1.30)
Add back:
Loss per share attributable to proforma loss from discontinued components	0.38

Proforma loss per share from continuing operations attributable to common stockholders	$(0.92)

      Included in the pro forma loss from discontinued components is the effect of lag adjustments of $0.7 million for the year ended December 31, 2002.

Goodwill and Intangible Assets
      On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives and instead requires that such assets be subject to annual impairment tests.
      In accordance with SFAS No. 142, goodwill was tested for transitional impairment by comparing the fair value of the Company’s reporting units to their carrying values. As of January 1, 2002, the fair value of the reporting units’ exceeded their carrying value except for Snapper and Baltic Communications Ltd., a local and long distance telephony operator in St. Petersburg, Russia (“BCL”). The Company completed its analysis of Snapper and BCL and determined that transitional impairment charges of $13.6 million and $1.1 million, respectively, were required. Accordingly, the Company recorded a $1.1 million charge as a cumulative effect of a change in accounting principle and a $13.6 million charge to discontinued components as of January 1, 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets
      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material effect on the Company’s results

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of operations, statement of position, or cash flows as of January 1, 2002. However, the Company recorded losses as a result of the application of SFAS No. 144 during 2002.

5.	Asset Impairment Charges
      The following table summarizes the components of the asset impairment charges recorded by the Company for continuing operations in the years ended December 31 (in thousands):

	2004	2003	2002

		(Restated)	(Restated)
Goodwill	$—	$—	$3,348
Other intangibles	—	—	937
Property and equipment	—	—	3,098

Consolidated asset impairment charges	—	—	7,383
Impairment charges included in equity in income (losses) of unconsolidated investees	—	1,501	27,347

Total asset impairment charges	$—	$1,501	$34,730

2003 Impairment Charge
      In the year ended December 31, 2003, the Company recorded a non-cash charge to earnings of $1.5 million for the write-down of the Company’s investment in Cosmos TV, which has been included as a write-down of investment in unconsolidated investees. The Company received indicators of value in relation to selling the Company’s interests in Cosmos TV, evaluated the carrying value and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18 “The Equity Method of Accounting For Investments in Common Stock” (“APB No. 18”), the Company recorded an impairment charge of $1.5 million against the Company’s investment in Cosmos TV. Cosmos TV was sold on March 26, 2004.

2002 Impairment Charge
      The 2002 impairment charges of $7.4 million relating to consolidated ventures are reflected in the asset impairment and restructuring charge in the accompanying consolidated statement of operations. The Company determined the impairment charges based on expected cash flows.
      The 2002 impairment charges relating to unconsolidated ventures of $27.3 million are reflected in the equity in losses of unconsolidated investees, in the accompanying consolidated statement of operations. Such charges related to the Company’s investments in Comstar and Kosmos TV. The Company evaluated the carrying value of each of these businesses and determined that there was a loss in value that was other than temporary. Accordingly, in accordance with APB Opinion No. 18, the Company recorded impairment charges against the license and goodwill carried as part of the carrying value of these businesses.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Such charges are summarized in the following table (in thousands):

		Intangibles,	Property	Investments in
		Exclusive of	and	and Advances to
	Goodwill	Goodwill	Equipment	Business Ventures	Total

	(Restated)		(Restated)	(Restated)	(Restated)
Comstar	$—	$—	$—	$27,105	$27,105
Ayety TV	2,818	937	1,746	—	5,501
Baltic Communications Ltd.	—	—	1,352	—	1,352
Other	530	—	—	242	772

Totals	$3,348	$937	$3,098	$27,347	$34,730

6.	Investments in and Advances to Business Ventures
      As described in Note 3, “Summary of Significant Accounting Policies”, the Company reflects its net investment in its equity method accounted for business ventures under the caption “Investments in and advances to business ventures.” Accordingly, the components of the Company’s investment in the respective business ventures reflects the Company’s original investment, recorded at cost, and adjusted for the Company’s share of undistributed earnings or losses of the business venture as well as distributions received; and cash advances (including accrued interest) pursuant to the line of credit agreements between the Company and the respective business ventures, which are adjusted, when necessary, to reflect only the amounts recoverable under the credit agreements.

Credit Agreements with Business Ventures
      The Company had historically entered into credit agreements with its business ventures and subsidiaries, including those classified as discontinued operations, and had made advances to the business ventures in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries ranged from prime rate to prime rate plus 6%. The credit agreements generally provided for the payment of principal and interest from 90% of the business ventures’ and subsidiaries’ available cash flow, as defined, prior to any distributions of dividends to the business venture partners. The Company’s funding commitments are contingent on its approval of the respective business ventures’ business plans. The outstanding amounts due from the Company’s business ventures under these credit agreements has significantly reduced over the past two years as a result of business venture dispositions, repayments from business ventures, limited funding to business ventures and relative insignificant increases due to interest accruals.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the balances outstanding under the various credit agreements and activity of the credit agreements with respect to the underlying business ventures for the years December 31, 2004 and 2003 (in thousands):

	Total Amount Due from
	Business Ventures

	Twelve Months Ended
	December 31,

	2004	2003

Balance at January 1, 2004 and 2003, respectively	$35,930	$106,505
Reductions due to dispositions of businesses	(22,119)	(60,730)
Reductions due to payments received	(40)	(14,430)
Reductions due to forgiveness of loan amounts	—	(334)
Increase due to advances given	1,419	2,896
Increase due to interest accrued	1,060	2,023

Balance at December 31, 2004 and 2003, respectively	$16,250	$35,930

      As of December 31, 2004, the credit agreement with the Ayety business venture, with an aggregate outstanding balance of $16.2 million, was the principal remaining credit line outstanding, which has been expensed in prior periods as losses incurred at Ayety exceeded the Company’s carrying value. As discussed in further detail in Note 14, “Commitments and Contingent Liabilities — Contingencies — Mtatsminda Litigation”, and Note 17, “Change in Basis of Presentation”, the Company has been involved in several commercial disputes with Mtatsminda, the Company’s 15% minority partner in its Ayety business venture. One of the claims being made by Mtatsminda is that the $16.2 million credit agreement between the Company and Ayety is not valid. In its complaint, Mtatsminda alleges that it suffered damages because Ayety had used its cash resources to make payments to International Telcell SPS, Inc. (“International Telcell SPS”), an intermediate holding company of the Company, in repayment of a credit facility between Ayety and International Telcell SPS. Mtatsminda also claims that Ayety has not authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda. The Company disputes these claims and has filed a counter-suit in the Georgian courts. Of the $16.2 million outstanding on the Ayety credit line, $8.4 million represents the principal portion of the obligation with the remaining amount outstanding representing accrued interest. Due to Ayety’s inability to generate sufficient free cash flows from business operations, it has not repaid any amounts under the credit agreement and with the compounding of interest, the amount outstanding exceeds the contractual obligation amount of the credit agreement. Such lack of repayment further supports the Company’s claim that Ayety has not been using its free-cash flows to repay the credit line and further harming Mtatsminda. The Company believes that these matters will not result in any material adverse effect on the Company’s consolidated business financial conditions or results of operations, due to accumulated losses recognized related to the Company’s investment in Ayety.
      In addition, as of December 31, 2004 the Company had an outstanding credit agreement, of $0.1 million, with a business venture that was sold in April 2005.

Investments in and Advances to Business Ventures
      As of December 31, 2004 and 2003, the Company’s “investment in and advances to business ventures” balance included within the Company’s consolidated balance sheet reflected the Company’s effective 34.5% equity investment in Magticom through Telcell. As discussed previously, as a result of transactions in mid-February 2005 and mid-September 2005, the Company’s effective ownership interest in Magticom has increased to 50.1% (see Note 19, “Subsequent Events — Acquisition of Additional Interests in Magticom”).

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s investments in and advances to business ventures at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

		(Restated)
Equity in net assets acquired	$2,450	$2,450
Accumulated share of income recognized, net	40,587	24,264
Accumulated dividends received	(14,416)	(999)
Equity portion of cumulative translation adjustment	1,679	(854)

Total investments in and advances to business ventures	$30,300	$24,861

      As of December 31, 2004, the Company’s “investments in and advances to business ventures” balance reflects only the Company’s net investment in Magticom, since the Company’s U.S. GAAP investment carrying balance (net of accumulated losses and currency translation adjustments) in Telecom Georgia business venture was zero.

Changes in the Investments in and Advances to Continuing Business Ventures
      The changes in the investments in and advances to continuing business ventures (which principally represents Telcell/Magticom and Telecom Georgia through December 31, 2003) are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Balances, at beginning of period	$24,861	$21,804	$25,037
Dividends received	(13,417)	(999)	—
Cash repayments and other	(94)	(7,918)	(3,012)
Equity ownership in income of continuing equity business ventures	16,417	9,569	(221)
Cumulative effect adjustment on income for lag period	—	3,259	—
Equity portion of cumulative translation adjustment	2,533	(854)	—

Balances, at end of period	$30,300	$24,861	$21,804

Dispositions
      Certain telephony and cable business ventures in which the Company disposed of its interests in, or in respect of which the Board of Directors had approved a formal plan for disposal, were/are accounted for using the equity method of accounting.
      The results of such business ventures are required to be presented in the statements of operations of the Company as continuing operations and have been included in the “equity in income (losses) of unconsolidated investees.”

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Such business ventures principally include:

Date of Disposition

Fixed Telephony Businesses
• MTR Svyaz	June 25, 2003
• Teleport-TP	June 25, 2003
• Comstar	April 24, 2003
• Omni-Metromedia/Caspian American	August 27, 2002
Wireless Telephony Businesses
• Tyumenruskom	September 24, 2003
• Belarus-Netherlands BELCEL	July 25, 2002
Cable Television Businesses
• Cosmos TV	March 26, 2004
• Teleplus	November 21, 2003
• Baltcom TV	August 1, 2003
• Kosmos TV	April 24, 2003
• Alma TV	May 24, 2002
      Comstar and Kosmos TV were disposed as a part of the Adamant transaction while MTR Svyaz and Teleport TP were disposed as a part of the Technocom transaction (See Note 12, “Discontinued Components”). The remaining transactions are as follows:

Cosmos TV Disposition
      On March 26, 2004, the Company announced that it had completed the sale of its interests in various cable ventures, including its 50% ownership interest in Cosmos TV (“Cosmos”), to Star Broadband Limited, a British Virgin Islands company, which is controlled by Dominic Reid, former General Director of the Company’s cable business group, for $0.7 million. The Company recorded neither a gain nor a loss on the sale of Cosmos, due to the fact that the Company had written down its investment in Cosmos in the fourth quarter of 2003 to the estimated fair value less costs to sell, and as such, recorded a $1.7 million impairment charge.

Teleplus Disposition
      On November 21, 2003, the Company sold its 45% ownership interest in the St. Petersburg, Russia cable television company, Teleplus, to a Russian company Svyaz-Kapital and AVT Systems Ltd., a company organized under the laws of Cayman Islands, for cash consideration of $0.9 million. The Company recognized a gain of $0.7 million on the disposition in the fourth quarter of 2003.

Tyumenruskom Disposition
      On September 24, 2003, the Company sold its 46% ownership interest in the Russian mobile phone company Tyumenruskom to a Russian company for cash consideration of $1.2 million. In addition, the Company was released from its guarantee of Tyumenruskom’s debt by a vendor. The Company had previously recorded a reserve related to this guarantee that totaled $1.4 million on the date of the transaction. The Company recognized a gain on the disposition of $2.5 million, which was recorded in the third quarter of 2003.

Baltcom TV Disposition
      On August 1, 2003, the Company sold its 50% ownership interest in the Latvian cable television company Baltcom TV (“Baltcom”) to the Latvian company SIA Alina (“Alina”) for cash consideration of

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$14.5 million. Alina had owned 45% of Baltcom prior to the transaction. The Company recognized a gain of $9.9 million on the disposition, which was recorded in the third quarter of 2003.

Omni-Metromedia/Caspian American Disposition
      In August 2002, the Company sold its indirect 74.1% interest in Omni-Metromedia Caspian, Ltd. (“Omni-Metromedia”). Omni-Metromedia was a holding company through which the Company owned a 50% interest in Caspian American Telecommunications LLC (“Caspian American”), a wireless telephony venture in Azerbaijan. The Company received proceeds of $0.1 million and incurred transaction costs of $0.1 million, which were composed of legal fees and a severance payment to Caspian American’s former co-general director. As the Company had previously abandoned its operations at Caspian American, no loss was recognized on the disposal of Caspian American. The Company recognized a gain of $2.4 million in the second quarter of 2002 on the sale of its business interest in Omni-Metromedia to reverse a contingent liability that previously had been recorded for this business in the fourth quarter of 2000.

Commstruct International/ BELCEL Disposition
      In July 2002, the Company closed on the sale of its 100% ownership interest in Commstruct International Byelorussia B.V. (“Commstruct International”). Commstruct International was a holding company through which the Company owned a 50% interest in Belarus-Netherlands BELCEL Joint Venture, which owned a wireless network in Belarus. The Company received cash proceeds from the sale of $1.7 million and incurred immaterial transaction costs. The Company recorded a gain on the disposition of $1.3 million in the third quarter of 2002.

Alma-TV Disposition
      In May 2002, the Company sold its indirect 50% interest in Alma-TV, a cable television provider in Kazakhstan. The Company received cash proceeds of $9.4 million from the sale and incurred transaction costs of $0.9 million, which were comprised principally of a $0.8 million broker fee as well as legal and accounting fees. The Company recorded a gain on the disposition of $1.7 million in the second quarter of 2002.

Financial Information
      The following tables represent condensed financial information for the Company’s operating unconsolidated business ventures, including those disposed, up to the date of disposition, as of and for the years ended December 31, 2004, 2003 and 2002. With the exception of the Company’s 70.41% ownership interest in

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Telcell, for all periods presented within the following tables, the Company’s ownership interest in the respective unconsolidated business ventures was 50% or less.
      The results of operations presented below are before the elimination of intercompany interest (in thousands):

	Twelve Months Ended December 31, 2004

	Magticom	Cosmos TV	Total	Telcell

Revenues	$102,014	$665	$102,679	$—
Cost of services (exclusive of depreciation and amortization)	16,283	111	16,394	—
Selling, general and administrative	12,698	278	12,976	—
Depreciation and amortization	14,115	98	14,213	—

Operating income	58,918	178	59,096	—
Interest and other (expense) income, net	915	(57)	858	—
Income tax expense	(9,525)	—	(9,525)	—

Net income (loss)	$50,308	$121	$50,429	$—

Assets	$101,379	$—	$101,379	$30,300
Capital expenditures	$12,018	$261	$12,279	$—
Equity in (losses) income of unconsolidated investees				$15,046

	Twelve Months Ended December 31, 2003

		Other	Other
		Fixed	Wireless	Cable
	Magticom	Telephony	Telephony	Television	Total	Telcell

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$72,004	$25,271	$1,928	$9,592	$108,795	$—
Cost of services (exclusive of depreciation and amortization)	10,557	12,806	414	1,775	25,552	—
Selling, general and administrative	8,622	6,814	508	5,834	21,778	—
Depreciation and amortization	12,508	4,414	803	2,423	20,148	—

Operating income	40,317	1,237	203	(440)	41,317	—
Interest and other (expense) income, net	(445)	(914)	(1,022)	1,392	(989)	—
Income tax expense	(8,378)	(990)	(33)	(352)	(9,753)	—

Net (loss) income	$31,494	$(667)	$(852)	$600	$30,575	$—

Assets	$82,139	$—	$—	$—	$82,139	$24,861
Capital expenditures	$20,001	$1,798	$356	$2,511	$24,666	$—
Equity in (losses) income of unconsolidated investees						$10,414

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2002

		Other	Other
		Fixed	Wireless	Cable
	Magticom(1)	Telephony	Telephony(1)	Television(1)	Total	Telcell

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$46,544	$91,217	$8,216	$21,277	$167,254	$—
Cost of services (exclusive of depreciation and amortization)	6,721	44,859	1,847	3,966	57,393	—
Selling, general and administrative	7,129	21,662	2,314	11,950	43,055	—
Depreciation and amortization	12,061	21,526	2,143	6,541	42,271	—
Asset impairment charges	750	440	—	—	1,190	—

Operating income (loss)	19,883	2,730	1,912	(1,180)	23,345	—
Interest and other (expense) income, net	(406)	(2,164)	(406)	(1,563)	(4,539)	—
Income tax expense	(3,850)	(2,885)	(395)	(374)	(7,504)	—

Net (loss) income	$15,627	$(2,319)	$1,111	$(3,117)	$11,302	$—

Assets	$58,422	$96,445	$7,251	$16,085	$178,302	$21,546
Capital expenditures	$18,913	$10,341	$710	$6,206	$36,170	$—
Equity in (losses) income of unconsolidated investees						$4,341

(1)	Magticom, the Other Wireless Telephony and Cable Television businesses include the results of operations for the twelve months ended September 30, 2002, as such businesses were previously reported on a three-month lag.
      During the year ended December 31, 2002, a gain of $1.0 million was realized representing recovery of an equipment payment guarantee, arising from loan repayments made by Tyumenruskom during 2002. During 1999, the Company had recorded an impairment charge of $4.3 million relating to the guarantee of this loan. This guarantee was cancelled as a result of the sale of the related business venture.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed balance sheets of Magticom as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,	December 31,
	2004	2003

		(Restated)
Assets:
Cash	$28,410	$17,858
Accounts receivable, net	2,509	1,557
Other current assets	1,181	1,224
Property, plant and equipment, net	66,167	61,465
Other long-lived assets	3,112	35

Total assets	$101,379	$82,139

Liabilities and Business Ventures’ Equity:
Accounts payable	$1,965	$1,499
Accrued expenses	9,600	9,483
Other long-term liabilities	311	416

Total liabilities	11,876	11,398
Common stock and retained earnings	84,636	73,216
Accumulated other comprehensive income (loss)	4,867	(2,475)

Business ventures’ equity	89,503	70,741

Total liabilities and business ventures’ equity	$101,379	$82,139

7.	Long-Term Debt
      Long-term debt consisted of the following (in thousands):

	December 31,

	2004	2003

10 1/2% Senior Discount Notes	$152,026	$152,026
Obligations under capital leases	1,314	2,733
Other	1,758	—

	155,098	154,759
Less: current portion	1,564	1,376

Long-term debt	$153,534	$153,383

10 1/2% Senior Discount Notes
      In September 1999, the Company entered into a trust agreement to issue the Senior Notes in the face amount of $210.6 million. The Senior Notes were unsecured but ranked senior to all existing and future subordinated indebtedness of the Company. The Senior Notes were not subject to sinking fund requirements and were redeemable at the Company’s option at any time. The principal was due, in its entirety, in September 2007. The Senior Notes bore interest at a rate of 10 1/2% per annum, payable semiannually on March 31st and September 30th, respectively.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to the redemption of the Senior Notes in August 2005, under the terms of the indenture governing the Senior Notes, the Company and certain of its business ventures were subject to certain covenants pertaining to their financing activities. Such covenants restricted the Company and certain of its subsidiaries from paying dividends, acquiring its capital stock, prepaying subordinated indebtedness, investing in and selling assets and subsidiary stock, and incurring additional indebtedness, among other activities. In addition, upon the occurrence of a change of control of the Company (as defined), the holders of the Senior Notes had the right to require the Company to repurchase all or any part of the Senior Notes at a cash purchase price of 101% of the face value of the Senior Notes plus accrued and unpaid interest as of the date of repurchase, unless the Company exercised its right to redeem the Senior Notes. In the event of the Company issuing a redemption notice, the Company would repurchase all Senior Notes at a cash purchase price of 100% of the face value of the Senior Notes plus accrued and unpaid interest as of the date of repurchase.
      On April 24, 2003, the Company completed an exchange with Adamant Advisory Services (“Adamant”) of its ownership interest in certain of its business ventures in Russia for, among other things, $58.6 million face value of Senior Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Notes being exchanged (see Note 12, “Discontinued Components — Adamant Disposition”). With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.
      On June 3, 2005, the Company defaulted on certain covenants outlined in the trustee agreement governing the Senior Notes. The Company paid a fee of $0.4 million to holders of the Senior Notes on June 9, 2005, which granted the Company an extension to July 15, 2005 to remedy the events of default. On July 16, 2005, the Company failed to remedy the defaults, thus an event of default occurred as of that date. Furthermore, and as previously discussed, on August 8, 2005 the Company redeemed the remaining balance of the Senior Notes, including interest accrued and unpaid through that date, at par with a portion of the cash proceeds from the disposition of PeterStar (see Note 19, “Subsequent Events — Disposition of PeterStar” and “Subsequent Events — Redemption of Senior Notes”).

Obligations Under Capital Leases
      In 2003 and 2002, PeterStar entered into capital lease agreements for certain telecommunications equipment with a cost of $0.7 million and $3.9 million, respectively. The interest rates for the 2003 and 2002 transactions are the 3 month London Interbank Offering Rate plus 9.50%, which at December 31, 2004 amounted to 12.1%. The capital leases are collateralized by telecommunications equipment with a net book value of $2.9 million at December 31, 2004. The Company sold its interest in PeterStar on August 1, 2005 (See Note 19, “Subsequent Events — Disposition of PeterStar”).

Other Long-Term Debt
      Included in other long-term debt at December 31, 2004 is a loan amount that is due by Pskov Telecom, a consolidated subsidiary of PeterStar, which was acquired by PeterStar in 2004. Such loan at Pskov Telecom is Euro denominated and is due to a local bank in Pskov, Russia. The principal amount outstanding at the date of the acquisition was $1.6 million and is being repaid in increasing annual installments through the end of 2011. As the Company recognized the fair value of such loan upon the date of acquisition, the Company incurs interest expense at the fixed rate of 12% per annum; however, amounts due to the bank are at a fixed rate of 3% per annum. The Company sold its interest in PeterStar on August 1, 2005 (See Note 19, “Subsequent Events — Disposition of PeterStar”).

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Debt and the principal portion of the capital lease maturities based upon contractual terms for the years ended December 31 are as follows (in thousands):

2005	$1,564
2006	238
2007	152,271
2008	255
2009	263
Thereafter	507

$155,098

8.	Stockholders’ Equity

Preferred Stock
      There are 70.0 million authorized shares of preferred stock of which 4.1 million shares have been designated as 7 1/4% cumulative convertible preferred stock (“Preferred Stock”) with a liquidation preference of $50.00 per share, all of which were outstanding as of December 31, 2004 and December 31, 2003.
      Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company’s common stock or (iii) through a combination thereof.
      Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company has elected not to declare a dividend for any quarterly dividend periods ending after June 15, 2001. As of December 31, 2004 and December 31, 2005, total dividends in arrears are $64.7 million and $84.8 million, respectively. The amount of dividends that will accumulate for the twelve months ending December 31, 2006 will be $21.7 million, inclusive of the effects of compounding and assuming no payments of the dividends.
      The Preferred Stock is redeemable at any time, in whole or in part, at the discretion of the Company, initially at a price of $52.5375 per share in the year 2000 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends as of the redemption date. As of December 31, 2004, the Company has not redeemed any of the Preferred Stock. The Preferred Stock is not subject to any sinking fund provisions.
      The Preferred Stock is convertible at any time at the option of the holders into shares of common stock of the Company. The rate used to determine the number of shares of common stock is a function of the liquidation preference, any accrued and unpaid dividends and the initial conversion price of $15.00, subject to adjustment based on certain events defined in the Certificate of Designation. As of December 31, 2004, no shares of Preferred Stock have been converted into shares of common stock. Furthermore, the Certificate of Designation provides that each holder of shares of Preferred Stock has a one-time option to convert their shares of Preferred Stock into common stock upon the Company triggering the “sale of all or substantially all of the assets of the Company” clause, as defined in the Certificate of Designation (the “Sale Event”). If such an event were to occur, the Company would ascertain if the average closing price of a share of common stock for the five trading days preceding the Sale Event is less than the conversion price discussed in the preceding paragraph (currently $15). If the average closing price of a share of common stock for the five trading days preceding the Sale Event was lower than the conversion price discussed above, then preferred stockholders would have a one-time option to convert their shares of Preferred Stock (the liquidation value of the Preferred Stock, including accrued and unpaid dividends) into common stock. If any holder of Preferred Stock chooses

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to exercise this one-time conversion option, they would have the right to convert their shares of Preferred Stock into common stock at a conversion price equal to the greater of:

•	the average closing price of common stock for the five trading days preceding the Sale Event, and

•	$7.91.
      However, in lieu of issuing shares of common stock upon the exercise of this one-time conversion option, the Company would have the right, at its sole option, to make a cash payment in an amount equal to the average closing price of a share of common stock for the five trading days preceding the Sale Event for each share otherwise issuable upon exercise of this one-time conversion option. This one-time conversion option would have to be exercised within 30 days following the consummation of the Sale Event. Under the terms of the Certificate of Designation governing the Preferred Stock, the consummation of the PeterStar Sale did not constitute a Sale Event.
      In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the Company’s assets available for distribution to its stockholders before any payment or distribution is made to the holders of common stock or other class of stock subordinated to the Preferred Stock. The holders of the Preferred Stock are entitled to receive a liquidation preference in the amount of $50.00 per share, plus all accrued and unpaid dividends, or a pro rata share of the full amounts to which the holders of the Preferred Stock are entitled in the event the liquidation preference cannot be paid in full. Under the terms of the Certificate of Designation, the consummation of the PeterStar Sale was not deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the Company. Except as described below, the holders of the Preferred Stock have no voting rights.
      According to the terms of the Company’s Preferred Stock, in the event the Company does not make six consecutive dividend payments on the Preferred Stock, holders of 25% of the outstanding Preferred Stock can compel the Company to call a special meeting of the holders of the Preferred Stock for the purpose of electing two new directors to the Company’s Board of Directors. As of September 15, 2002, the Company had failed to make six consecutive Preferred Stock dividend payments. In June 2004, the Company entered into the Board of Director Nominee Agreement with certain holders of the Preferred Stock who represented to the Company that they held discretionary authority (including the power to vote) with regard to 2.4 million shares, or approximately 58%, of the outstanding 4.1 million shares of Preferred Stock. Under the terms of the Board of Director Nominee Agreement, the Participating Preferred Stockholders irrevocably waived the right to request a special meeting of holders of Preferred Stock to elect directors or take any action to request such a meeting. This waiver is to remain effective until immediately after the next annual meeting of the Company’s stockholders is held. In consideration of this waiver, Messrs. Gale and Henderson, who were identified by the Participating Preferred Stockholders as director candidates, were elected as Class III Directors by the Company’s Board of Directors. Their terms will expire at the Company’s next annual meeting of stockholders. At the next annual meeting, the holders of Preferred Stock will have the right to vote separately as a class for the election of two directors.
      The execution of the Board of Director Nominee Agreement was the result of several discussions that the Company had with several holders of the Company’s Preferred Stock, which began in late 2003. The Company believes that the Board of Director Nominee Agreement was advantageous to the Company because it eliminated the need to hold a special meeting, which would have been both time consuming and expensive.

Common Stock
      Effective November 5, 2003, the par value of the Company’s common stock decreased from $1.00 to $0.01 per share resulting in a reclassification of $93.1 million from common stock to additional paid-in capital. There was no impact to the Company’s financial condition or results of operations as a result of this change.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company has reserved for future issuance shares of common stock in connection with stock option plans and Preferred Stock listed below (in thousands):

Stock option plans	7,606
Warrants	3,357
Preferred stock	13,800

24,763

Stock Option Plans
      On August 29, 1996, the stockholders approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan, which was amended and restated effective November 12, 1997 (the “1996 Plan”). The 1996 Plan’s term was for a period of ten years, which lapsed on January 31, 2006. The provisions of the 1996 Plan continue to govern options issued and outstanding on January 31, 2006. The aggregate number of shares of common stock that could be issued pursuant to the exercise of awards under the 1996 plan was 8.0 million. The maximum number of shares that could be the subject of awards to any one grantee under the plan may not exceed 250,000 in the aggregate. The plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights which could be granted independently of, or in tandem with, stock options. Incentive stock options could not be issued with a per share exercise price less than the fair market value of one share of common stock at the date of grant. Nonqualified stock options could be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights could be granted for terms of up to but not exceeding ten years and vest based on the terms of the award agreement, generally within four years from the date of grant, and become fully vested and exercisable upon a grantee’s death or retirement. At December 31, 2004, there were options to purchase 0.9 million shares of common stock outstanding under the 1996 Plan and an additional 4.6 million shares available for grant.
      Upon the acquisition of PLD Telekom, PLD Telekom’s stock options were converted into options to purchase Company common stock, based on the acquisition transaction’s exchange ratio. Such options are not issued under or governed by the terms of the 1996 Plan. At December 31, 2004, options to purchase a total of 2.1 million shares of common stock were outstanding under the PLD Telekom plan and the individual agreements with Stuart Subotnick and John Kluge. The Company no longer issues options under the PLD Telekom plan.
      The per share weighted-average fair value of stock options granted during 2002 was $0.32 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 117%, expected dividend yield of zero percent, risk-free interest rate of 4.5% and an expected life of four years. There were no options granted in 2003 or 2004.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity during the periods indicated is as follows (in thousands except per share amounts):

		Weighted
	Number	Average
	of Shares	Exercise Price

Balance at January 1, 2002	7,180	$6.23
Options granted	300	$0.38
Options forfeited (as restated)(1)	(2,620)	$6.69

Balance at December 31, 2002 (as restated)	4,860	$5.63
Options forfeited (as restated)(1)	(1,697)	$4.04

Balance at December 31, 2003 (as restated)	3,163	$6.48
Options forfeited	(175)	$6.50

Balance at December 31, 2004	2,988	$6.48

(1)	The Company has restated the “options forfeited” amounts to reflect terminated options granted to certain non-employees. Such terminations related to options granted to those non-employees who had provided services to the Company in prior years, pursuant to a management services agreement between the Company and Metromedia Company, a significant common shareholder of the Company. Pursuant to the 1996 Plan, upon the termination of such individuals’ provision of substantial services to the Company, the Company has the right to terminate options held by such individuals, within a specific time period following the cessation of services. In April 2005, management performed an analysis of time frames as to when various individuals ceased providing substantial services to the Company and provided such information to the Compensation Committee of the Board of Directors’ (the “Committee”). The Committee concurred with management’s assessment that these individuals ceased providing substantial services to the Company in prior periods and thus their options were terminated with dates ranging from March 2002 to December 2003.
      At December 31, 2004, 2003, and 2002, the number of stock options exercisable was 2.9 million, 3.1 million and 4.0 million, respectively, and the weighted-average exercise price of these options was $6.59, $6.58 and $6.42, respectively.
      The following table summarizes information about the stock options outstanding at December 31, 2004 (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable

	Weighted-	Number	Weighted-	Number	Weighted-
	Average	Outstanding at	Average	Exercisable at	Average
	Remaining	December 31,	Exercise	December 31,	Exercise
Range of Exercise Prices	Contractual Life	2004	Price	2004	Price

$0.36 - $0.50	7.10	190	$0.39	140	$0.39
$2.80 - $4.72	5.27	301	$3.70	301	$3.70
$5.25 - $6.30	5.04	336	$5.30	336	$5.30
$7.44	2.33	2,000	$7.44	2,000	$7.44
$7.87 - $9.31	2.51	101	$9.08	101	$9.08
$9.63 - $11.88	3.08	60	$10.00	60	$10.00

Warrants
      In connection with the acquisition of PLD Telekom, the Company issued warrants to purchase 700,000 shares of common stock of the Company at an exercise price, subject to adjustment, of not

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
less than $10.00 per share or more than $15.00 per share. The warrants are exercisable and have an expiration date of September 30, 2009.
      In addition, outstanding warrants to purchase 2,656,824 shares of the Company’s common stock at an exercise price of $10.39 per share resulted from the conversion of PLD Telekom, Inc. warrants. The warrants expired on June 12, 2006 without being exercised.

9.	Income Taxes
      The Company files a consolidated Federal income tax return with all of its 80% or greater owned domestic subsidiaries. All of the Company’s business ventures are foreign legal entities, and as such, are not subject to United States jurisdiction taxation. Historically, the dividends repatriated to the Company from its business ventures have not resulted in the payment of U.S. federal or state income tax because the Company’s domestic based operations’ costs exceeded such amounts. The Company’s domestic based operations are comprised of corporate headquarter activities and consist of corporate overhead expenditures and debt service obligations associated with the Company’s Senior Notes (through August 8, 2005). A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.
      Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Federal	$—	$(67)	$(4,403)
State and local	156	—	—
Foreign	4,327	6,584	5,654

	$4,483	$6,517	$1,251

Current	$6,215	$6,879	$840
Deferred	(1,732)	(362)	411

	$4,483	$6,517	$1,251

      The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 applies to continuing operations. The tax impact on discontinued components for the year ended December 31, 2004 was not significant. Discontinued components are reported net of tax expense of $0.2 million and a tax benefit of $1.7 million for the years ended December 31, 2003 and 2002, respectively.
      The Company had pre-tax income from foreign operations of $33.2 million and $24.6 million for the years ended December 31, 2004 and 2003, respectively and pre-tax losses from foreign operations of $5.6 million for the year ended December 31, 2002. Pre-tax losses from domestic operations before minority interest were $43.2 million, $5.3 million; and $100.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in such foreign and domestic amounts, the Company had pre-tax income from discontinued components of $6.6 million and $10.4 million for the years ended December 31, 2004 and 2003, respectively, and a pre-tax loss of $38.0 million for the year ended December 31, 2002.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The temporary differences and carryforwards which give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,

	2004	2003

		(Restated)
Current deferred tax assets:
Accounts receivable and allowance for doubtful accounts	$1,940	$818
Reserves for self-insurance	1,001	1,615
Obligation to terminate option	2,631	—
Other, net	2,185	2,844

Total current deferred tax assets	7,757	5,277
Less valuation allowance	(6,222)	(4,637)

Net current deferred tax assets	$1,535	$640

Long-term deferred tax assets:
Net operating loss carryforwards	$215,148	$231,428
Net capital loss carryforwards	84,444	70,118
Minimum tax credit (AMT) carryforwards	2,716	2,716
Investment in discontinued subsidiary	—	13,227
Investment in business ventures	88	2,008
Property, plant and equipment	—	1,749
Other	612	1,235

Total long-term deferred tax assets	303,008	322,481
Less valuation allowance	(290,174)	(309,564)

Net long-term deferred tax assets	12,834	12,917

Long-term deferred tax liabilities:
Property, plant and equipment	(9,874)	(10,059)
Investment in business ventures	(8,988)	(6,207)
Original issue discount on Senior Notes	(2,373)	(2,658)
Reserves for pension obligations	(959)	(92)
Safe harbor lease investment	(202)	(3,205)
Other	(308)	(122)

Total long-term deferred tax liabilities	(22,704)	(22,343)

Net long-term deferred tax liabilities	$(9,870)	$(9,426)

      The net change in the total valuation allowance for the year ended December 31, 2004, 2003 and 2002 was a decrease of $17.8 million, and increases of $51.5 million and $28.5 million, respectively.
      For all of the Company’s business ventures, the Company’s federal tax basis is different than the Company’s U.S. GAAP financial statement carrying balance. If the business ventures are disposed of in other than a tax-free manner and to the extent that the Company’s federal tax basis is different from the Company’s U.S. GAAP financial statement carrying balance, the Company would recognize either a deferred tax asset or liability. If the tax basis exceeds the U.S. GAAP financial statement carrying balance, a tax asset would be recognized; whereas, if the tax basis is lower than the U.S. GAAP financial statement carrying balance, a tax

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability would be recognized. The asset or liability will adjust the Company’s net operating loss carryforward or capital loss carryforward when ultimately included in the tax return. During the years ended December 31, 2004 and 2003, the Company determined that the difference in the tax basis and the U.S. GAAP financial statement carrying balance for certain business ventures, would reverse in the foreseeable future. Accordingly, at December 31, 2004 and 2003, the Company recorded net deferred tax liabilities of $8.9 million and $4.2 million, respectively. In addition, the Company recorded a deferred tax asset of $13.2 million on basis differences in discontinued operations at December 31, 2003. Such amounts were offset by changes in the valuation allowance for net deferred tax assets.
      The Company’s income tax expense differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) from continuing operations before the income tax expense, as follows (in thousands):

	Year End December 31,

	2004	2003	2002

		(Restated)	(Restated)
(Benefit) expense based upon federal statutory rate of 35%	$(5,816)	$4,075	$(23,382)
Change in valuation allowance attributable to continuing operations	12,538	36,778	14,940
Foreign earnings taxed at (less) greater than U.S. rate	(2,383)	(2,553)	5,173
Impairment of goodwill	—	—	1,172
Tax benefit of tax over book basis of equity investees	—	(2,008)	—
Foreign taxes on dividends, net of deductions	—	430	337
Tax benefit on disposal of equity investees	(35)	(31,235)	(1,015)
Equity in losses (income) of business ventures	14	(3,255)	8,400
Dividends received from controlled foreign subsidiaries	—	3,486	—
Tax refunds due to changes in tax laws	—	(67)	(4,403)
Other, net	165	866	29

Income tax expense	$4,483	$6,517	$1,251

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s Federal tax attributes (net operating loss carryforwards, net capital loss carryforwards and unused minimum tax credits), prior to any limitations under Section 382 and 383 of the Internal Revenue Code, consists of (In thousands):

	Net Operating	Net Capital Loss	Unused Minimum
	Loss Carryforwards	Carryforwards	Tax Credits

Balances as of January 1, 2002	$496,758	$—	$13,036
Losses recognized for income tax purposes during the year (as restated)	102,178	12,920	—
Adjustments recognized to tax returns filed	—	44,806	—
Attributes utilized in current year	—	—	(10,279)

Balances as of December 31, 2002	598,936	57,726	2,757
Losses recognized for income tax purposes during the year (as restated)	60,976	150,064	—
Adjustments recognized to tax returns filed	1,311	(7,451)	—
Attributes utilized in current year	—	—	(41)

Balances as of December 31, 2003 (as restated)	661,223	200,339	2,716
Losses recognized for income tax purposes during the year	33,540	46,268	—
Attributes lost in current year due to disposals and other	(80,056)	(5,339)	—

Balances as of December 31, 2004	$614,707	$241,268	$2,716

      The Company’s Federal tax attributes (net operating loss carryforwards and net capital loss carryforwards), prior to any limitations under Section 382 and 383 of the Internal Revenue Code, expire as follows (In thousands):

	Net Operating	Net Capital Loss
Year	Loss Carryforwards	Carryforwards

2005	$—	$—
2006	2,333	12,800
2007	127,818	39,941
2008	35,398	142,259
2009	55,001	46,268
2010 and later years	394,157	—

	$614,707	$241,268

      The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances. In addition, under Section 382 and 383 of the Internal Revenue Code, annual limitations apply to the use of certain net operating loss carryforwards. To the extent losses equal to the annual limitation have not been used, the unused amount is generally available to be carried forward and used to increase the applicable limitation in the succeeding year. Based on past events that were deemed change of control events as defined under the Internal Revenue Code; that is the 1995 business combination between The Actava Group, Inc. and

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Metromedia International Telecommunications, Inc. and the 1999 business combination with PLD Telekom, Inc., the Company has annual limitations with respect to its utilization of its $614.7 million net operating loss carryforwards. As of December 31, 2004, the Company has available net operating loss carryforwards of $499.0 million that are not subject to any such limitation. As of December 31, 2004, the Company’s capital loss carryforwards and unused minimum tax credits are not subject to any such limitations.
      The utilization of these tax attributes to offset future federal taxable income is subject to the Company’s domestic based operations generating taxable income, which is not currently foreseen due to the nature of the Company’s domestic operations, and to offset any gains that might arise from the sale of the Company’s business ventures where the Company’s federal tax basis is lower than sale proceeds. With respect to the PeterStar Sale in 2005, since the Company’s federal and state tax basis in PeterStar is lower than the proceeds, the Company utilized its anticipated 2005 losses and its cumulative 2004 tax attributes to offset any federal or state tax gain that was recognized.
      Annual tax provisions include amounts considered sufficient to pay probable assessments for examination of prior-year tax returns by federal, foreign, state and local jurisdictions. Actual assessments may differ; however, the Company does not expect that such an outcome would have a material effect on the future financial statements for a particular year, although such an outcome is possible.

10.	Employee Benefit Plans

Defined Benefit Pension Plan
      Until the third quarter of 2004, the Company sponsored two tax-qualified defined benefit pension plans in the U.S. These plans covered certain former employees of the Company and one of its subsidiaries. The plan covering former Company personnel was amended effective December 31, 1995, plan benefits were frozen as of that date. The plan covering the Company’s former subsidiary’s personnel was amended effective December 31, 2002 and plan benefits were frozen as of that date. The plans were merged at the end of September 2004 to reduce administrative and related expenditures (the “Pension Plan”). The Pension Plan is a noncontributory defined benefit pension plan, under which pension benefits are calculated based on years of service and participants’ compensation. On October 7, 2004, the Board of Directors of the Company approved management’s recommendation to terminate the Pension Plan pursuant to a standard termination in accordance with Section 4041 of the ERISA. The unfunded obligation of the Pension Plan, as recorded by the Company as of December 31, 2004, was approximately $3.8 million. The Company’s policy has been to contribute annually, at minimum, amounts required by applicable laws and regulations. However, the Company has from time to time made contributions in excess of those legally required. Since the Company commenced termination of the Pension Plan, no contributions were required for the 2005 plan year. The final distribution occurred in the first quarter of 2006 (see Note 19, “Subsequent Events – Early Termination of Defined Benefit Pension Plan).
      The Pension Plan was required, at termination, to have assets sufficient in value to provide for all retiree benefit liabilities under the Pension Plan within the meaning of Section 4041 of ERISA. The Company engaged an outside actuary to determine the additional amount that the Company was required to contribute to the Pension Plan to satisfy all benefit liabilities. The Company anticipates that it will recognize an additional expense of $10.2 million in the first quarter of 2006 for the termination of the Pension Plan, which includes recognition of $7.4 million of expense that is recorded within the “accumulated other comprehensive loss” line item within the Company’s consolidated balance sheet as of December 31, 2004.

Supplemental Retirement Plan
      The Company also maintains a nonqualified, unfunded supplemental retirement plan (“SERP”) for certain former executives who were based in the U.S. The plan is a noncontributory defined benefit pension

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plan, under which pension benefits are calculated based on a formula incorporating years of service and participants’ compensation.

Postretirement Medical Benefit Plan
      The Company also provides an unfunded group medical plan and life insurance coverage for certain former employees subsequent to retirement (the “Retiree Medical Plan”).
      The following tables set forth (1) the combined defined benefit pension plans’ funded status, the pension liability and the net pension cost recognized in the Company’s consolidated statements of operations, which have been calculated in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and (2) the medical benefit program’s funded status, liability and net cost recognized in the Company’s consolidated statements of operations, which have been calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”
      The funded status of these benefit plans at December 31 was as follows (in thousands):

	Defined Pension
	Benefits		SERP and Other Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$19,112	$17,929	$3,867	$3,996
Service cost	—	—	—	—
Interest cost	1,115	1,132	218	232
Actuarial loss	988	1,203	28	63
Benefits paid	(905)	(1,152)	(373)	(424)

Benefit obligation at end of year	$20,310	$19,112	$3,740	$3,867

Change in plan assets:
Fair value of plan assets at beginning of year	$15,280	$12,677	$—	$—
Actual return on plan assets	680	2,019	—	—
Employer contributions	1,462	1,736	373	424
Benefits paid	(905)	(1,152)	(373)	(424)

Fair value of plan assets at end of year	$16,517	$15,280	$—	$—

Funded status	$(3,793)	$(3,832)	$(3,740)	$(3,867)
Unrecognized net actuarial loss	7,443	6,245	1,327	1,350
Unrecognized transition asset	(70)	(153)	—	—
Unrecognized prior service cost	—	—	—	—

Prepaid (accrued) benefit cost recognized	$3,580	$2,260	$(2,413)	$(2,517)

Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.0%	5.75%- 6.25%	6.0%- 6.25%
Rate of increase in future compensation levels	—	—	—	—
Expected long-term rate of return on assets	7.25%	7.25%	—	—

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of net periodic benefit cost are as follows (in thousands):

	Defined Pension Benefits Year			SERP and Other Benefits
	Ended December 31,			Year Ended December 31,

	2004	2003	2002	2004	2003	2002

Service cost	$—	$—	$199	$—	$—	$1
Interest cost	1,115	1,132	1,121	218	232	263
Expected return on plan assets	(1,105)	(982)	(1,174)	—	—	—
Amortization of transition cost	(83)	(83)	(83)	—	—	—
Amortization of prior service cost	—	—	(15)	—	—	—
Recognized net actuarial loss	215	274	70	51	45	37

Pension expense	$142	$341	$118	$269	$277	$301

      A breakdown of plan assets for the Merged Plan, by category were:

	December 31,

	2004	2003

Debt Securities	46%	47%
Equity Securities	52%	51%
Real Estate	2%	2%

Total	100%	100%

      The investment strategy for the Pension Plan has a long-term horizon in keeping with the long-term nature of the funding obligation. The asset allocation for the Pension Plan is generally in line with the Pension Plan’s current asset holdings to meet pension obligations as they are due. A professional asset manager externally manages all plan assets. The long-term rate of return assumption used at December 31, 2004 for the Pension Plan was 7.25%; and this rate of return assumption considered various inputs, including a review of historical plan returns and peer data, as well as inputs from external advisors for capital market returns, inflation and other variables.
      Benefit expenditures expected to be paid out by the respective employee benefit plans described above in each of the next five years (in the absence of final settlement of the obligations) are as follows (in thousands):

		SERP and
		Other
Year	Pension Plan	Benefit Plans

2005	$1,150	$340
2006	$1,190	$340
2007	$1,210	$340
2008	$1,330	$350
2009	$1,380	$350
      As of December 31, 2004 and 2003, the aggregate accumulated benefit obligation of the Pension Plan and the SERP totaled $23.7 million and $22.6 million, respectively, and the Company has recognized an additional minimum pension liability of $8.4 million and $7.1 million, respectively. As a result of a change in the additional minimum liabilities recognized, the Company has included $1.4 million, $0.7 million and $3.8 million in other comprehensive loss for the years ended December 31, 2004, 2003 and 2002, respectively. This liability was established by charges to shareholders’ equity, resulting in no effect to the accompanying consolidated statement of operations.
      The assumed annual health care cost trend rate for the next year is 10%, gradually decreasing to 5% in 2010. A 1% increase in the rates would have increased the 2004 accumulated postretirement benefit obligation by an estimated $25,000. A 1% decrease would have reduced the obligation by an estimated $22,000.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans
      The Company sponsors a defined contribution plan covering most U.S.-based employees as well as U.S. employees in other countries in which the Company does business. Participants may contribute a portion of their pay to the plan, and the Company may match such contributions up to 50% of the first 6% of the participants’ eligible compensation. The Company’s contribution was $0.1 million for each of the years ended December 31, 2004, 2003 and 2002; however, the Company was not required to fund any amounts to the defined contribution plan, since the Company utilized previously funded contributions to the plan that were made on behalf of former employees. Such employees forfeited unvested past Company contributions. As of December 31, 2004, the defined contribution plan had $0.2 million of excess cash due to former employee forfeitures that will be utilized to meet future Company matching obligations and Plan expenses.

11.	Business Segment Data
      As of December 31, 2004, the Company had continuing operations in Northwest Russia and Georgia. At that time, the Company’s reporting segments were PeterStar and Magticom. The Company evaluates the performance of its operating segments based on operating income and earnings before income taxes. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees. Beginning in the third quarter of 2004, the Company modified its segment reporting to the two above segments. Prior to that date, the Company had reported its segments based upon the categorization of its business entities as fixed telephony, wireless telephony, radio broadcasting and cable television. Due to the disposition of a substantial number of the entities grouped in these categories and the fact that the Company no longer receives financial information from Ayety, the Company considered PeterStar and Magticom to be the sole remaining segments as of December 31, 2004. Therefore, the segment disclosures for 2003 and 2002 have been reclassified to conform to the current year presentation.
      Through June 30, 2004, the Company had operating activities that were carried out by Ayety, which have been included in Corporate, Other and Eliminations. As further detailed in Note 17, “Change in Basis of Presentation”, the Company is in commercial disputes with the Company’s minority partner in Ayety, which have resulted in cessation of receipt of information required for the Company to continue to report the operating results of Ayety subsequent to June 30, 2004.
      In addition to the business segments, the Company had other operating activities that were carried out in business ventures, which are considered discontinued components (see Note 12, “Discontinued Components”). Further, the Company had other unconsolidated activities that were carried out in business ventures, which were disposed of during 2004, 2003 and 2002 (see Note 6, “Investments in and Advances to Business Ventures”).

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s segment information and other unconsolidated operating activities is set forth for the years ended December 31, 2004, 2003 and 2002 in the following tables (in thousands):
Segment Information
Year Ended December 31, 2004

			Corporate,
			Other and
	PeterStar	Magticom	Eliminations	Consolidated

Consolidated
Revenues	$79,057	$—	$1,371	$80,428
Cost of services (exclusive of depreciation and amortization)	26,513	—	45	26,558
Selling, general and administrative	18,567	—	26,695	45,262
Depreciation and amortization	23,061	—	280	23,341

Operating income (loss)	10,916	—	(25,649)	(14,733)
Other income (expense):
Equity in income (losses) of unconsolidated investees	—	15,046	—	15,046
Interest expense, net	(407)	—	(15,783)	(16,190)
Foreign currency (loss) gain	(761)	—	81	(680)
Gain on disposition of equity investee business venture	—	—	—	—
Other (expense) income, net	(180)	—	120	(60)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$9,568	$15,046	$(41,231)	$(16,617)

Capital expenditures	$15,055	$—	$—	$15,055

Assets	$145,270	$30,300	$41,373	$216,943

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Information
Year Ended December 31, 2003

			Corporate,
			Other and
	PeterStar	Magticom	Eliminations	Consolidated

	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated
Revenues	$70,527	$—	$2,502	$73,029
Cost of services (exclusive of depreciation and amortization)	23,493	—	50	23,543
Selling, general and administrative	14,051	—	31,654	45,705
Depreciation and amortization	20,280	—	762	21,042

Operating income (loss)	12,703	—	(29,964)	(17,261)
Other income (expense):
Equity in income (losses) of unconsolidated investees	—	10,414	(956)	9,458
Interest expense, net	(18)	—	(17,846)	(17,864)
Foreign currency (loss) gain	(428)	—	(90)	(518)
Gain on retirement of debt	—	—	24,582	24,582
Gain on disposition of equity investee business ventures	—	—	13,342	13,342
Other (expense) income, net	(184)	—	89	(95)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$12,073	$10,414	$(10,843)	$11,644

Capital expenditures	$15,947	$—	$291	$16,238

Assets	$132,979	$24,861	$60,782	$218,622

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Information
Year Ended December 31, 2002

			Corporate,
			Other and
	PeterStar	Magticom	Eliminations	Consolidated

	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated
Revenues	$62,831	$—	$2,373	$65,204
Cost of services (exclusive of depreciation and amortization)	19,207	—	151	19,358
Selling, general and administrative	16,993	—	29,742	46,735
Depreciation and amortization	18,789	—	1,598	20,387
Asset impairment charges	1,352	—	6,031	7,383

Operating income (loss)	6,490	—	(35,149)	(28,659)
Other income (expense):
Equity in income (losses) of unconsolidated investees	—	4,341	(28,131)	(23,790)
Interest expense, net	289	—	(21,339)	(21,050)
Foreign currency (loss) gain	57	—	416	473
Gain on disposition of equity investee business ventures	—	—	5,873	5,873
Other (expense) income, net	—	—	347	347

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of a change in accounting principle	$6,836	$4,341	$(77,983)	$(66,806)

Capital expenditures	$13,110	$—	$584	$13,694

Assets	$161,278	$21,546	$97,770	$280,594

      Information about the Company’s continuing operations by geographic location is as follows (in thousands):

	Assets at		Revenues for the Year Ended

	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003	2002

		(Restated)		(Restated)	(Restated)
Russia	$145,270	$132,979	$79,057	$70,527	$62,831
Georgia	30,300	25,860	1,371	2,502	2,373
United States	41,373	32,468	—	—	—

	$216,943	$191,307	$80,428	$73,029	$65,204

12.	Discontinued Components
      On September 30, 2003, the Board of Directors formally approved management’s plan to dispose of the remaining non-core media businesses of the Company. As of December 31, 2004, the Company had entered into agreements for the disposition of all non-core media businesses. In addition, since the first quarter of 2002, the Company had sought out opportunities to sell other business ventures for the purpose of improving the Company’s liquidity position. In light of these events, the Company had concluded that certain business ventures met the criteria for classification as discontinued business components as outlined in SFAS No. 144,

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for the Impairment or Disposal of Long-Lived Assets,” and these business ventures had been presented as such within the Company’s consolidated financial statements.
      Accordingly, the statement of operations of the Company for current and prior periods has presented the results of operations of the discontinued components, including any gain or loss recognized on such disposition, in income (loss) from discontinued components and the balance sheets present the assets and liabilities of such operations as assets and liabilities of discontinued components.
      A summary of significant dispositions of such businesses from January 1, 2002 to December 31, 2004 is included below.

Vilsat Disposition
      On October 12, 2004, the Company sold its 85% ownership interests in UAB Viginta (“Vilsat”) to the minority owner of Vilsat for cash consideration of $0.7 million. The Company received an initial deposit of $25,000 on September 24, 2004 and finalized the terms and received final settlement on October 12, 2004. The Company recorded an impairment charge to earnings in the third quarter of 2004 in the amount of $0.4 million to reflect the net assets of Vilsat at the lower of cost or fair value less cost to sell.

Radio Group Disposition
      In September 2004, the Company entered into a stock purchase agreement pursuant to which it sold its wholly-owned radio business venture, Metromedia International, Inc. (“MII”), to Communicorp Group Limited (“Communicorp”) for an aggregate cash purchase price of approximately $14.3 million, which was subject to further adjustment.
      MII held the Company’s interests in seventeen of the Company’s remaining eighteen radio businesses, which operated in Bulgaria, the Czech Republic, Estonia, Finland and Hungary. Under the stock purchase agreement, Communicorp acquired the outstanding stock of MII for payments of $13.5 million, which had been received by the Company on September 7, 2004, with the remaining $0.8 million due six months after closing. The agreement provided for an adjustment to the purchase price, if the consolidated net assets of MII at closing differed by more than two percent (2%) from the projected amount the Company had provided to Communicorp (the “Net Asset Adjustment”). As a result of the Net Asset Adjustment mechanism, Communicorp’s final payment of $0.8 million was reduced by $0.4 million since consolidated net assets of MII at closing was lower than the projected amount the Company had provided to Communicorp. Such payment was received on March 11, 2005.
      The sale of MII resulted in the recognition of a gain of $0.1 million, which has been presented in discontinued components for the year ended December 31, 2004.

Radio Skonto Disposition
      On April 28, 2004, the Company sold its 55% interest in Radio Skonto (“Skonto”) to A/ S Multibanka, a stock company registered in Latvia already owning 10% of Skonto. In addition, the Company agreed to assign its right to collect from Skonto unpaid management fees to A/ S Multibanka or A/ S Multibanka’s designee. Total consideration for the ownership rights and assigned receivable was $0.5 million. The Company recognized a gain on the disposition of $0.3 million, which was recorded in the second quarter of 2004.

ATK Disposition
      On March 26, 2004, the Company announced that it completed the sale of its interests in Arkhangelsk Television Company (“ATK”) to Yuri Firsov, the General Director of ATK, for cash proceeds of

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.5 million. The Company recognized a gain on the disposition of $0.5 million, which has been presented in discontinued components for the year ended December 31, 2004.

Romsat Disposition
      On March 4, 2004, the Company announced that it had completed the sale of its interests in FX Communications S.R.L. (aka Romsat Cable TV) and FX Internet S.R.L., to a consortium of buyers that included Romania Cable Systems S.A. and Astral Telecom S.A. in a transaction that resulted in cash proceeds of $16.5 million. The Company recognized a gain of $5.2 million on the disposition, which has been presented in discontinued business components for the year ended December 31, 2004.

Sun TV Disposition
      On November 12, 2003, the Company sold its interest in the Moldovan cable television company Sun TV and Sun Constructie S.R.L., a Moldovan trading company, to Lekert Management, LTD, a company organized under the laws of the British Virgin Islands for cash consideration of $2.1 million. Lekert Management, Ltd. is an affiliate of Neocom S.R.L., which owned 35% of Sun TV prior to the transaction. In accordance with APB Opinion No. 18, the Company recorded an impairment charge for the year ended December 31, 2002 of $2.0 million. This impairment was recorded against the goodwill included as part of the carrying value of Sun TV. In addition, the Company recorded a charge to earnings in the third quarter of 2003 in the amount of $0.3 million to reflect the net assets in Sun TV and Sun Constructie at the lower of cost or fair value less cost to sell. The impairment charge was included in the results of discontinued components.

Technocom Disposition
      On June 25, 2003, the Company sold its wholly owned subsidiary, Technocom Limited (“Technocom”), for $4.5 million. Technocom held interests in several Russian telecommunications enterprises including satellite-based transport operator Teleport-TP. Simultaneous with the sale of Technocom, the Company entered into agreements to settle all historical claims concerning Technocom-related businesses, including claims arising from litigation in Guernsey that Technocom initiated in 2002 concerning its majority-owned subsidiary Roscomm and from arbitration proceedings initiated in 2003 in connection with that Guernsey litigation.
      The Company received cash proceeds of $4.5 million and incurred closing costs of $0.6 million, principally legal fees and severance costs, resulting in a gain of $2.8 million on the disposition, which was recorded in discontinued components for the year ended December 31, 2003.

Adamant Disposition
      On April 24, 2003, the Company completed an exchange with Adamant Advisory Services (“Adamant”) of its ownership in certain of its business ventures in Russia for $58.6 million, face value, of the Company’s Senior Notes held by Adamant. The Company conveyed to Adamant its ownership interests in Comstar, a Moscow-based fixed-line telephony operator (“Comstar”); Kosmos TV, a Moscow-based cable television operator (“Kosmos TV”); and the Company’s Russian radio businesses (the “Radio Businesses”). In addition to conveying the Senior Notes to the Company, Adamant paid $5.0 million in cash and released the Company of its $3.5 million obligation to pay interest accrued on the Senior Notes being exchanged. The consideration was determined by arms length negotiations between the Company and Adamant.
      The Company has recorded a gain related to this transaction of $31.6 million in the year ended December 31, 2003, which is comprised of a $24.6 million gain related to the early extinguishment of the exchanged Senior Notes and a $7.2 million gain on the transfer of the Company’s interests in the Radio Businesses. Such gain on debt was adjusted to $24.6 million in the third quarter of 2003, due to a favorable

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustment of $0.5 million to professional fees previously accrued. The gain on early extinguishment was reflected in the Company’s income from continuing operations in the year ended December 31, 2003, while the gain on sale of the Company’s interests in the Radio Businesses was reflected in the income from operations of discontinued components in the year ended December 31, 2003. In addition, in the year ended December 31, 2002, the Company recorded impairment charges totaling $27.3 million to reflect Comstar and Kosmos TV, unconsolidated investees of the Company, at their respective fair values. The impairment charge was reflected in equity in income (losses) of unconsolidated investees for the year ended December 31, 2002.

Snapper, Inc. Disposition
      On November 27, 2002, the Company completed the sale of substantially all of the assets and certain liabilities of Snapper, Inc. (“Snapper”) to Simplicity Manufacturing, Inc. (“Simplicity”) for an ultimate sale price of $60.0 million. Snapper manufactured premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.
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
      In the quarter ended June 30, 2003, a final accounting for this transaction was made, and the Company adjusted a receivable that was due from Simplicity to $6.0 million to include additional net proceeds due to the Company of $0.7 million. The additional net proceeds were recorded as an adjustment to the loss on sale in income from discontinued components in the quarter ended June 30, 2003 and resulted in an adjusted net loss on disposal of $9.4 million.
      Simplicity paid the $6.0 million to the Company in the year ended December 31, 2003.

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

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
      The Company recognized a gain of $0.5 million related to the settlement of the remaining severance obligations and other liabilities of the discontinued components in the year ended December 31, 2004.
      The Company recognized income of $0.5 million in discontinued components in the year ended December 31, 2003 related to the cumulative effect of a change in accounting principle (see Note 4, “Accounting Changes — Elimination of the Three-Month Lag Reporting Policy”).
      During the three months ended September 30, 2003, the Company recorded a charge to earnings in the amount of $0.9 million to reflect the net assets of Arkhangelsk Television Company (“ATK”) at the lower of cost or fair value, less costs to sell. Such loss is included in the results of discontinued components.
      During 2003, the Company recognized a gain of $0.2 million on the sale of Cardlink. Such gain is included in the results of discontinued components.
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

Operating Results
      The combined results of operations of the discontinued radio businesses are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Revenues	$10,026	$13,761	$16,932
Operating loss	(433)	(2,604)	(1,607)
Equity in income (loss) of unconsolidated investees	—	—	(110)
Cumulative effect of changes in accounting principles	—	331	—
Net loss	$(736)	$(998)	$(2,111)

      The combined results of operations of the discontinued cable businesses are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Revenues	$2,080	$11,011	$10,027
Asset impairment	(403)	(1,131)	(2,155)
Operating income (loss)	278	795	(2,370)
Equity in income (loss) of unconsolidated investees	—	(115)	(1,564)
Cumulative effect of changes in accounting principles	—	172	—
Net income (loss)	$274	$680	$(3,630)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The operating results of the Snapper business segment for the year ended December 31, 2002 through the date of disposition are as follows (in thousands):

December 31,
2002

Revenues	$124,358
Operating income	1,082
Cumulative effect of changes in accounting principles	(13,570)
Net loss	$(13,427)

      The combined operating results of the non-core Telephony (ALTEL, CPY Yellow Pages and Technocom) and other businesses that are discontinued components for the year ended December 31, 2002 are as follows (in thousands):

December 31,
2002

Revenues	$18,291
Asset impairment charge	(1,722)
Operating loss	(10,444)
Net loss	$(14,827)

      The results of operations of the disposed Technocom business were immaterial for 2003.
      The principal balance sheet items included in Discontinued Business Components are as follows (in thousands):

December 31,
2003

(Restated)
Cash and cash equivalents	$1,402
Other receivables	1,064
Other current assets	3,111
Goodwill	8,748
Property, plant and equipment, net	6,764
Intangible assets, net	4,977
Other noncurrent assets	713

Total assets	$26,779

Accounts payable	$2,766
Accrued expense	4,421
Long-term liabilities	376

Total liabilities	$7,563

      As discussed in Note 2, Restatement of Financial Information, the Company has reclassified all assets and liabilities of discontinued components to reflect such assets and liabilities as current in the consolidated balance sheet.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other Consolidated Financial Statement Information

Accounts Receivable
      Accounts receivable are recorded at net realizable value. The allowance for doubtful accounts, which was $2.4 million and $2.0 million at December 31, 2004 and 2003, respectively, was determined through a review of historical activity and specific outstanding balances.

Prepaid Expenses and Other Assets
      Prepaid expenses and other assets at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

Income and other tax receivables	$1,817	$546
Deferred income taxes	1,535	640
Inventories	1,220	1,778
Prepaid insurance	752	1,003
Other current assets	2,242	2,051

	$7,566	$6,018

Property, Plant and Equipment
      Property, plant and equipment at December 31, 2004 and 2003 consists of the following (in thousands):

			Depreciation
	2004	2003	Range

		(Restated)
Telecommunications equipment	$171,408	$145,627	10 years
Buildings and leasehold improvements	7,250	5,029	4 to 10 years
Office equipment, furniture and software	8,171	9,611	4 years
Computer equipment	4,377	4,153	3 to 5 years
Vehicles	1,070	1,094	4 years

	192,276	165,514
Less: Accumulated depreciation and amortization	(96,871)	(79,417)

	$95,405	$86,097

      Total depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $16.5 million, $14.4 million and $12.1 million, respectively.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill
      Intangible assets other than goodwill at December 31, 2004 and 2003 consist of the following (in thousands):

	2004			2003

			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value

				(Restated)
Licenses	$38,757	$(38,757)	$—	$36,755	$(30,235)	$6,520
Customer relationships	787	(99)	688	—	—	—
Assets not subject to amortization:
Numbering capacity	1,668	—	1,668	1,379	—	1,379

	$41,212	$(38,856)	$2,356	$38,134	$(30,235)	$7,899

      Total amortization expense for the years ended December 31, 2004, 2003 and 2002 was $6.8 million, $6.6 million and $8.3 million, respectively. Future amortization is expected to be $0.2 million for the next three years.
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Peter Star

Balance as of January 1, 2003 (as restated)	$25,646
Effects of currency translation adjustments	2,335

Balance as of December 31, 2003 (as restated)	27,981
Goodwill acquired during the year	1,144
Effects of currency translation adjustments	1,741

Balance as of December 31, 2004	$30,866

Accrued Expenses
      Accrued expenses at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

		(Restated)
Accrued pension and personnel costs	$8,502	$3,001
Obligation to terminate option	7,516	—
Accrued interest	3,991	3,991
Accrued franchise and other taxes	3,511	3,190
Accrued litigation fees	3,010	912
Accrued professional fees	2,823	2,839
Current portion of deferred revenue	2,652	2,874
Self-insurance reserves	1,982	3,149
Other accrued expenses	1,851	3,302

	$35,838	$23,258

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance Reserves
      For the years ended December 31, 2004, 2003 and 2002, the Company revised the estimated value of its self-insured workers’ compensation and product liability claims based on its claims experience, which resulted in reductions in the reserve of $0.2 million, $0.3 million and $0.9 million, respectively.

Other Long-Term Liabilities
      Other long-term liabilities at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

		(Restated)
Deferred revenue, less current position	$2,566	$1,428
Pensions	—	5,837

	$2,566	$7,265

Accumulated Other Comprehensive Loss
      The accumulated balances for each classification of comprehensive loss are as follows:

			Accumulated
	Foreign Currency	Minimum	Other
	Translation	Pension	Comprehensive
	Adjustments	Liability	Loss

Balances at January 1, 2002	$(4,214)	$(2,935)	$(7,149)
Restatement adjustments	13	365	378

Balances at January 1, 2002 (as restated)	(4,201)	(2,570)	(6,771)
Net period change	(900)	(3,843)	(4,743)

Balances at December 31, 2002 (as restated)	(5,101)	(6,413)	(11,514)
Adjustment recognized due to changes in functional currency at subsidiaries	(1,574)	—	(1,574)
Realized losses as a result of dispositions	377	—	377
Net period change (as restated)	919	(662)	257

Balances at December 31, 2003 (as restated)	(5,379)	(7,075)	(12,454)
Realized losses as a result of dispositions	5,566	—	5,566
Net period change	7,347	(1,370)	5,977

Balances at December 31, 2004	$7,534	$(8,445)	$(911)

Supplemental Disclosure of Cash Flow Information
      Supplemental disclosure of cash flow information for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

		(Restated)	(Restated)
Cash paid during the year for:
Interest	$16,630	$16,892	$11,854

Taxes	$3,609	$2,676	$4,156

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest expense includes accretion of debt discount of $5.3 million for the year ended December 31, 2002.
      The Company recognized a receivable of $5.3 million during the year ended December 31, 2002 related to the disposition of Snapper, which was a non-cash activity.

14.	Commitments and Contingent Liabilities

Commitments
      The Company is obligated under various operating and capital leases. Total rent expense, net of subleases, amounted to $0.4 million, $0.8 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company recognized an additional $1.1 million of rent expense for the year ended December 31, 2003 related to the present value of future lease commitments for the New York facility that was vacated in the fourth quarter of 2003. During the quarter ended December 31, 2004, the Company entered into an agreement with the landlord of the New York facility and bought out the remaining term on the lease. As such, the Company recorded a credit to rent expense of $0.1 million during the fourth quarter of 2004 to reflect the discount obtained as compared to the recognized obligation.
      Minimum rental commitments under non-cancelable leases, net of non-cancelable subleases, are set forth in the following table (in thousands):

Year	Capital Leases	Operating Leases

2005	$1,392	$89
2006	20	91
2007	—	94
2008	—	72
2009	—	—
Thereafter	—	—

Total	$1,412	$346
Less: amount representing interest	(98)

Present value of future minimum lease payments	$1,314

Contingencies

Risks Associated with the Company’s Investments
      The ability of the Company and its business ventures to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Russia (prior to August 2005) and Georgia. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.
      In the fourth quarter of 2003, widespread discontent over prior public elections in Georgia resulted in the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili as the new president of Georgia. These events had significantly increased the level of political uncertainty in Georgia and significantly increased the possibility of general economic distress, civil unrest, terrorism and a collapse of consumer confidence in Georgia. Present conditions in Georgia significantly increase the possibility of general

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
economic distress and a reduction of consumer confidence in Georgia, each of which could have a material adverse effect on the Company’s operations.
      Furthermore, in February 2004, Dr. George Jokhtaberidze, co-founder and then majority owner of Magticom and son-in-law of former Georgian president Shevardnadze, was arrested in Georgia pending investigation of various tax-related matters. Simultaneously, the Georgian Tax Inspectorate performed a review of certain interconnect arrangements that Magticom had with other telecommunications businesses within Georgia to determine whether Magticom has complied with Georgian tax regulations. In addition, at the request of the Prosecutor General’s Office of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia had completed an additional review of Magticom’s interconnect arrangements to determine whether Magticom had complied with Georgian tax regulations.
      On April 26, 2004, the prosecution by the Georgian Government of Dr. Jokhtaberidze was dropped without finding any wrongdoing and Dr. Jokhtaberidze was released from investigative detention. On the same day, the Georgian Government investigations into past business and tax payment practices of Magticom were completed with no adverse findings.

Foreign Currency
      The Company currently does not hedge against exchange rate risk and therefore could be materially negatively impacted by declines in exchange rates between the time its business ventures receive funds in local currency and the time such business ventures distribute these funds in U.S. Dollars to the Company. The ability of the Company to hedge is significantly limited, since the Company’s operations are in the country of Georgia and the Georgian Lari is not readily convertible outside Georgia.
      The Company’s strategy is to minimize its foreign currency risk. Whenever possible, the Company billed and collected revenues in U.S. Dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. However, due to the strengthening of the Russian Ruble, effective September 1, 2003 PeterStar began billing and collecting in Russian Rubles. In a majority of customer contracts, PeterStar has retained the right to change the billing currency should PeterStar deem the circumstances warrant such a change. As a result, PeterStar changed its functional currency to the Russian Ruble effective October 1, 2003. In addition, due to changes in its principal liabilities, Magticom changed its functional currency to the Georgian Lari effective April 1, 2003.
      The Company’s business ventures are generally permitted to maintain U.S. Dollar accounts to service their U.S. Dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Company’s business ventures expand their operations and become more dependent on local currency based transactions, the Company expects that its foreign currency exposure will increase. However, Magticom established a U.S. Dollar bank account at a U.S. based financial institution to maintain its excess cash balance.

Licenses
      The licenses pursuant to which the Company’s business ventures operate are issued for limited periods, including certain licenses, which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2004, certain licenses held by the Company’s cable television business venture had expired, although the business venture has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Company’s business ventures expired during 2005 and 2006 and were renewed as these licenses came up for renewal.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Concentrations
      The Company’s trade receivables do not represent significant concentrations of credit risk at December 31, 2004, due to the wide variety of customers/subscribers and markets into which the Company’s services are sold.
      Although no individual customer represents more than 10% of revenues, certain customers account for a significant portion of the total revenues of certain of the Company’s telephony business ventures and the loss of these customers would materially and adversely affect their results of operations.
      Several of the Company’s customers, interconnect parties or local operators experience liquidity problems from time to time.

Geographic Concentrations
      The Company had formerly owned interests in a large number of separate business ventures operating in numerous otherwise independent markets. With the sale of PeterStar and all non-core businesses, the Company’s remaining business interests are concentrated in Georgia. This circumstance increases the Company’s dependence on the continuing vitality and stability of only one market and economy. It also limits the Company’s ability to offset temporary downturns in one market with business activities in a wider array of markets. These factors could materially increase the Company’s liquidity risk, since the Company is dependent upon dividend distributions from its business ventures to satisfy corporate legal obligations and overhead expenditure requirements. Furthermore, these factors may also limit investor interest in the Company’s stock.

Letters of Credit
      At December 31, 2004, the Company had $6.2 million of outstanding letters of credit, which serve principally as collateral for certain liabilities under the Company’s self-insurance program. Such letters of credit are fully collateralized with cash held at financial institutions, which are included in “Other assets” on the consolidated balance sheet. Of the $6.2 million of outstanding letter of credit, $2.6 million of outstanding letters of credit were terminated in the first quarter of 2005, as such letters of credit were deemed to be in excess of estimated self-insurance liabilities.

Litigation — Fuqua Industries Inc. Shareholder Litigation
      Since February 1991, there have been ongoing court proceedings in connection with Fuqua Industries, Inc. shareholder litigation. On March 1, 2004, the defendants filed motions for summary judgment seeking to dispose of the case in its entirety. In response, the plaintiffs filed briefs in opposition to the motions for summary judgment. The plaintiffs also filed a motion seeking leave to further amend their complaint, which was granted on December 14, 2004. A hearing on the motion for summary judgment was held on April 12, 2005.
      On May 6, 2005, the Court rendered an opinion granting in part and denying in part the defendants’ motions for summary judgment. The Court held that because defendants Scott and Warner did not owe any fiduciary duties to the Company and its stockholders at the time that defendant Fuqua sold his shares of the Company’s stock to Triton Group, they were entitled to summary judgment on any claim of breach of fiduciary duty associated with that stock sale. The Court also granted defendants’ summary judgment motions on two aspects of plaintiffs’ claims. First, the Court granted summary judgment with respect to plaintiffs’ claim that they should be entitled to recover damages based upon the lost time value of the $110 million that the Company spent on its program to repurchase stock. In addition, the Court granted summary judgment in favor of defendants on plaintiffs’ then currently articulated compensatory damages theory, which was premised on the claim that defendants had kept their alleged entrenchment plan a secret from the market, thereby

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allegedly inflating the price of the Company’s stock. Although the Court held that plaintiffs would not be entitled to assert that particular compensatory damages claim at trial, the Chancellor found that “plaintiffs remain free to seek damages arising from the defendants’ alleged breach of fiduciary duty” and that they could continue to rely upon the report of their damages expert at trial. The Court denied all of the remaining summary judgment motions and directed the parties to submit a form of order to implement the decision.
      A trial on the remaining claims was scheduled for January 9, 2006. However, in late December 2005, the individual defendants and the plaintiff entered into settlement negotiations and reached an agreement to settle this action (the “Settlement”). In the proposed Settlement, each of the defendants has agreed to deposit his share of the aggregate settlement amount of $7.0 million in an escrow account maintained for the benefit of the Company in full and complete release of all the claims in this action. The parties made a joint application to the Court seeking an approval of the Settlement. The Court set March 6, 2006, as the date of the Settlement Hearing. In accordance with a Scheduling Order issued by the Court, the Company mailed to its shareholders of record as of January 6, 2006, a Notice of Pendency informing them of the proposed Settlement. At the March 6, 2006 Settlement Hearing, the Settlement was approved by the Court, all claims against the defendants were released and the case was dismissed with prejudice. Of the $7.0 million in escrowed funds, the Company received approximately $4.6 million and the remaining approximately $2.4 million was paid to plaintiff’s legal counsel to cover legal fees and expenses.
      The Company was not a defendant in this derivative case. However, the Company was obligated under its Certificate of Incorporation to indemnify the defendants, who were former directors of the Company, for costs incurred by them in connection with this litigation. The Company’s Directors and Officers liability insurance carrier for this litigation was Reliance Insurance Company. On May 29, 2001, Reliance consented to the entry of an Order of Rehabilitation by the Commonwealth Court of Pennsylvania. On October 3, 2001, the court ordered Reliance Insurance Company into liquidation. The current status of Reliance Insurance Company raises doubt concerning Reliance’s ability to reimburse the Company for the litigation expenses incurred by the Company in connection with this litigation.
      As discussed in further detail within Note 19 “Subsequent Events — Fuqua Industries, Inc. Shareholder Litigation”, the Company revised its estimated defendant indemnification costs reserve, in the fourth quarter of 2004, to reflect the estimated costs that the Company will be obligated to remit to the respective defendants’ legal counsel prior to the resolution of this matter.

Litigation — McLaughlin Matter
      In January 2004, Mr. Matthew McLaughlin filed a complaint in the Delaware Court of Chancery seeking to enforce his rights as a stockholder of the Company to inspect and copy certain books and records of the Company. The Company believes that the request made by the plaintiff is overly broad and lacks a proper purpose; however, the Company has been attempting to resolve this matter over the past two years by responding to the inquiries that have been made by the plaintiff. The Company has also been preparing to defend its position in court and discovery is now in process. No trial has been scheduled in this case. The Company cannot predict the outcome of any such proceedings, or the extent to which they could adversely affect the Company’s financial condition and results of operations
      On January 28, 2005 and February 16, 2005, the Company received additional correspondence from Mr. McLaughlin’s legal counsel requesting that the Company take legal action against certain of its present and former directors and officers (“Proposed Individual Defendants”) for alleged improprieties with respect to the management and operation of the Company. In the January 28, 2005 letter, Mr. McLaughlin’s counsel informed the Company that in the event it failed to respond by March 28, 2005, Mr. McLaughlin would take actions against the Company, possibly including commencing litigation to obtain damages from the Proposed Individual Defendants. On March 18, 2005, the Company’s Chief Executive Officer and Chief Financial Officer met with Mr. McLaughlin, along with legal counsel representing both parties, to discuss matters raised

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in Mr. McLaughlin’s letters. At that meeting, the Company also provided to Mr. McLaughlin additional information and documents sought by him in his requests for books and records of the Company.
      On September 22, 2005, the Company received additional correspondence from Mr. McLaughlin’s legal counsel stating that Mr. McLaughlin is renewing his demand made in previous letters to the Company that the Company take legal action against the Proposed Individual Defendants. Mr. McLaughlin’s counsel further informed the Company that in the event it failed to respond by November 15, 2005, Mr. McLaughlin would take actions he deems appropriate, which may include commencing litigation to obtain damages from the Proposed Individual Defendants. The Company has referred this matter to outside legal counsel. In subsequent correspondence between the Company’s and Mr. McLaughlin’s legal counsel, the November 15, 2005 deadline was extended to February 1, 2006, subject to the Company providing certain additional information to McLaughlin. On February 7, 2006, the Company requested a further extension of time to respond to the September 2005 letter. On October 16, 2006, Mr. McLaughlin sent another letter to the Company expressing his disagreement with the proposed asset sale and related bankruptcy filing. On October 26, 2006, outside counsel for the Company sent Mr. McLaughlin’s counsel a short letter denying the substance of Mr. McLaughlin’s letter. The Company cannot predict the outcome of matters pending with Mr. McLaughlin, or the extent to which they could adversely affect the Company’s financial condition and results of operations.

Georgian Matters
      As previously disclosed, the Company has received letters from, and corresponded with, two Georgian individuals involved in the initial formation of certain of the Company’s business ventures in Georgia. These individuals alleged that the Company has not fully complied with its obligations to them under certain contracts. In addition, the individuals have alleged that Company personnel may have violated the Foreign Corrupt Practices Act (“FCPA”) and possibly engaged in other improper or illegal conduct. Concerning the allegations of improper or illegal conduct, including FCPA allegations, an investigation conducted by the Company’s outside counsel failed to uncover any specific factual support for these allegations. With respect to the contractual claims, the Company entered into a settlement agreement with one of the individuals. Upon investigation, the Company determined that the second individual’s allegations of contractual breach had no merit.

Mtatsminda Litigation
      As discussed in further detail in Note 17, “Change in Basis of Presentation”, the Company has been involved in several commercial disputes with Mtatsminda, the Company’s 15% minority partner in its Ayety business venture. These commercial disagreements have resulted in Mtatsminda filing a claim on June 25, 2004 against International Telcell SPS (an intermediate holding company of the Company), Ayety and Zurab Chigogidze (the General Director of Ayety), in the Mtatsminda District Court in Tbilisi, Georgia for damages in the amount of GEL 185,000 (approximately $90,000), GEL 23,000 (approximately $13,000) and GEL 258,000 (approximately $130,000), respectively. In its complaint, Mtatsminda alleges that it suffered damages because Ayety had used its cash resources to make payments to International Telcell SPS in repayment of a credit facility between Ayety and International Telcell SPS. Mtatsminda also claims that Ayety has not properly authorized the credit facility. Mtatsminda further alleges that Ayety’s funds should have been used to make dividend payments to Mtatsminda.
      On September 15, 2004, International Telcell SPS filed a counterclaim stating that all of Mtatsminda’s claims are groundless. International Telcell SPS also challenged Mtatsminda’s standing in the case due to expiration of the statute of limitations, non-payment of court duty and other procedural matters. The hearing of this case has been postponed on several occasions due to the failure of Mtatsminda’s representatives to attend the hearing. In order for the case to proceed to trial or be formally withdrawn, an action by

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mtatsminda, is required but to date, has not occurred. International Telcell SPS is prepared to defend its position in court. Based on the information available and due to the relatively low amounts of damages claimed, the Company believes that these matters will not result in any material adverse effect on the Company’s business, financial condition or results of operations.
      On October 22, 2004, Mtatsminda filed a complaint in the Mtatsminda District Court in Tbilisi, Georgia against International Telcell SPS, Georgia International LLC, and Suny-K LLC alleging that International Telcell SPS violated U.S. and Georgia laws in connection with its purchase of additional shares of Ayety in 2000. The Company believes that it has not violated U.S. or Georgian laws in connection with this transaction. The Company is prepared to defend its position in the Georgian courts, and in the U.S. courts if necessary. A hearing date in this case has not yet been scheduled.
      On June 28, 2004, the Company was notified by Mtatsminda that in March 2003, Mtatsminda prepared and filed in the Georgian courts (which are responsible for company registration in Georgia) a new Charter of Ayety (the “New Charter”), which denies International Telcell SPS certain rights previously afforded to it as an 85% shareholder of Ayety and allows Mtatsminda to veto certain key decisions regarding Ayety. The Company believes that the New Charter should not be recognized as an enforceable legal arrangement since the process by which the New Charter was prepared and filed in the Georgian courts was carried out in a manner that was not in compliance with applicable Georgian law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid until successfully challenged. In December 2004, the Company filed a complaint in the Mtatsminda District Court in Tbilisi, Georgia against Mtatsminda to have the New Charter declared invalid. The Company has been advised that the court’s ruling was principally due to the expiration of the statue of limitations associated with the timing of the Company’s filing of its complaint. International Telcell SPS has appealed this ruling. A hearing date in the appellate court has not yet been scheduled.

Esopus Creek Capital Litigation

Demand for Books and Records
      On January 17, 2005, the Company received a letter dated January 14, 2005, purportedly on behalf of Esopus demanding the right to examine, inspect and copy certain books and records of the Company (the “Demand”). By letter dated January 24, 2005, the Company rejected the request as premature and because the Demand failed to comply with the requirements of Delaware law. To the knowledge of the Company, no litigation has been commenced in this matter.

Demand for Shareholders Meeting
      On January 14, 2005, Esopus Creek Capital LLC (“Esopus”) filed a complaint in the Delaware Court of Chancery, Civil Action No. 1006-N, requesting an order summarily requiring that the Company hold an annual meeting of stockholders for the election of directors. Subsequently, the Company announced that it would hold an annual meeting allowing for the election of directors simultaneously with a meeting called to seek a stockholder vote to approve the PeterStar Sale transaction. The Company later announced that it plans to hold a meeting of shareholders shortly following such time that the Company becomes current with its periodic filings with the SEC. On March 29, 2005, Esopus filed a stipulation requesting that this case be dismissed. The dismissal was granted by the Delaware Court of Chancery on April 13, 2005.
      On August 18, 2006, Esopus Creek Capital LLC filed a complaint in the Delaware Court of Chancery, Civil Action No. 2358-N, requesting an order of the Court pursuant to Section 211 of the Delaware General Corporation Law directing the Company to call and hold an annual meeting of its stockholders. By a Stipulation and Order, dated September 26, 2006, the Company agreed to hold an annual stockholders’

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
meeting on December 15, 2006. In connection with this Stipulation, the Company paid certain of plaintiffs’ fees and expenses in the amount of $15,000. The case was dismissed with prejudice on September 26, 2006.

Legal actions in connection with the proposed asset sale
      On October 18, 2006, Esopus Creek Value LP, an affiliate of Esopus, filed a complaint in the Delaware Court of Chancery, Civil Action No. 2484-N, against the Company seeking to enjoin the Company, its directors and officers from entering into an agreement to sell all or substantially all of the Company’s assets before the court-ordered December 15, 2006 annual stockholders’ meeting, as well as seeking to enjoin the Company, its directors and officers from filing a bankruptcy petition before the court-ordered December 15, 2006 annual stockholders’ meeting, and seeking to compel the Company to hold the annual stockholders’ meeting on December 15, 2006.
      On October 19, 2006, plaintiffs Esopus, Black Horse Capital, LP, Black Horse Capital (QP) LP, and Black Horse Capital Offshore Ltd. (collectively, “Black Horse”) filed a complaint in the Delaware Court of Chancery, Civil Action No. 2487-N, against the Company, its directors and officers seeking to enjoin the Company, its officers and directors from entering into an agreement to sell all or substantially all of the Company’s assets before the court-ordered December 15, 2006 annual stockholders’ meeting, as well as seeking to enjoin the Company, its directors and officers from filing a bankruptcy petition before the court-ordered December 15, 2006 annual stockholders’ meeting, and seeking to compel the Company, its directors and officers to comply with 8 Del. C. 271, requiring a stockholder approval for the sale of all or substantially all assets, before attempting enter into the asset sale transaction. On October 26, 2006, the Court consolidated Civil Action No. 2484-N into 2487-N, now Consolidated Civil Action No. 2487-N.
      On October 24, 2006, the Company indicated in a letter to the Court that it wished to resolve the plaintiffs’ claims as quickly as possible. The Court agreed to hold a preliminary injunction hearing on November 22, 2006. The parties conducted expedited discovery and briefing in advance of the preliminary injunction hearing, which was held in the Court on November 22, 2006.
      Following a November 22, 2006, preliminary injunction hearing, the Court issued an order (the “Order”), dated November 29, 2006, pursuant to which it was ordered, among other things, that (i) the Company and its representatives, and those persons in active concert or participation with them, not enter into an agreement for the sale of all or substantially all of its assets, unless consummation of such an agreement is subject to a vote of the common stockholders of the Company pursuant to 8 Del. C. 271, and (ii) in the event the Company enters into such an agreement, the Company shall call a meeting of its common stockholders and at such meeting the common stockholders shall have the opportunity to vote on the proposed asset sale.
      On December 13, 2006, plaintiffs filed a motion for partial summary judgment. The motion seeks a ruling on plaintiffs’ claims to invalidate a lock-up and voting agreement entered between the Company and certain of its preferred stockholders. Plaintiffs contend that the lock-up and voting agreement is ultra vires in violation of the Company’s Revised Certificate of Incorporation, and the performance of which would be in violation of the Court’s Order on plaintiffs’ motion for a preliminary injunction. A briefing schedule on to plaintiffs’ motion for partial summary judgment has not been entered.
      In relation to these two actions, on October 26, 2006, Esopus sent the Company a letter demanding a copy of the Company’s list of stockholders and related information pursuant to Section 220 of the Delaware General Corporation Law. The stated purpose for demanding the stocklist and related information is to allow Esopus to conduct a proxy solicitation. In a letter dated November 3, 2006, the Company agreed to provide Esopus with a stocklist and most of the other information requested in the October 26, 2006 letter from Esopus and such information has been provided.
      On October 5 and October 6, 2006, the Company received two notices from a group of stockholders (including Esopus and Black Horse) nominating a slate of five individuals for election as directors of the

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company to fill the Class I and Class II board seats up for election at the December 15, 2006 annual meeting and proposing two stockholder proposals. On December 8, 2006, this group of stockholders publicly disclosed in a Schedule 13D amendment (later confirmed in writing to the Company by letter dated December 11, 2006) their decision to withdraw their nominees and two stockholder proposals for consideration at the December 15, 2006 annual meeting and that they will not solicit proxies in connection with such meeting.

Environmental Protection
      The Company has been in operation since 1929 through its predecessors and, over the years, has carried out, itself or through wholly-owned subsidiaries, business operations in diverse industries within the United States including equipment, sporting goods, furniture manufacturing, sheet metal processing, and trucking. The Company has divested all of its former U.S. operations. However, in the course of these divestitures, it has retained, by means of seller indemnification obligations or as a matter of law, actionable environmental legal obligations.
      In 1987, the Company had agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. This activity included, but was not limited to, the Company’s decision to agree to participate, on behalf of the subsidiary, in remediation pursuant to a global settlement in 1999 with the U.S. Environmental Protection Agency at a superfund site in Michigan. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2004. As of December 31, 2004, the Company had a remaining reserve of approximately $0.4 million, which it believes is sufficient to cover its environmental obligations associated with its former subsidiaries operational activities. As discussed in further detail in Note 19, “Subsequent Events — Global Settlement and Release with American Seating”, on October 6, 2005, the Company entered an agreement, whereby; the Company’s previously executed seller indemnity was released by the buyer. The Company, as a matter of law, could still be held accountable for this former subsidiary’s environmental legal obligation should the buyer fail to meet future actionable environmental legal obligations.
      Further, the Company has undertaken specific clean up activities at a contaminated parcel that it continues to own directly. As of December 31, 2004, the Company had a remaining reserve of approximately $0.1 million, which it believes is sufficient to cover its anticipated remediation obligations for this particular parcel of land.
      The Company could incur additional cleanup obligations with respect to undetected environmental problems at other locations. Furthermore, its obligation to remediate such environmental problems could arise as a result of changes in legal requirements, since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

Other Matters
      While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any of these known, pending or threatened legal proceedings will not have a material effect on the Company’s consolidated financial position and results of operations, except as noted above.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Metromedia Company
      Effective January 1, 2002, Metromedia Company, a significant common shareholder of the Company, agreed to provide certain consulting services to the Company on an hourly basis as requested by the Company in the areas of tax, legal and investor relations pursuant to a Consulting Services Agreement (“CSA”). For the years ended December 31, 2004, 2003 and 2002, the Company paid Metromedia Company consulting fees of $0.2 million, $0.3 million and $0.8 million, respectively, pursuant to the CSA. Approximately 50% and 49% of fees paid in 2004 were related to general managerial services and tax services, respectively, with the remainder for legal and other services.
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

Baltic Communications Ltd. Transaction
      On October 1, 2003, the Company sold its 100% ownership interest in the local and long distance telephony Russian company, BCL, to PeterStar for cash consideration of $1.0 million and PeterStar’s assumption of BCL’s $2.8 million debt owed to the Company. BCL has continued to operate as a wholly-owned subsidiary of PeterStar. Since the merger is among entities under common control, the transaction was accounted for at historical cost.

Transactions with OAO Telecominvest
      The Company’s subsidiary, PeterStar, has entered into various contractual relationships with Telecominvest, the Company’s minority shareholder in PeterStar and its affiliates (prior to August 2005) (together, the “TCI Related Parties”) primarily for the provision of services. Such services amounted to $13.8 million, $15.3 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Such costs are included in Cost of Services and represent 52%, 65% and 65% of PeterStar’s cost of services for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the TCI Related Parties purchased telecommunications services from PeterStar and its subsidiaries totaling $4.6 million, $2.7 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Net balances due to the TCI Related Parties amounted to $0.9 million as of December 31, 2004. Net balances due from TCI Related Parties amounted to $0.4 million as of December 31, 2003.
      As further discussed in Note 19, “Subsequent Events — Disposition of PeterStar,” the Company sold its interest in PeterStar to First National, Emergent and Pisces for a cash purchase price of $215.0 million. First National owns a 58.9% stake in Telecominvest.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Acquisitions and Other Transactions

PeterStar Acquisitions

ADM-Murmansk
      On September 1, 2004, PeterStar acquired 100% of the outstanding shares of ASPOL-Diamant Murmansk (“ADM-Murmansk”), an alternative telephone operator in the Murmansk region of northwest Russia. Through its telephony network, utilizing fiber-optic links and digital radio systems, ADM-Murmansk focuses on the provision of voice, data and internet services. The Murmansk region is among Russia’s top regions with a very high internet penetration rate, ranking third just after Moscow and St. Petersburg. It borders Finland and the Barents Sea (Arctic Ocean). The aggregate cash consideration of $1.9 million for this transaction was financed by PeterStar cash reserves. As of December 31, 2004, approximately $0.2 million remains payable to the seller and is subject to certain closing conditions.

Pskov City Telephone Network/ Pskovinterkom
      On April 27, 2004, PeterStar completed the acquisition of 80% of the outstanding shares of PGTS, an incumbent local exchange carrier in Northwest Russia, and 89% of the shares of Pskovinterkom, a smaller local exchange carrier in Pskov and a sister company of PGTS. The Pskov district is located in the northwest region of Russia and borders the Baltic States and Belarus. PeterStar purchased the remaining 11% of the shares of Pskovinterkom on July 5, 2004. In addition, on December 15, 2004, PeterStar acquired an additional 10% of PGTS. Total consideration paid for these transactions was $1.9 million, which was financed by PeterStar cash reserves.

Comset
      On June 1, 2004, PeterStar entered into a share-purchase agreement to purchase 100% of “Compyuterniye Seti’ ZAO (“Comset”) from a group of three private shareholders. Comset is an Internet service provider operating in St. Petersburg. The aggregate cash consideration of $0.1 million for this transaction was financed by PeterStar cash reserves.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is the fair value of the combined assets acquired and liabilities assumed of the acquired entities as of their respective acquisition dates, reflecting the purchase price allocation to the net assets acquired (in thousands):

ASSETS:
Accounts receivable	$479
Prepaid expenses and other assets	697
Property, plant and equipment	7,180
Goodwill	1,147
Intangible assets	907

Total Assets acquired		$10,410
LIABILITIES:
Accounts payable	$1,118
Short-term borrowings assumed	3,023
Accrued expenses	719
Long-term debt assumed	1,582

Total liabilities assumed		6,442

Net Assets acquired		3,968
Less increase in minority interests resulting from purchases		31

Total consideration paid or payable, net of cash acquired		$3,937

      The purchase price allocated to intangible assets is primarily related to certain customer relationships, which will be amortized over the 3 year estimated life of such relationships. In addition, these newly acquired companies contributed revenues of $3.6 million and incurred a net loss of $0.2 million for periods subsequent to their respective acquisition dates through December 31, 2004, representing approximately 4.6% and 1.6% of consolidated PeterStar revenues and net income, respectively, for the twelve months ended December 31, 2004. The pro forma impact of these acquisitions on the operating results of the Company for the years ended December 31, 2004, 2003 and 2002 are not deemed material based on revenues and net loss recognized subsequent to their respective acquisition dates. In addition, such companies do not maintain their historical books and records on a U.S. GAAP basis or in U.S. Dollars; accordingly, such information is not readily available.

17.	Change in Basis of Presentation
      The Company is in a commercial dispute with Mtatsminda, the Company’s 15% minority partner in its Ayety business venture.
      On June 2, 2004, Mtatsminda sent a letter to the Company in which it addressed four issues. First, Mtatsminda requested that the Company cause Ayety to renegotiate the terms pursuant to which Ayety is using 11 broadcast frequencies, which belong to Mtatsminda. Second, Mtatsminda alleges that the Company has an obligation to pay property taxes on the buildings owned by an affiliate of the Company in Tbilisi and that the Company has failed to meet this obligation. Third, Mtatsminda disputes the validity of loans made by the Company to Ayety. Fourth, Mtatsminda alleges that the Company may have violated laws against bribery of foreign officials and possibly engaged in other improper or illegal conduct. These issues were again raised by Mtatsminda in several other letters to the Company.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With respect to the broadcast frequencies, Ayety has been using the 11 frequencies under an agreement with Mtatsminda, which recently expired. Ayety is intending to enter into negotiations with Mtatsminda to secure continued long-term use of these frequencies. The Company believes that the risk of Mtatsminda withdrawing the right to use its frequencies is remote. With respect to the property tax issue, the Company has investigated this allegation with advice from outside legal counsel and it believes that the risk of a tax assessment is remote. Furthermore, if the tax authorities were to aggressively interpret this law, the tax exposure would be negligible. Further, the Company believes that the allegations related to the loans made to Ayety are unfounded and intends to vigorously defend itself on this issue.
      The Company believes that the fourth allegation is substantially similar to those raised previously by certain Georgian individuals and described in Note 14, “Commitments and Contingencies — Contingencies — Georgian Matters.” The Company’s Board of Directors authorized the Company’s outside counsel to conduct an independent inquiry into the allegations of possible improper or illegal conduct made by the Georgian individuals. The investigation has been completed and the results have been reported by the Company’s outside counsel to the Board of Directors of the Company. The investigation did not uncover any specific factual support for the allegations regarding violations of laws against bribery of foreign officials, including the Foreign Corrupt Practices Act, or other alleged improper or illegal conduct. The Audit Committee of the Company’s Board of Directors has reviewed all letters sent by Mtatsminda and believes that the allegations made with respect to violations of laws and other improper or illegal conduct are substantially similar to those previously investigated by the Company’s outside counsel. For this reason, the Audit Committee has determined not to re-open the investigation.
      At the request of the Company, Mtatsminda agreed to participate in a meeting of Ayety shareholders on June 28, 2004. At that meeting, the Company’s intent was to address matters raised in Mtatsminda’s letter to the Company dated June 2, 2004 and to also address matters relative to the poor financial performance of Ayety, including the Company’s decision to remove and appoint a new General Director of the business. However, at such meeting, Mtatsminda notified the Company that in March 2003, a new charter of Ayety was prepared and allegedly registered with the Georgian courts (such courts are responsible for company registration in Georgia) (the “New Charter”). Mtatsminda represented that, pursuant to the terms of the New Charter, unanimous shareholder approval is required for certain key decisions, including the removal and appointment of a new General Director. Prior to the New Charter, a 75% vote was required for such decisions. Further, at the meeting, Mtatsminda informed the Company that it would not vote in favor of the Company’s proposal regarding the removal of Ayety’s General Director. The Company believes that the New Charter should not be recognized as an enforceable legal arrangement since the process by which the New Charter was prepared and filed in the Georgian courts was carried out in a manner that was not in compliance with applicable Georgian law. However, since the New Charter has already been filed and accepted by the Georgian courts, the New Charter is valid unless and until successfully challenged. In December 2004, the Company filed a complaint in the Mtatsminda District Court in Tbilisi, Georgia against Mtatsminda to have the New Charter declared invalid. A hearing on the merits of this case was held on April 25, 2006, and the court ruled in favor of Mtatsminda. The Company plans to appeal this ruling.
      Mtatsminda did not present a registered copy of the New Charter at the June 28, 2004 meeting of Ayety shareholders nor subsequent to such meeting. However, the Company obtained a copy of the New Charter by photocopying the document that was filed with the Georgian Courts. Nonetheless, the Company’s representatives concluded from that meeting that Mtatsminda had secured practical control over Ayety; both by virtue of its claims with respect to the New Charter and through its direct associations with the General Director of Ayety. The Company is pursuing legal remedies with respect to the New Charter and continues to seek removal of Ayety’s General Director.
      As the Company is the primary beneficiary of Ayety, the Company is required, pursuant to FIN No. 46R to consolidate Ayety as a variable interest entity, effective March 31, 2004. However, the Company has been

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unable to prepare U.S. GAAP financial statements of Ayety subsequent to June 30, 2004 to include within its consolidated financial statements, due to:

•	The Company no longer has access to the statutory accounting records of Ayety which is a prerequisite to the completion of the U.S. GAAP financial results; and

•	The Company no longer has favorable relations with management of Ayety, since the Company attempted to terminate the General Director of Ayety in late June 2004. Accordingly, even if the Company had access to the statutory accounting records of Ayety, the Company would not be able to obtain certainty that all economic activities of the business had been properly considered for U.S. GAAP accounting treatment.
      Accordingly, as allowed under FIN No. 46R for all periods subsequent to June 30, 2004 the Company no longer consolidates Ayety, until such time that the Company’s operational oversight and oversight issues surrounding its investment in Ayety have been resolved. The Company’s U.S. GAAP carrying balance in Ayety was zero as of June 30, 2004.
      As discussed in Note 14, “Commitments and Contingencies — Contingencies — Mtatsminda Litigation”, on June 25, 2004, Mtatsminda filed a claim against International Telcell SPS, a subsidiary of the Company, Ayety and Zurab Chigogidze, the General Director of Ayety, in the Mtatsminda District Court in Tbilisi, Georgia for damages because Ayety had used its cash resources to make payments to International Telcell SPS in repayment of a credit facility between Ayety and International Telcell SPS. Mtatsminda also claims that Ayety has not authorized the credit facility and that Ayety’s funds should have been used to make dividend payments to Mtatsminda. The Company disputes these claims and has filed a counter-suit in the Georgian courts stating that all of Mtatsminda’s claims are groundless, that Mtatsminda did not have standing in the case due to expiration of the statute of limitations, non-payment of court duty and other procedural matters. The hearing of this case has been postponed on several occasions due to the failure of Mtatsminda’s representatives to attend the hearing. In order for the case to proceed to trial or be formally withdrawn requires an action by Mtatsminda, which to date, neither have occurred. Based on the information available and due to the relatively low amounts of damages claimed, the Company believes that these matters will not result in any material adverse effect on the Company’s business, financial condition or results of operations.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (unaudited)
      Selected financial information for the quarterly periods in 2004 and 2003 is presented below (in thousands, except per share amounts):

	For the Quarterly Period Ended

	March 31,	June 30,	September 30,	December 31,
	2004(b)	2004(b)	2004(b)	2004

	(Restated)	(Restated)	(Restated)
Revenues	$18,563	$19,312	$20,040	$22,513
Operating (loss) income	(920)	(740)	996	(14,069)
Equity in income of unconsolidated investees	2,861	2,979	4,850	4,356
Loss from continuing operations attributable to common stockholders(a)	(9,181)	(8,230)	(5,769)	(20,168)
Income (loss) from discontinued components	6,473	507	(359)	(26)

Net loss attributable to common stockholders	$(2,708)	$(7,723)	$(6,128)	$(20,194)

Income (loss) per common share attributable to common Stockholders — Basic and Diluted(f):
Continuing operations	$(0.10)	$(0.09)	$(0.06)	$(0.21)
Discontinued components	0.07	0.01	(0.01)	—

Net loss per common share attributable to common stockholders	$(0.03)	$(0.08)	$(0.07)	$(0.21)

	For the Quarterly Period Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003(d)	2003(d)(e)	2003(e)

	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$16,562	$17,802	$18,633	$20,032
Operating loss	(7,934)	(3,962)	(2,535)	(2,830)
Equity in income in unconsolidated investees	2,061	3,240	1,825	2,332
(Loss) income from continuing operations attributable to common stockholders(c)	(19,061)	12,338	1,046	(11,235)
(Loss) income from discontinued components	(1,201)	11,629	(1,519)	1,357
Cumulative effect of a change in accounting principle(e)	2,023	—	—	—

Net (loss) income attributable to common stockholders	$(18,239)	$23,967	$(473)	$(9,878)

Income (loss) per common share attributable to common Stockholders — Basic and Diluted(f):
Continuing operations	$(0.20)	$0.13	$0.01	$(0.12)
Discontinued components	(0.01)	0.12	(0.02)	0.01
Cumulative effect of a change in accounting principle	0.02	—	—	—

Net (loss) income per common share attributable to common stockholders	$(0.19)	$0.25	$(0.01)	$(0.11)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company’s Preferred Stock.

(b)	The Company recognized gains on the dispositions of various business ventures totaling $5.7 million, $0.3 million and $0.1 million in the first, second and third quarters of 2004, respectively.

(c)	As discussed in Note 4, “Accounting Changes — Elimination of the Three-Month Lag Reporting Policy”, the Company changed its policy regarding the accounting for certain business ventures previously reported on a lag basis. As a result of the change, the Company recorded a cumulative effect of a change in accounting principle of $2.0 million as of January 1, 2003.

(d)	The Company recognized gains on the dispositions of various business ventures totaling $10.0 million and $12.4 million in the second and third quarters of 2003, respectively. In addition, the Company recorded a gain of $24.1 million related to the early retirement of debt in the second quarter of 2003.

(e)	The Company adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to business ventures. The total non-cash charges and write-downs were $1.0 million and $0.7 million in the third and fourth quarters of 2003.

(f)	The sum of the income (loss) per share for the four quarters may not equal income (loss) per share for the full year due to rounding.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the adjustments for the accounting errors more fully described in Note 2, Restatement of Prior Financial Information on the Company’s Condensed Consolidated Quarterly Statements of Operations are summarized in the following financial results tables (in 000’s, except per share amounts):

	Three Months Ended
	September 30, 2004

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Revenues	$20,040	$—	$—	$20,040
Cost of services (exclusive of depreciation and amortization)	6,913	—	—	6,913
Selling, general and administrative	6,471	—	(27)	6,444
Depreciation and amortization	5,693	—	(6)	5,687
Asset impairment charges	—	—	—	—

Operating loss	963	—	33	996
Other income (expense):
Equity in income (losses) of unconsolidated investees	6,811	(1,923)	(38)	4,850
Interest expense, net	(4,076)	(94)	—	(4,170)
Foreign currency (loss) gain	(292)	—	—	(292)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	(80)	—	—	(80)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	3,326	(2,017)	(5)	1,304
Income tax expense	(1,164)	—	15	(1,149)
Minority interest	(3,192)	2,017	(10)	(1,185)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(1,030)	—	—	(1,030)
Income (loss) from discontinued components	928	—	(1,287)	(359)
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	(102)	—	(1,287)	(1,389)
Cumulative convertible preferred stock dividend requirement	(4,739)	—	—	(4,739)

Net (loss) income attributable to common stockholders	$(4,841)	$—	$(1,287)	$(6,128)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.06)	$—	$—	$(0.06)
Discontinued components	0.01	—	(0.02)	(0.01)
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.05)	$—	$(0.02)	$(0.07)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2004

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Revenues	$19,312	$—	$—	$19,312
Cost of services (exclusive of depreciation and amortization)	5,741	—	—	5,741
Selling, general and administrative	8,326	—	(13)	8,313
Depreciation and amortization	6,004	—	(6)	5,998
Asset impairment charges	—	—	—	—

Operating loss	(759)	—	19	(740)
Other income (expense):
Equity in income (losses) of unconsolidated investees	5,804	(2,791)	(34)	2,979
Interest expense, net	(3,860)	—	—	(3,860)
Foreign currency (loss) gain	504	—	—	504
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	91	—	—	91

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	1,780	(2,791)	(15)	(1,026)
Income tax expense	(3,116)	1,525	4	(1,587)
Minority interest	(2,226)	1,266	(3)	(963)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(3,562)	—	(14)	(3,576)
Income (loss) from discontinued components	518	—	(11)	507
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	(3,044)	—	(25)	(3,069)
Cumulative convertible preferred stock dividend requirement	(4,654)	—	—	(4,654)

Net (loss) income attributable to common stockholders	$(7,698)	$—	$(25)	$(7,723)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.09)	$—	$—	$(0.09)
Discontinued components	0.01	—	—	0.01
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.08)	$—	$—	$(0.08)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2004

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported	Adjustments (1)	Adjustments (2)	Restated

Revenues	$18,563	$—	$—	$18,563
Cost of services (exclusive of depreciation and amortization)	6,004	—	(6)	5,998
Selling, general and administrative	7,669	(381)	545	7,833
Depreciation and amortization	5,685	—	(33)	5,652
Asset impairment charges	—	—	—	—

Operating loss	(795)	381	(506)	(920)
Other income (expense):
Equity in income (losses) of unconsolidated investees	4,170	(1,502)	193	2,861
Interest expense, net	(4,016)	—	4	(4,012)
Foreign currency (loss) gain	(577)	—	—	(577)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	(125)	—	—	(125)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(1,343)	(1,121)	(309)	(2,773)
Income tax expense	(325)	—	(683)	(1,008)
Minority interest	(1,916)	1,121	(33)	(828)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(3,584)	—	(1,025)	(4,609)
Income (loss) from discontinued components	6,310	—	163	6,473
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	2,726	—	(862)	1,864
Cumulative convertible preferred stock dividend requirement	(4,572)	—	—	(4,572)

Net (loss) income attributable to common stockholders	$(1,846)	$—	$(862)	$(2,708)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.09)	$—	$(0.01)	$(0.10)
Discontinued components	0.07	—	—	0.07
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.02)	$—	$(0.01)	$(0.03)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported (3)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$20,032	$—	$—	$20,032
Cost of services (exclusive of depreciation and amortization)	6,607	—	—	6,607
Selling, general and administrative	10,358	(57)	116	10,417
Depreciation and amortization	5,838	—	—	5,838
Asset impairment charges	—	—	—	—

Operating loss	(2,771)	57	(116)	(2,830)
Other income (expense):
Equity in income (losses) of unconsolidated investees	3,881	(1,503)	(46)	2,332
Interest expense, net	(4,114)	—	—	(4,114)
Foreign currency (loss) gain	(52)	—	—	(52)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	731	—	—	731
Other income (expense), net	(199)	—	99	(100)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(2,524)	(1,446)	(63)	(4,033)
Income tax expense	(1,303)	(57)	(190)	(1,550)
Minority interest	(2,665)	1,503	—	(1,162)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(6,492)	—	(253)	(6,745)
Income (loss) from discontinued components	55	—	1,302	1,357
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	(6,437)	—	1,049	(5,388)
Cumulative convertible preferred stock dividend requirement	(4,490)	—	—	(4,490)

Net (loss) income attributable to common stockholders	$(10,927)	$—	$1,049	$(9,878)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.12)	$—	$—	$(0.12)
Discontinued components	—	—	0.01	0.01
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.12)	$—	$0.01	$(0.11)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported (4)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$18,633	$—	$—	$18,633
Cost of services (exclusive of depreciation and amortization)	6,248	—	—	6,248
Selling, general and administrative	10,200	—	(320)	9,880
Depreciation and amortization	5,040	—	—	5,040
Asset impairment charges	—	—	—	—

Operating loss	(2,855)	—	320	(2,535)
Other income (expense):
Equity in income (losses) of unconsolidated investees	3,558	(1,252)	(481)	1,825
Interest expense, net	(4,058)	—	—	(4,058)
Foreign currency (loss) gain	(62)	—	—	(62)
Gain on retirement of debt	465	—	—	465
Gain on disposition of equity investee business ventures, net	12,031	—	580	12,611
Other income (expense), net	66	—	—	66

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	9,145	(1,252)	419	8,312
Income tax expense	(1,766)	—	—	(1,766)
Minority interest	(2,342)	1,252	—	(1,090)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	5,037	—	419	5,456
Income (loss) from discontinued components	(1,588)	—	69	(1,519)
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	3,449	—	488	3,937
Cumulative convertible preferred stock dividend requirement	(4,410)	—	—	(4,410)

Net (loss) income attributable to common stockholders	$(961)	$—	$488	$(473)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$0.01	$—	$—	$0.01
Discontinued components	(0.02)	—	—	(0.02)
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$(0.01)	$—	$—	$(0.01)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported (4)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$17,802	$—	$—	$17,802
Cost of services (exclusive of depreciation and amortization)	5,787	—	—	5,787
Selling, general and administrative	11,132	—	(327)	10,805
Depreciation and amortization	5,172	—	—	5,172
Asset impairment charges	—	—	—	—

Operating loss	(4,289)	—	327	(3,962)
Other income (expense):
Equity in income (losses) of unconsolidated investees	3,867	(879)	252	3,240
Interest expense, net	(4,209)	—	—	(4,209)
Foreign currency (loss) gain	10	—	—	10
Gain on retirement of debt	24,117	—	—	24,117
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	463	—	—	463

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	19,959	(879)	579	19,659
Income tax expense	(2,113)	193	—	(1,920)
Minority interest	(1,755)	686	—	(1,069)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	16,091	—	579	16,670
Income (loss) from discontinued components	11,120	—	509	11,629
Cumulative effect of changes in accounting principles	—	—	—	—

Net income (loss)	27,211	—	1,088	28,299
Cumulative convertible preferred stock dividend requirement	(4,332)	—	—	(4,332)

Net (loss) income attributable to common stockholders	$22,879	$—	$1,088	$23,967

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$0.13	$—	$—	$0.13
Discontinued components	0.11	—	0.01	0.12
Cumulative effect of changes in accounting principles	—	—	—	—

Net loss per common share attributable to common stockholders	$0.24	$—	$0.01	$0.25

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2003

		Adjustments

	Originally	Consolidation	Other Accounting
	Reported (4)	Adjustments (1)	Adjustments (2)	Restated

Revenues	$16,654	$—	$(92)	$16,562
Cost of services (exclusive of depreciation and amortization)	4,979	—	(78)	4,901
Selling, general and administrative	14,093	—	510	14,603
Depreciation and amortization	5,043	—	(51)	4,992
Asset impairment charges	—	—	—	—

Operating loss	(7,461)	—	(473)	(7,934)
Other income (expense):
Equity in income (losses) of unconsolidated investees	2,992	(968)	37	2,061
Interest expense, net	(5,488)	—	5	(5,483)
Foreign currency (loss) gain	(414)	—	—	(414)
Gain on retirement of debt	—	—	—	—
Gain on disposition of equity investee business ventures, net	—	—	—	—
Other income (expense), net	(524)	—	—	(524)

Income (loss) before income tax expense, minority interest, discontinued components and the cumulative effect of changes in accounting principles	(10,895)	(968)	(431)	(12,294)
Income tax expense	(1,370)	—	89	(1,281)
Minority interest	(2,233)	968	34	(1,231)

Income (loss) from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(14,498)	—	(308)	(14,806)
Income (loss) from discontinued components	(1,281)	—	80	(1,201)
Cumulative effect of changes in accounting principles	2,012	—	11	2,023

Net income (loss)	(13,767)	—	(217)	(13,984)
Cumulative convertible preferred stock dividend requirement	(4,255)	—	—	(4,255)

Net (loss) income attributable to common stockholders	$(18,022)	$—	$(217)	$(18,239)

(Loss) income per common share attributable to common stockholders – Basic and Diluted:
Continuing operations	$(0.20)	$—	$—	$(0.20)
Discontinued components	(0.01)	—	—	(0.01)
Cumulative effect of changes in accounting principles	0.02	—	—	0.02

Net loss per common share attributable to common stockholders	$(0.19)	$—	$—	$(0.19)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to quarterly financial results tables:
      (1) The adjustments included in the consolidation corrections reflect the effects of correcting for the erroneous consolidation of certain legal entities (principally Telcell).
      (2) As previously discussed, the following adjustments reflect the effects of correcting the accounting errors that had been made in the Company’s financial statements for the quarterly periods ended March 31, 2003 through September 30, 2004:

a. The Company failed to appropriately calculate its deferred revenue in accordance with the Company’s revenue recognition policy for the Ayety business venture. As a result, the Company has decreased “revenues” by $92,000 for the three month period ended March 31, 2003;

b. The Company did not follow its accounting policy when deferring installation costs for services performed as of December 31, 2002 for the PeterStar business venture. Such ratio was corrected during 2003. Accordingly, the Company recorded a reduction of $108,000 to “cost of services” for the three months ended March 31, 2003;

c. The Company identified certain cost of service items that should have been recognized and accrued in different accounting periods for the Ayety business venture. Such amounts resulted in the Company recognizing an increase in “cost of services” of $17,000 for the three months ended March 31, 2003;

d. The Company failed to correctly accrue vacation pay for employees at its PeterStar business venture. As a result, the Company increased its “cost of services” by $6,000 for the three months ended March 31, 2003 and March 31, 2004;

e. The Company has identified certain selling, general and administrative items that should have been recognized and accrued in different accounting periods. Such amounts resulted in the Company recognizing an increase in “selling, general and administrative” expenses of $503,000; $207,000 and $545,000 for the three month periods ended March 31, 2003, December 31, 2003, and March 31, 2004, respectively. In addition, such amounts resulted in the Company decreasing “selling general and administrative” expenses of $327,000; $320,000; $13,000 and $27,000 for the three month periods ended June 30, 2003, September 30, 2003, June 30, 2004 and September 30, 2004, respectively;

f. The Company improperly amortized indefinite life intangible assets at its PeterStar business venture. The correction of such amortization resulted in a reduction to “amortization expense” of $51,000 for the three month period ended March 31, 2003 and a $6,000 reduction for each of the three month periods ended March 31, 2004, June 30, 2004 and September 30, 2004. In addition, the Company improperly capitalized certain repairs to property, plant and equipment at its PeterStar business venture. As a result, the Company recognized a reduction to “depreciation expense” of $27,000 for the three month period ended March 31, 2004;

g. The Company’s business ventures accounted for on the equity method of accounting failed to recognize certain expenses and/or revenues in the correct accounting period. Such adjustments resulted in the Company recognizing a net increase to its “equity in income of unconsolidated investees” of $37,000; $252,000 and $193,000 for the three month periods ended March 31, 2003, June 30, 2003, and March 31, 2004, respectively. Furthermore, such adjustments resulted in the Company recognizing a net decrease to its “equity in income of unconsolidated investees” of $481,000; $46,000; $34,000 and $38,000 for the three month periods ended September 30, 2003, December 31, 2003, June 30, 2004, and September 30, 2004, respectively;

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h. The Company failed to accrue interest income on a deposit placed with a professional service provider. The correction of such errors resulted in the Company recognizing an additional $5,000 and $4,000 “interest income” for the three month periods ended March 31, 2003 and 2004 respectively;

i. As a result of adjustments recognized at legal entities in which the Company accounted for such business on the equity method of accounting, upon disposition of the relevant legal entities, the Company recognized an increase in “gain on disposition of equity investee business ventures” of $580,000 for the three months ended September 30, 2003;

j. As a result of adjustments recognized at entities in which the Company had a minority shareholder, the Company recognized a decrease in “minority expense” of $34,000 for the three month period ended March 31, 2003 and increases in “minority expense” of $33,000; $3,000 and $10,000 for the three month periods ended March 31, 2004, June 30 2004 and September 30, 2004, respectively;

k. As a result of net pre-tax adjustments recognized, the Company recognized a decrease in “income tax expense” of $89,000; $4,000 and $15,000 for the three month periods ended March 31, 2003, June 30, 2004, and September 30, 2004, respectively and an increase of “income tax expense” of $100,000 for the three month period ended March 31, 2004. Furthermore, the Company recognized an increase in its accrual for franchise taxes, which resulted in an increase in “income tax expense” of $583,000 for the three month period ended March 31, 2004;

l. The Company failed to recognize certain expenses and translated certain expenses improperly when translating from their functional currency into the U.S. dollar reporting currency for certain discontinued business components. In addition, as previously noted, the company failed to cease recognition of depreciation expense for certain of these businesses upon their classification as a discontinued business component. The correction of such adjustments resulted in a decrease in the “loss from discontinued components” of $80,000 and $69,000 for the three month period ended March 31, 2003 and September 30, 2003, respectively, an increase in “income from discontinued components” of $509,000 and $1,302,000 and $163,000 for the three months ended June 30, 2003 and December 31, 2003, and March 31, 2004, respectively and a decrease in “income from discontinued components” of $11,000 and $1,287,000 for the three month period ended June 30, 2004 and September 30, 2004, respectively;

m. Due to adjustments recognized at business ventures previously recognized on a three-month reporting lag, the Company recognized an increase of $11,000 in the “cumulative effect of a change in accounting principle” for the three month period ended March 31, 2003; and

n. The Company has reclassified certain items to be consistent with current period presentation. Such reclassifications resulted in a decrease of $91,000 in “selling general and administrative expenses”, a decrease of $99,000 in “other non-operating expenses” and a $190,000 increase in “income tax expense” for the three month period ended December 31, 2003 and an increase of $7,000 to “cost of services” and a decrease of $7,000 in “selling, general and administrative” expenses for the three months ended March 31, 2003.
      (3) As reported within the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which excludes certain reclassifications as noted in item (4) below. The equivalent reclassifications are included in “Other Accounting Adjustments” for the three months ended December 31, 2003. Thus, the sum of individual line items for the four quarterly periods of 2003 do not total to the adjustments to the annual results for the year ended December 31, 2003.
      (4) As reported in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2004, which include certain reclassifications of 2003 quarterly information to be consistent with the presentation of 2004 quarterly information.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

Disposition of PeterStar
      As previously discussed in Note 1, “Basis of Presentation and Description of Business, Recent Developments and Liquidity — Recent Developments and Liquidity — PeterStar Sale Transaction”, on August 1, 2005 the Company consummated the sale of its 71% ownership interest in PeterStar, pursuant to a definitive agreement that was executed on February 17, 2005, for cash consideration of $215.0 million. The February 17, 2005 definitive agreement was between the Company and First National, Emergent and Pisces.
      The Company anticipates that it will recognize a gain of approximately $113.7 million, before transactional costs, on the disposal of the PeterStar Group in the third quarter of 2005, since its U.S. GAAP carrying balance in PeterStar at the date of sale was $101.3 million. The Company presently anticipates that it will be able to utilize its tax attributes (capital loss carryforwards and net operating loss carryforwards) to offset any federal or state tax gain that would be recognized on the sale.
      As the Company has not met the requirements of Paragraph 30 of SFAS No. 144, the Company has not treated the PeterStar Group as held for sale as of December 31, 2004 and instead continued to present the PeterStar Group’s results of operations as continuing operations in the Company’s consolidated statements of operations for all years presented herein. However, effective in the first quarter of 2005 the PeterStar Group met the criteria of SFAS No. 144 for classification as a discontinued component, as a result, beginning with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, the PeterStar Group will be so accounted for within the Company’s financial statements as of that date and prospectively through the date of disposition.
      Summary results of operations for the PeterStar Group (inclusive of minority interest of the PeterStar Group and amortization of license as part of the Company’s investment in the PeterStar Group) for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002

Revenues	$79,057	$70,527	$62,831

Income before income tax expense, minority interest and the cumulative effect of changes in accounting principles	9,568	12,073	6,836
Income tax expense	(4,339)	(6,585)	(5,696)
Minority interest	(3,458)	(4,552)	(1,951)

Income (loss) before the cumulative effect of a change in accounting principles	1,771	936	(811)
Cumulative effect of a change in accounting principles	—	—	(1,127)

Net income (loss)	$1,771	$936	$(1,938)

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed assets and liabilities of the PeterStar Group as of December 31, 2004 and 2003, were as follows:

	2004	2003

Current assets	$15,439	$11,300
Property, plant and equipment, net	95,346	84,971
Goodwill	30,866	27,981
Other non-current assets	3,619	8,727

TOTAL ASSETS	$145,270	$132,979

Current liabilities	$10,579	$11,373
Long term liabilities	13,943	9,271

TOTAL LIABILITIES	24,522	20,644
Minority interest	26,486	21,765
Accumulated other comprehensive income	5,943	1,253

NET ASSETS	$88,319	$89,317

Redemption of Senior Notes
      As previously discussed in Note 1, “Basis of Presentation and Description of Business, Recent Developments and Liquidity — Recent Developments and Liquidity — Redemption of Company’s Senior Notes”, on August 8, 2005, using a portion of the cash proceeds from the aforementioned PeterStar Sale, the Company completed the redemption of its outstanding $152.0 million Senior Notes. The aggregate redemption price of the Senior Notes, including accrued and unpaid interest, was $157.7 million.

Early Termination of Defined Benefit Pension Plan
      On March 14, 2006, the Company funded approximately $5.4 million to the Pension Plan to ensure that the value of the Pension Plan assets was sufficient to cover all benefit liabilities since the Pension Plan made a final distribution to the Pension Plan participants on March 22, 2006. As previously discussed, the final distribution to the Pension Plan participants resulted from the Company’s initiative to terminate the Pension Plan.

Acquisition of Additional Interests in Magticom
      As previously discussed in Note 1, “Basis of Presentation and Description of Business, Recent Developments and Liquidity — Recent Developments and Liquidity — Magticom Ownership Activity”, the Company executed a series of transactions in February 2005 that enabled the Company to obtain the largest economic interest in and exert operational oversight over Magticom. Additionally, in September 2005, the Company participated in a transaction that enabled the Company to obtain a 50.1% economic interest in Magticom, again the largest economic interest, and the Company, as a part of that transaction, paid off all its third party debt.
      The partnership agreement for International TC LLC, between Dr. Jokhtaberidze and the Company, provides the Company operational oversight of International TC LLC and its subsidiaries, including Magticom, subject to certain minority partner participatory rights. The Company has determined that its ownership interest in Magticom (through its holding company structure), as a result of the ownership restructurings that occurred in February 2005 and September 2005, should still be accounted for following the equity method of accounting. Furthermore, the Company intends to use the assets of Magticom in the manner in which they were previously used, and the Company will account for the acquisition of the additional 15.6% ownership interest in accordance with SFAS No. 141, Business Combinations.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Additional Interests in Telecom Georgia

February 2005
      As previously discussed in Note 1, “Basis of Presentation and Description of Business, Recent Developments and Liquidity — Recent Developments and Liquidity — Telecom Georgia Ownership Activity — February 2005”, on February 11, 2005, a wholly-owned subsidiary of the Company paid $5.0 million to purchase an additional 51% ownership interest in Telecom Georgia, a Georgian long-distance transit operator, from the Georgian government, bringing the Company’s total ownership interest in Telecom Georgia to 81%.
      The additional 51% acquired interest in Telecom Georgia resulted in the Company increasing its ownership to 81%, gaining the ability to exert operational oversight over Telecom Georgia. Furthermore, on May 23, 2005, the charter of Telecom Georgia that was in effect for the past several years was amended, as a result, certain substantive participatory rights that were afforded to the minority shareholder were eliminated, which allowed the Company to follow the consolidation method of accounting. The Company intends to use the assets of Telecom Georgia in the manner in which they were previously used, and the Company will account for the acquisition of the additional 51% ownership interest in accordance with SFAS No. 141, Business Combinations.

July 2006
      In July 2006, the Company consummated a series of transactions associated with its ownership interest in Telecom Georgia. In summary, the Company acquired a controlling interest in Telenet, a Georgian company providing internet access, data communication, voice telephony and international access services, from a third party in exchange for cash and a minority interest shareholding in both Telenet and Telecom Georgia. In addition, Dr. Jokhtaberidze, the Company’s principal partner in Magticom, acquired from the Company a minority interest shareholding in the Company’s ownership in these two business ventures. As a result, the Company’s interests in Telenet and Telecom Georgia are held through U.S. based holding companies in which the Company has the controlling interest, thereby enabling the Company to exercise operational oversight over and consolidate both Telenet and Telecom Georgia,. Furthermore, the Company exited the transactions with the largest economic interest of any of the shareholders in both Telecom Georgia and Telenet, of approximately 21% and 26%, respectively and completed these transactions with a net corporate cash outlay of approximately $0.45 million.
      Telenet provides high-speed data communication and internet access services on both a wired and wireless basis, primarily to commercial and institutional customers in Georgia. It also operates international voice and data transit links between Georgia and Russia. Immediately prior to the Company’s acquisition of Telenet, Telenet acquired from IberiaTel, Georgia’s only license to provide CDMA 450 MHz wireless voice and data services and a CDMA 450 network deployed in Georgia’s capital city, Tbilisi. The target markets of Telecom Georgia and Telenet are office and residential consumers of fixed location telephony and data communication service; and both companies have well-established Georgian brands in these markets.

Telecom Georgia Ownership Activity — October 2006
      On October 27, 2006, the Company, through International Telcell LLC, an intermediary holding company in which the Company has a 25.6% economic ownership interest, acquired the 19% ownership interest held by Bulcom in Telecom Georgia for $0.7 million, thereby increasing the Company’s economic interest in Telecom Georgia to 25.6%. Furthermore, as a part of that transaction, the Company paid a broker fee of $0.1 million to a third party for their facilitation of the transaction.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Magticom Dividend Distribution
      On October 18, 2006, Magticom issued a $33.33 million dividend to its shareholders of which $3.33 million was paid to the Georgian government, representing the required 10% withholding tax for dividend distributions to U.S. shareholders. International TC LLC received the $30.0 million dividend distribution and then repaid its loan obligations, principal and interest, to a wholly-owned subsidiary of MIG and Dr. Jokhtaberidze in the amount of $14.73 million and $14.67 million, respectively. The International TC LLC loan obligations, to its then members, originated in September 2005 when it acquired Western Wireless’ indirect 14.5% economic interest in Magticom. Furthermore, International TC LLC distributed the remaining $0.6 million to its members as a dividend, of which a wholly-owned subsidiary of MIG received $0.3 million.

Delisting of Common Stock
      On April 20, 2005, the OTCBB trading system appended the Company’s common stock trading symbol by adding an “E” modifier, due to the Company’s delinquency in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. At the close of business on May 23, 2005 the Company’s common stock was removed from quotation on the OTCBB because the Company was not then in compliance with the NASD Rule 6530, due to the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the SEC. As a result, the Company’s common stock (OTCPK: MTRM) is now quoted solely on the Pink Sheets.

Fuqua Industries, Inc. Shareholder Litigation
      As previously discussed in Note 14, “Commitments and Contingent Liabilities — Litigation — Fuqua Industries, Inc. Shareholder Litigation”, in the fourth quarter of 2004 the Company revised its estimated defendant indemnification costs reserve by recording an increase to its accrual of $3.0 million to reflect the estimated costs that the Company will be obligated to remit to defendants legal counsel. Accordingly, the Company recorded a $3.0 million charge in the fourth quarter of 2004 as a component of its “selling, general and administrative” expense line item contained within its consolidated statements of operations.
      Furthermore, as previously discussed, on April 6, 2006, the Company received approximately $4.6 million from the settlement of the Fuqua Industries, Inc. Shareholder Litigation (the “Settlement”). The aggregate amount of the Settlement was $7.0 million; however, approximately $2.4 million was paid to plaintiff’s legal counsel to cover legal fees and expenses.

Global Settlement and Release Agreement with American Seating
      As previously discussed in Note 14, “Commitments and Contingent Liabilities — Environmental Matters”, on October 6, 2005, the Company entered into a Global Settlement and Release Agreement (the “Settlement”) with American Seating Company (“Amseco”). As a result of the Settlement, the Company received $1.0 million on October 12, 2005, which represented a portion of monies due to the Company pursuant to an asset purchase agreement between the Company’s predecessor and Amseco, dated July 1987. Furthermore, as a result of the Company’s agreement to accept a reduction of amounts due under the asset purchase agreement, Amseco released the Company from its obligation to indemnify Amseco for certain environmental liabilities. The Company, as a matter of law, could still be held accountable for this former subsidiary’s environmental legal obligation should the buyer fail to meet future actionable environmental legal obligations. Such Settlement will result in the Company recognizing other non-operating income of $1.3 million in the fourth quarter of 2005, which also includes the release of the Company’s litigation reserve since the Company was released from the aforementioned agreement to indemnify Amseco under the respective environmental matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Magticom Limited:
      We have audited the accompanying balance sheets of Magticom Limited (the “Company”) as of December 31, 2004 and 2003 and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2004, 2003 and September 30, 2002 and the three-month period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magticom Limited as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and September 30, 2002 and the three month period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2, the accompanying financial statements as of December 31, 2003 and for the years ended December 31, 2003 and September 30, 2002 and the three-month period ended December 31, 2002 have been restated.

/s/ KPMG LIMITED
KPMG Limited
Moscow, Russian Federation
December 14, 2006

MAGTICOM LIMITED
STATEMENTS OF INCOME

			Three Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	September 30,
	2004	2003	2003	2002	2002

		(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)
	(In thousands of US dollars)
Operating revenues:
Subscribers revenues	$80,920	$58,991	$16,841	$12,140	$38,262
Inbound revenues	17,543	10,325	2,778	2,284	6,987
Roaming and other revenues	3,551	2,688	605	374	1,295

Total operating revenues	102,014	72,004	20,224	14,798	46,544
Operating expenses:
Cost of services and connection costs (exclusive of depreciation and amortization)	16,283	10,557	3,065	2,507	6,721
Selling, general and administrative	12,698	8,622	2,396	1,750	7,129
Depreciation and amortization	14,115	12,508	3,376	3,456	12,061
Asset impairment charge	—	—	—	—	750

Operating income	58,918	40,317	11,387	7,085	19,883
Other income and expenses:
Interest income	674	504	423	52	—
Interest expense	—	—	—	—	(776)
Foreign currency gain (loss)	194	(444)	(208)	304	(67)
Other income (expense), net	47	(505)	(6)	(28)	437

Income before income taxes	59,833	39,872	11,596	7,413	19,477
Income tax expense	9,525	8,378	2,680	1,220	3,850

Net income	$50,308	$31,494	$8,916	$6,193	$15,627

See accompanying notes to financial statements.

MAGTICOM LIMITED
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

		(Restated)
	(In thousands of US dollars)
ASSETS
Current assets:
Cash and cash equivalents	$28,410	$17,858
Accounts receivable, net of allowance of $369 and $302, respectively	2,509	1,557
Inventory	265	241
Prepaid expenses and other current assets	916	983

Total current assets	32,100	20,639
Total property and equipment, net	66,167	61,465
Long-term deferred tax assets	2,990	—
Other non-current assets	122	35

Total assets	$101,379	$82,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,965	$1,499
Customer deposits and deferred revenues	5,456	4,257
Accrued and other current liabilities	4,144	5,226

Total current liabilities	11,565	10,982
Deferred revenues, less current portion	311	416

Total liabilities	11,876	11,398
Stockholders’ equity:
Common stock	3,064	3,064
Paid-in surplus	2,446	2,446
Retained earnings	79,126	67,706
Accumulated other comprehensive income (loss)	4,867	(2,475)

Total stockholders’ equity	89,503	70,741

Total liabilities and stockholders’ equity	$101,379	$82,139

See accompanying notes to financial statements.

MAGTICOM LIMITED
STATEMENTS OF CASH FLOWS

			Three Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	September 30,
	2004	2003	2003	2002	2002

		(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)
	(In thousands of US dollars)
Operating activities:
Net income	$50,308	$31,494	$8,916	$6,193	$15,627
Items not requiring cash outlays:
Depreciation and amortization	14,115	12,508	3,376	3,456	12,061
Provision for doubtful accounts	25	(306)	5	—	(484)
Deferred income tax benefit	(3,663)	—	—	(674)	—
Other	(943)	182	—	—	750
Changes in:
Accounts receivable	(764)	(772)	(294)	(53)	801
Inventories	9	(28)	(10)	(9)	235
Accounts payable	261	660	(362)	(2,982)	(2,652)
Other assets and liabilities	(336)	190	152	1,750	2,459

Cash provided by operating activities	59,012	43,928	11,783	7,681	28,797
Investing activities — Additions to property, plant and equipment and other	(12,018)	(20,001)	(4,465)	(3,192)	(18,913)
Financing activities:
Dividends paid	(38,888)	(2,830)	—	—	—
Payments on long-term debt	—	—	—	—	(9,715)
Payments on loans payable to shareholder	—	(10,925)	—	—	336

Cash used in financing activities	(38,888)	(13,755)	—	—	(9,379)
Effect of exchange rate changes on cash	2,446	—	—	—	—
Effect of change in functional currency, net of tax	—	197	—	—	—

Net increase in cash and cash equivalents	10,552	10,369	7,318	4,489	505
Cash and cash equivalents at beginning of period	17,858	7,489	10,540	3,000	2,495

Cash and cash equivalents at end of period	$28,410	$17,858	$17,858	$7,489	$3,000

See accompanying notes to financial statements.

MAGTICOM LIMITED
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

				Accumulated
				Other
				Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’	Comprehensive
	Stock	Surplus	Earnings	(Loss)	Equity	Income

	(In thousands of US dollars)
Balances at October 1, 2001 (as previously reported)	$3,064	$—	$17,112	$—	$20,176
Restatement adjustments	—	—	110	—	110

Balances at October 1, 2001 (as restated)	3,064	—	17,222	—	20,286
Net income and comprehensive income			15,627		15,627	$15,627

Balances at September 30, 2002 (as restated)	3,064	—	32,849	—	35,913
Capital contribution	—	2,446	—	—	2,446
Net income and comprehensive income (as restated)	—	—	6,193	—	6,193	$6,193

Balances at December 31, 2002 (as restated)	3,064	2,446	39,042	—	44,552
Net income (as restated)	—	—	31,494	—	31,494	$31,494
Other comprehensive loss, net of tax:
Adjustment recognized due to change in functional currency (as restated)	—	—	—	(3,311)	(3,311)	(3,311)
Foreign currency translation adjustments (as restated)	—	—	—	836	836	836

Total comprehensive income (as restated)						$29,019

Dividends	—	—	(2,830)	—	(2,830)

Balances at December 31, 2003 (as restated)	3,064	2,446	67,706	(2,475)	70,741
Net income	—	—	50,308	—	50,308	$50,308
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	7,342	7,342	7,342

Total comprehensive income						$57,650

Dividends	—	—	(38,888)	—	(38,888)

Balances at December 31, 2004	$3,064	$2,446	$79,126	$4,867	$89,503

See accompanying notes to financial statements.

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation and Description of Business
      Magticom Limited (the “Company”) owns and operates a Global System for Mobile (“GSM”) telephone network in the country of Georgia, a member of the Commonwealth of Independent States (“CIS”). The Company sells GSM services to individuals and businesses in Georgia. The Company launched commercial service on September 22, 1997.
      The Company was formed on February 12, 1996 as a limited liability company. The shareholders of the Company are generally liable only to the extent of their contributions to the Company. As of December 31, 2004, the Company’s shareholders were Dr. George Jokhtaberidze, a Georgian citizen, who owned 51% and Telcell Wireless, a company incorporated in the United States (“Telcell Wireless”), which owned a 49% interest. According to the terms of the charter of the Company, Telcell Wireless has certain substantive participating rights as certain issues effectively require unanimous approval of the shareholders of the Company, since such issues must be approved by sixty-six percent (66%) of the outstanding shares. Such issues include but are not limited to the appointment, dismissal and compensation of the General Director of the Company, the approval of the annual business plan of the Company, declaration and distribution of dividends of the Company, etc. Metromedia International Group, Inc. (“MIG”) indirectly owned 70.41% of Telcell Wireless with the remaining 29.59% ownership interest being indirectly owned by Western Wireless International (“Western Wireless”).
      The accompanying financial statements have been prepared from the Georgian accounting records for presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements differ from the financial statements issued for statutory purposes in Georgia in that they reflect certain adjustments, not recorded in the Company’s books, which are appropriate to present the financial position, results of operations and cash flows in accordance with U.S. GAAP. Certain reclassifications have been made to the financial statements for prior periods to conform to current year presentation.
      Effective January 1, 2003, the Company changed its fiscal year end from September 30 to December 31. This resulted in a three-month transition period commencing October 1, 2002 and ending December 31, 2002. Accordingly, the Company has included unaudited information for the three-month period ended December 31, 2003 in the accompanying financial statements and notes thereof for comparative purposes.
      As discussed in further detail in Note 2, “Restatement of Prior Financial Information”, in June 2005, the Company determined that it would restate certain prior financial information to reflect correction of past accounting errors.
      As discussed in further detail in Note 12, “Subsequent Events — Ownership Restructuring”, in February 2005 and September 2005, MIG and Dr. George Jokhtaberidze executed a series of transactions that resulted in International Telcell Cellular LLC (“International TC LLC”) owning 100% of the Company. As of June 1, 2006, International TC LLC is 50.1% owned indirectly by MIG, 46.9% by Dr. George Jokhtaberidze and 3% by Gemstone Management Ltd. Through its ownership interests in International TC LLC, MIG now holds 50.1% of the total ownership interest in the Company and is the largest effective owner of the Company and has the ability to exert operational oversight over the Company.

Business and Economic Environment
      The environment for business in Georgia has changed rapidly over the last decade from a system where central planning and direction dominated to one in which market forces increasingly operate. As a result of the speed and continuation of this complex change, the legal and regulatory framework in place in more mature market economies for the protection and regulation of companies and investors is still developing. Georgia has been experiencing political change and macro-economic instability. These factors have affected and may continue to affect the activities of enterprises doing business in this environment. Operating in Georgia

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
involves risks, which do not typically exist in more mature and developed market economies (See Note 11, “Commitments and Contingencies — Contingencies” for additional discussion).
      The accompanying financial statements reflect management’s assessment of the impact of these factors on the operations and the financial position of the Company. The impact on the Company of the current and future business environments may differ from management’s assessment and such differences may be significant.

2.	Restatement of Prior Financial Information
      The Company evaluated its prior financial results and determined that the following accounting errors had been made in its past financial statements:

1. The Company maintained a detailed fixed asset ledger for statutory reporting purposes in the Country of Georgia. However, until the fourth quarter of 2004, the Company did not maintain a detailed fixed asset ledger for U.S. GAAP reporting purposes, instead relying upon the statutory fixed asset ledger and applying average or period end exchange rates for translation of such amounts into the reporting currency. Upon completion of the detailed fixed assets ledger for U.S. GAAP reporting purposes, it was determined that the Company recognized excess depreciation for prior periods. Accordingly, the Company has recognized an increase of $503,000 to the “retained earnings” as of October 1, 2001 and a corresponding decrease in “accumulated depreciation” as of that date. In addition, the Company has reduced its “depreciation” expense by $623,000; $111,000; $78,000; and $411,000 for the year ended September 30, 2002, three months ended December 31, 2002, three months ended December 31, 2003, and the year ended December 31, 2003, respectively;

2. The Company has determined that the accounting for its deferral of activation fees was applied erroneously. Accordingly, the Company has recognized a decrease of $393,000 to “retained earnings” as of October 1, 2001 and a corresponding increase in “current deferred revenues” as of that date. In addition, the Company has recognized an increase in “subscriber revenues” of $178,000; a decrease of $78,000, a decrease of $56,000 and a decrease of $56,000 for the year ended September 30, 2002, three months ended December 31, 2002, three months ended December 31, 2003 and the year ended December 31, 2003, respectively. The Company recognized a corresponding adjustment to its “current deferred revenues” for each affected period;

3. The Company has determined that the expiration of certain deferred revenues for prepaid calling cards was not recognized in the appropriate accounting periods. The correction of such adjustment resulted in an increase in “subscriber revenues” of $106,000 for the three months ended December 31, 2003 and the year ended December 31, 2003. The Company recognized a corresponding decrease to its “current deferred revenues” as of December 31, 2003;

4. The Company has identified certain revenue items that should have been recognized in an accounting period that were identified subsequent to the inclusion of the respective financial statements in filings with the Securities and Exchange Commission (“SEC”). Such amounts resulted in the Company recognizing an increase in “roaming and other revenues” of $102,000 for the three months ended December 31, 2003 and the year ended December 31, 2003. The Company recognized a corresponding increase to its “accounts receivable” as of December 31, 2003;

5. The Company has determined that certain promotions granted to its customers for marketing purposes did not meet the criteria for revenue recognition. Accordingly, the Company reduced its “roaming and other revenues” and “selling, general and administrative” expenses by $221,000 for the three months ended December 31, 2003 and the year ended December 31, 2003;

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

6. The Company has identified certain cost of service items that should have been recognized in an accounting period that were identified subsequent to the inclusion of the respective financial statements in filings with the SEC. Such amounts resulted in the Company recognizing an increase in “cost of services” expenses of $95,000 for the three months ended December 31, 2003 and the year ended December 31, 2003. The Company recognized a corresponding increase to its “accounts payable” as of December 31, 2003;

7. The Company has identified that certain inventory costs included in the cost of services should have been recognized in a subsequent accounting period that were identified subsequent to the inclusion of the respective financial statements in filings with the SEC. Such amounts resulted in the Company recognizing a decrease in “cost of services” expenses of $124,000 for the three months ended December 31, 2003 and the year ended December 31, 2003. The Company recognized a corresponding increase in its “inventory” as of December 31, 2003;

8. The Company has identified certain selling, general and administrative items that should have been recognized in an accounting period that were identified subsequent to the inclusion of the respective financial statements in filings with the SEC. Such amounts resulted in the Company recognizing an increase in “selling, general and administrative” expenses of $110,000 and a reduction of $25,000 for the three months ended December 31, 2003 and the year ended December 31, 2003, respectively. The Company correspondingly increased its “accrued liabilities” by $154,000 and “property and equipment” by $179,000 as of December 31, 2003;

9. The Company failed to accrue interest income of $155,000 earned on its invested funds for the three months and the year ended December 31, 2003. Such amount resulted in the Company recognizing an increase in “interest” income of $155,000 for the three months and the year ended December 31, 2003. The Company recognized a corresponding increase to its “other current assets” as of December 31, 2003;

10. Upon filing the Company’s final tax return for the year ended December 31, 2003, the Company identified certain items that resulted in an increase to income tax expense of $507,000 for the three months and year ended December 31, 2003. In addition, the Company has decreased its “tax expense” for the three months and year ended December 31, 2003 by $70,000, which represents the tax affect of the items identified above. The Company recognized a corresponding increase to its “income taxes payable” of $437,000 as of December 31, 2003; and

11. The Company has reclassified certain items to be consistent with current period presentation and recognized the foreign currency translation adjustments of the above items. Such reclassifications resulted in an increase of $152,000 to “accounts receivable, net”, an increase of $174,000 to “prepaid expenses and other current assets”, an increase of $5,287,000 to “property and equipment, net”, a decrease of $4,210,000 to “other non-current assets”, an increase of $708,000 to “accounts payable”, a decrease of $70,000 to “customer deposits and deferred revenues”, a decrease of $346,000 to “accrued and other current liabilities”, an increase of $416,000 to “deferred revenues, less current portion” and a decrease of $695,000 to “accumulated other comprehensive loss”as of December 31, 2003.

Furthermore, the Company classified items in the Statements of Income to be consistent with current presentation. Service revenues and interconnect and other revenues as described in previous SEC filings have been presented as subscriber revenues and inbound revenues, respectively. Additionally, roaming and other revenues, which were previously included in subscriber revenues, have been separately disclosed resulting in a decrease in “subscriber” revenues of $1,295,000; $374,000; $724,000; and $2,807,000 for the year ended September 30, 2002, three months ended December 31, 2002, three months and year ended December 31, 2003, respectively. Additional reclassifications resulted in an increase of $239,000 to “cost of services” and a corresponding decrease in“selling, general and administrative” expenses for the three months and year ended December 31, 2003; and a decrease of

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

$750,000 to “selling, general and administrative” expenses and a corresponding increase in “asset impairment charge” expense for the year ended September 30, 2002.
      The effect of the adjustments for income statement purposes are summarized in the following tables (in thousands of US dollars):

	Year Ended			Three Months Ended
	December 31, 2003			December 31, 2003

	Originally			Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating revenues:
Subscriber revenues	$61,748	$(2,757)	$58,991	$17,515	$(674)	$16,841
Inbound revenues	10,325	—	10,325	2,778	—	2,778
Roaming and other revenues	—	2,688	2,688	—	605	605

Total operating revenues	72,073	(69)	72,004	20,293	(69)	20,224
Operating expenses:
Cost of services and connection costs (exclusive of depreciation and amortization)	10,347	210	10,557	2,855	210	3,065
Selling, general and administrative	9,107	(485)	8,622	2,746	(350)	2,396
Depreciation and amortization	12,919	(411)	12,508	3,454	(78)	3,376
Asset impairment charge	—	—	—	—	—	—

Operating income	39,700	617	40,317	11,238	149	11,387
Other income (expense):
Interest income	349	155	504	268	155	423
Foreign currency income (loss)	(444)	—	(444)	(208)	—	(208)
Other income (loss)	(505)	—	(505)	(6)	—	(6)

Income before income taxes	39,100	772	39,872	11,292	304	11,596
Income tax expense	7,941	437	8,378	2,243	437	2,680

Net income	$31,159	$335	$31,494	$9,049	$(133)	$8,916

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Year Ended
	December 31, 2002			September 30, 2002

	Originally			Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating revenues:
Subscriber revenues	$12,592	$(452)	$12,140	$39,379	$(1,117)	$38,262
Inbound revenues	2,284	—	2,284	6,987	—	6,987
Roaming and other revenues	—	374	374	—	1,295	1,295

Total operating revenues	14,876	(78)	14,798	46,366	178	46,544
Operating expenses:
Cost of services and connection costs (exclusive of depreciation and amortization)	2,507	—	2,507	6,721	—	6,721
Selling, general and administrative	1,750	—	1,750	7,879	(750)	7,129
Depreciation and amortization	3,567	(111)	3,456	12,684	(623)	12,061
Asset impairment charge	—	—	—	—	750	750

Operating income	7,052	33	7,085	19,082	801	19,883
Other income (expense):
Interest income (expense)	52	—	52	(776)	—	(776)
Foreign currency income (loss)	304	—	304	(67)	—	(67)
Other income (loss)	(28)	—	(28)	437	—	437

Income before income taxes	7,380	33	7,413	18,676	801	19,477
Income tax expense	1,220	—	1,220	3,850	—	3,850

Net income	$6,160	$33	$6,193	$14,826	$801	$15,627

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The effect of the adjustments for balance sheet purposes are summarized in the following table (in thousands of US dollars):

	December 31, 2003

	Originally
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash and cash equivalents	$17,858	$—	$17,858
Accounts receivable, net	1,303	254	1,557
Inventory	117	124	241
Prepaid expenses and other current assets	654	329	983

Total current assets	19,932	707	20,639
Property and equipment, net	54,351	7,114	61,465
Other non-current assets	4,245	(4,210)	35

Total assets	$78,528	$3,611	$82,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$696	$803	$1,499
Customer deposits and deferred revenues	4,084	173	4,257
Accrued and other current liabilities	4,981	245	5,226

Total current liabilities	9,761	1,221	10,982
Deferred revenues, less current portion	—	416	416

Total liabilities	9,761	1,637	11,398
Stockholders’ equity:
Common stock	3,064	—	3,064
Paid-in surplus	2,446	—	2,446
Retained earnings	66,427	1,279	67,706
Accumulated other comprehensive loss	(3,170)	695	(2,475)

Total stockholders’ equity	68,767	1,974	70,741

Total liabilities and stockholders’ equity	$78,528	$3,611	$82,139

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The effect of the adjustments for cash flow purposes are summarized in the following tables (in thousands of US dollars):

	Year Ended			Three Months Ended
	December 31, 2003			December 31, 2003

	Originally			Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating activities:
Net income	$31,159	$335	$31,494	$9,049	$(133)	$8,916
Items not requiring cash outlays:
Depreciation and amortization	12,919	(411)	12,508	3,454	(78)	3,376
Provision for doubtful accounts	(306)	—	(306)	5	—	5
Deferred income tax benefit	—	—	—	—	—	—
Other	182	—	182	—	—	—
Changes in:
Accounts receivable	(518)	(254)	(772)	(40)	(254)	(294)
Inventories	96	(124)	(28)	114	(124)	(10)
Accounts payable	(143)	803	660	(1,165)	803	(362)
Other assets and liabilities	(22)	212	190	(60)	212	152

Cash provided by operating activities	43,367	561	43,928	11,357	426	11,783
Investing activities — Additions to property, plant and equipment and other	(19,440)	(561)	(20,001)	(4,039)	(426)	(4,465)
Financing activities:
Dividends paid	(2,830)	—	(2,830)	—	—	—
Payments on long-term debt	—	—	—	—	—	—
Payments on loans payable to shareholder	(10,925)	—	(10,925)	—	—	—

Cash used in financing activities	(13,755)	—	(13,755)	—	—	—
Effect of exchange rate changes on cash	—	—	—	—	—	—
Effect of change in functional currency, net of tax	197	—	197	—	—	—

Net increase in cash and cash equivalents	10,369	—	10,369	7,318	—	7,318
Cash and cash equivalents at beginning of period	7,489	—	7,489	10,540	—	10,540

Cash and cash equivalents at end of period	$17,858	$—	$17,858	$17,858	$—	$17,858

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Year Ended
	December 31, 2002			September 30, 2002

	Originally			Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating activities:
Net income	$6,160	$33	$6,193	$14,826	$801	$15,627
Items not requiring cash outlays:
Depreciation and amortization	3,567	(111)	3,456	12,684	(623)	12,061
Provision for doubtful accounts	—	—	—	(484)	—	(484)
Deferred income tax benefit	—	(674)	(674)	—	—	—
Other	(674)	674	—	750	—	750
Changes in:
Accounts receivable	(53)	—	(53)	801	—	801
Inventories	(9)	—	(9)	235	—	235
Accounts payable	(2,982)	—	(2,982)	(2,652)	—	(2,652)
Other assets and liabilities	1,672	78	1,750	2,637	(178)	2,459

Cash provided by operating activities	7,681	—	7,681	28,797	—	28,797
Investing activities — Additions to property, plant and equipment and other	(3,192)	—	(3,192)	(18,913)	—	(18,913)
Financing activities:
Dividends paid	—	—	—	—	—	—
Payments on long-term debt	—	—	—	(9,715)	—	(9,715)
Payments on loans payable to shareholder	—	—	—	336	—	336

Cash used in financing activities	—	—	—	(9,379)	—	(9,379)
Effect of exchange rate changes on cash	—	—	—	—	—	—
Effect of change in functional currency, net of tax	—	—	—	—	—	—

Net increase in cash and cash equivalents	4,489	—	4,489	505	—	505
Cash and cash equivalents at beginning of period	3,000	—	3,000	2,495	—	2,495

Cash and cash equivalents at end of period	$7,489	$—	7,489	$3,000	$—	$3,000

      The adjustments previously discussed also resulted in reclassifications of cash used within operating activities for the respective periods, except for capitalization of certain fixed assets during the three months and year ended December 31, 2003, which resulted in an increase to “cash provided by operating activities” and “cash used in investing activities”. In addition, the Company has separately disclosed deferred income tax benefit, which was previously included in other items not requiring cash outlays, for the three months ended December 31, 2002.

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost.

Inventory
      Inventory consists of Subscriber-Identity-Module (“SIM”) cards and pre-paid scratch cards. Cost is determined using the average cost method.

Long-Lived Assets and Intangibles Other Than Goodwill
      Property and equipment is stated at historical cost, less accumulated depreciation and impairment losses. Construction costs, labor, and overhead incurred in the development of the Company’s wireless network are capitalized. Assets not yet in use, which principally consists of redundant network components and spare parts, are not depreciated until placed into service; however, the Company periodically evaluates the carrying value of these assets to ensure that they are not impaired. The cost of maintenance and repairs of property, plant, and equipment is charged to operating expense in the period incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired (other than telecommunications equipment) are removed from the accounts and the resulting gains or losses are included in current operations.
      With respect to telecommunications equipment, the Company has followed the composite group depreciation methodology. As a result, the Company’s telecommunications equipment has been depreciated using an estimated composite life of seven years through December 31, 2004.
      With respect to leasehold improvements, amortization is on a straight-line basis over the estimated useful life of the related assets or over the primary term of the lease, whichever is less, which ranges from 3 to 10 years. Depreciation is provided on a straight-line basis over the estimated useful life of the related assets as follows:

Asset	Estimated Useful Life

Telecommunications equipment	7 years
Buildings	10 years
Office equipment, furniture and software	3-5 years
Vehicles	5 years

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

Revenue Recognition
      The Company earns revenues for usage of its cellular system to provide mobile telephony, roaming, interconnect and related information services. Such revenue is recognized as the services are rendered, based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts and value-added taxes. Amounts collected in advance of the service period, primarily related to prepaid and

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
pay-in-advance customers, are recorded as unearned revenue and are recognized when earned. Interconnect revenues are earned from other telecommunications operators for traffic terminated on Magticom’s network under agreements which also regulate the Company’s use of the other operators’ networks. Revenues are stated net of value-added taxes charged to customers. In addition, revenues are stated net of discounts to dealers that are recognized upon the sale of SIM and Mono Cards.
      Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized into revenue over the estimated customer relationship period, which is currently estimated to be 30 months. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF No. 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”, and is applying it on a prospective basis. This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of wireless service with an SIM Card constitutes a revenue arrangement with multiple deliverables. The Company’s initial adoption of this consensus did not have a material impact on its results of operations, financial position, or cash flows.

Nonmonetary Transactions
      The Company had historically interconnected with a competing mobile telephone provider in Georgia (the “Competitor”) pursuant to an arrangement by which Magticom and the Competitor each terminated traffic originating on the other’s network without explicit charges. Revenues and costs were not reflected in the financial statements of the Company for this exchange of traffic with the Competitor. The Company and the Competitor adopted this historical arrangement in view of the roughly balanced levels of originating and terminating traffic exchanged between them. The arrangement was not accounted for within the Company’s financial statements as the fair value of the Company’s and the Competitor’s capacity was not readily determinable within a reasonable limit.
      In October 2003, the Company and the Competitor adopted a refinement to their historical interconnection arrangement; such that either party was entitled to a payment only if its net traffic volume (incoming less outgoing) exceeded a certain threshold level. Under this arrangement, the Company would recognize only the incremental revenue or cost connected with net traffic volumes in excess of the threshold level. Through September 30, 2004, net traffic thresholds were never exceeded. Consequently, no payments were exchanged between the parties and the Company did not recognize any revenue or cost for U.S. GAAP purposes pursuant to the October 2003 arrangement. The 2003 interconnect arrangement expired on September 30, 2004.
      Effective October 1, 2004, the Company and the Competitor entered into a new contractual arrangement that provided for the billing on a monthly basis, invoices between the two parties for the termination of traffic on each others networks and using the Georgian Government’s regulatory approved tariff rates for interconnect traffic termination. Therefore, beginning with the Company’s fourth quarter 2004 financial statements, the Company has recognized revenue for termination of the Competitor’s traffic and cost of sales for the Competitor’s termination of the Company’s traffic. This contractual arrangement expired on September 30, 2005 and was renewed for an additional one-year term.

Advertising and Marketing
      The Company expenses the cost of advertising and marketing as incurred. Advertising expense for the years ended December 31, 2004 and 2003 and September 30, 2002 and the three-month periods ended December 31, 2003 and 2002 was $1,340,000, $1,229,000; $718,000; $403,000 and $145,000, respectively.

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation
      The currency of Georgia is the Georgian Lari (“GEL”). The GEL is not a convertible currency outside of Georgia and, accordingly, any conversion of GEL amounts to U.S. Dollars should not be construed as a representation that GEL amounts could be in the future converted into U.S. Dollars at the exchange rate shown, or at any other exchange rate.
      Until March 31, 2003, the Company’s measurement currency was the U.S. Dollar, because it reflected the economic substance of the underlying events and circumstances of the Company. On April 1, 2003, the Company determined that the repayment of all loans, which were U.S. Dollar denominated, required it to reevaluate its operations and, as a result, it concluded that as of that date, the functional currency should change from the U.S. Dollar to the GEL. Consequently, at April 1, 2003, the historical bases of the Company’s non-monetary assets were translated to GEL using the exchange rate in effect as of that date, except for the historical base of the Company’s non-monetary assets that were acquired before January 1, 1999, which were set using the exchange rate in effect as of January 1, 1999, because as at that date the GEL ceased to be highly inflationary. The translation of the non-monetary assets for the period from January 1, 1999 to April 1, 2003 using the GEL as functional currency resulted in a decrease in property, plant and equipment of $2,461,000 and an addition of $850,000 to deferred taxes resulting from the temporary differences between the historical bases and the tax bases of the non-monetary assets, which were recorded as a cumulative translation adjustment in equity. The U.S. Dollar remains the Company’s reporting currency.
      The Company’s financial results for the years ended December 31, 2004 and 2003 were favorably affected by the strengthening of the GEL, the Company’s functional currency from April 1, 2003, against the U.S. Dollar. The GEL average exchange rate against the U.S. dollar for the year ended December 31, 2004 increased by 11% compared to the average exchange rate of the GEL against the U.S. Dollar for the year ended December 31, 2003.
      In accordance with the Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign currency denominated monetary assets and liabilities are translated into the functional currency at the year-end exchange rate as set by the Central Bank of Georgia.
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

Fair Value of Financial Instruments
      Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments” requires disclosure of fair value information about all financial instruments held by a company except for certain excluded instruments and instruments for which it is not practical to estimate fair value. The

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
carrying value of the Company’s financial instruments approximates their respective fair value, because of the short maturities of the instruments.

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

New Accounting Pronouncements
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities (“FIN No, 46”)” and issued FIN No. 46R in December 2003, which amended FIN No. 46. Both FIN No. 46 and FIN No. 46R requires certain variable interest entities (“VIE”) to be consolidated in certain circumstances by the primary beneficiary, even if it lacks a controlling financial interest. The adoption of FIN No. 46 and FIN No. 46R did not have a material impact on the Company’s operational results or financial position, as Magticom does not have any VIEs.
      In September 2004, the EITF reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (“EITF No. 04-10”)”, that operating segments that do not meet the quantitative thresholds of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”)” can be aggregated only if the segments have similar economic characteristics and the segments share a majority of the aggregation criteria listed in SFAS No. 131. The adoption of EITF No. 04-10 had no material effect on the Company’s financial position, result of operations, or disclosures as management has determined that Magticom operates in one segment.

4.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2004	2003

		(Restated)
Telecommunications equipment	$105,412	$90,415
Office equipment, furniture and software	8,781	3,859
Buildings	5,896	2,448
Vehicles	1,436	737
Assets not yet in use	9,456	8,286

	130,981	105,745
Accumulated depreciation and amortization	(64,814)	(44,280)

	$66,167	$61,465

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
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
      As a result of the financing, the Company incurred interest expense of $151,000 during the year ended September 30, 2002. Interest expense related to this financing was nil for all other periods presented.

6.	Loans Payable to Shareholder
      The Company had an agreement with a shareholder, Telcell Wireless, to provide financing. The shareholder financing was initially a $2,000,000 non-interest bearing loan, but was expanded into two additional lines of credit of $6,000,000, entered into in 1997, and $11,000,000, entered into in 1998 resulting in total available financing of $19,000,000. The $6,000,000 line of credit incurred interest at LIBOR plus 5% and the $11,000,000 line of credit incurred interest at LIBOR plus 3.5%. Such balances were fully repaid on February 21, 2003.
      As a result of the shareholder loan agreements, interest expense amounted to $258,000 for the year ended September 30, 2002. Interest expense related to this financing was nil for all other periods presented. In the three months ended December 31, 2002, Telcell Wireless agreed to forgive the interest payable on the interest-bearing note, subject to all shareholder loans being repaid by February 28, 2003. Accordingly, the Company recognized $3,120,000 of forgiven interest, net of income taxes of $674,000, as additional paid-in surplus in the three months ended December 31, 2002.

7.	Common Stock
      At the date of inception, February 1996, the charter capital of the Company was 2,500 GEL, which was the equivalent of $2,000. The capital contributions from the original shareholders took the form of both cash and property contributions. In August 1996, the date Telcell Wireless became a shareholder and contributed $2,500,000 of cash, the shareholders of Magticom, including Telcell Wireless, adopted a new charter pursuant to which the charter fund of the Company increased to 6,300,000 GEL, which was the equivalent of $5,000,000. Such charter capital is comprised of 1,000 participatory shares at a nominal value of 6,300 GEL per share, or the equivalent of $5,000 par value per share. As a result, the capital contributions from shareholders is $3,064,000, represented by both cash contributions and the fair market value of shareholder contributed property.
      A condition of the Telcell Wireless non-interest bearing loan agreement required that the Company pay no dividends to partners or shareholders in 1997 and thereafter, until the Company fulfilled its obligations under the non-interest bearing loan agreement. Such agreement was terminated on February 26, 2003, when the loan was repaid. As included in the final settlement relative to the shareholder loan, the shareholder, Telcell Wireless forgave interest due under the interest bearing lines of credit totaling $3,120,000. Accordingly, the Company recognized $3,120,000, net of income taxes of $674,000, as additional paid-in surplus in the quarter ended December 31, 2002.
      On May 29, 2003, the Company declared dividends to its shareholders totaling $2,830,000 ($2,830 per share). The dividends were paid in June and July 2003.
      On February 17, 2004, the Company declared dividends to its shareholders totaling $23,333,000 ($23,333 per share) of which, $7,778,000 was paid on February 27, 2004 and the balance was paid on April 23, 2004.

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On April 8, 2004, the Company declared dividends to its shareholders totaling $15,555,000 ($15,555 per share) of which, $15,349,000 was paid on September 28, 2004 and the balance, $206,000 on October 1, 2004.
      See Note 12, “Subsequent Events — Dividend Distributions” for additional discussion of dividends issued to shareholders subsequent to December 31, 2004.

8.	Income Tax
      For Georgian income tax purposes, the Company had an income tax exemption until October 28, 2001, being one year after declaring its first taxable profit. After that time, the Company became subject to income tax at the full rate, as governed by the January 29, 2001 amendment to the Georgian Tax Code. All of the income tax expense is related to Georgian taxes on profits recognized.
      Income tax expense (benefit) consists of the following (in thousands):

			Three Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	September 30,
	2004	2003	2003	2002	2002

		(Restated)	(Restated)	(Restated)	(Restated)
Current	$13,188	$9,228	$2,680	$1,914	$3,850
Deferred	(3,663)	(850)	—	(694)	—

Provision for income taxes	$9,525	$8,378	$2,680	$1,220	$3,850

      The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and September 30, 2002 and the three-month periods ended December 31, 2003 and 2002 are $(2,289,000); $(224,000); $425,000; $(11,000) and $(68,000), respectively.
      The Company determined in the fourth quarter of 2004 that future taxable income will more likely than not be sufficient to realize the deferred tax assets. Thus the valuation allowance for such deferred tax assets was released in the fourth quarter of 2004.

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2004	2003

		(Restated)
Current:
Accrued and other current liabilities	$222	$255
Accounts receivable	165	—
Allowance for doubtful accounts	74	60
Other	—	(31)

Total current deferred tax assets	461	284
Less valuation allowance	—	(284)

Net current deferred tax assets	$461	$—

Long-term:
Property and equipment	$2,807	$1,953
Deferred revenue	62	83
Other	121	(31)

Total long-term deferred tax assets	2,990	2,005
Less valuation allowance	—	(2,005)

Net long-term deferred tax assets	$2,990	$—

      The Company’s provision for income taxes differs from the provision that would have resulted from applying Georgian statutory rates as follows (in thousands):

			Three Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	September 30,
	2004	2003	2003	2002	2002

		(Restated)	(Restated)	(Restated)	(Restated)
Tax expense based on statutory rate	$11,967	$7,974	$2,319	$1,483	$3,895
Income during income tax holiday	—	—	—	—	(438)
Non-deductible expenses, net of nontaxable (income)	(36)	157	157	(195)	(32)
Change in valuation allowance	(2,476)	(97)	(50)	(68)	425
Other	70	344	254	—	—

Provision for income taxes	$9,525	$8,378	$2,680	$1,220	$3,850

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Other Financial Statement Information

Cash and Cash Equivalents
      The Company holds accounts with various banks, which are denominated in GEL or other foreign currencies. Cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

United States Dollar	$27,282	$17,005
Georgian Lari	1,124	776
Other currencies	4	77

	$28,410	$17,858

      The Company has on deposit the majority of its available cash with two Georgian banks, of which one held $14,733,000 and the other held $13,359,000 as of December 31, 2004.

Prepaid expenses and Other Current Assets
      Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

		(Restated)
Prepaid expenses	$118	$346
Deferred tax asset	461	—
Restricted cash	234	64
VAT receivable	36	266
Intercompany receivables	—	66
Interest receivable	—	155
Other receivables	67	86

	$916	$983

      The Company utilizes the services of a third party to provide an efficient method of settling mutual receivables and payables arising from roaming activities with its roaming partners. In connection with those services, the Company has two bank accounts whose sole purpose is to account for these roaming activities. At December 31, 2004 and 2003, these accounts are classified as restricted cash.

Accrued and Other Current Liabilities
      Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

		(Restated)
Income and other taxes payable	$3,919	$4,985
Other accrued liabilities	225	241

	$4,144	$5,226

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

			Three Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,	December 31,	September 30,
	2004	2003	2003	2002	2002

Cash paid during the period:
Interest paid	$—	$—	$—	$—	$340

Income taxes paid	$15,633	$7,243	$2,106	$1,310	$2,498

10.	Related Party Transactions
      NeoStudia is owned by an affiliate of Dr. George Jokhtaberidze, a shareholder of the Company. For the years ended December 31, 2004 and 2003 and September 30, 2002 and the three-month periods ended December 31, 2003 and 2002, the Company incurred $621,000; $881,000; $472,000; $226,000 and $172,000, respectively, in relation to advertising work and services from NeoStudia. As of December 31, 2004 and 2003, the Company had reimbursed NeoStudia for all amounts incurred during the respective periods.
      MagtiWin is majority owned by certain employees of the Company. MagtiWin and the Company are located in the same premises. For the years ended December 31, 2004 and 2003 and the three-month period ended December 31, 2003, the Company incurred and expensed or capitalized as part of construction projects $823,000; $746,000 and $449,000, respectively, in relation to remodeling costs of the Company’s main offices in Tbilisi and reimbursement for costs associated with the construction of certain properties the Company agreed to provide as compensation to certain employees. In addition to the amounts incurred by MagtiWin on behalf of the Company during 2004, the Company and MagtiWin entered into an exchange of office space and warehouse space. The Company surrendered certain warehouse space with a carrying value of $157,000 (which approximates its fair value) and $41,000 cash and the Company obtained from MagtiWin office space with a fair value of $198,000. The Company believes that such transfers were on an arms length basis. As of December 31, 2004 and 2003, the Company has outstanding payables owed to MagtiWin totaling $67,000 and $2,000, respectively.
      Telecom Georgia has an interconnect arrangement with the Company whereby Telecom Georgia utilized the Company’s network for the termination of its customer traffic on the Company’s network and Telecom Georgia provided long distance, inter-CIS and local interconnect telephone services to the Company. As of December 31, 2004, Telecom Georgia was 30% owned by International Telcell Inc., which was also an indirect majority shareholder of Telcell Wireless. In February 2005, International Telcell Inc. converted into a limited liability company, now known as International Telcell LLC and increased its ownership interest in Telecom Georgia to 81% by acquiring from the Georgian government their 51% ownership interest in Telecom Georgia. For the years ended December 31, 2004 and 2003 and September 30, 2002 and the three-month periods ended December 31, 2003 and 2002, the Company recognized revenues of $1,892,000; $3,282,000; $3,918,000; $709,000 and $845,000, respectively, for the termination of Telecom Georgia traffic on its network. In addition, for the years ended December 31, 2004 and 2003 and September 30, 2002 and the three-month periods ended December 31, 2003 and 2002, the Company incurred interconnection expenses of $1,895,000; $1,927,000; $1,441,000; $493,000 and $404,000, respectively, for the termination of traffic on Telecom Georgia’s network. As of December 31, 2004, the Company has an outstanding receivable from Telecom Georgia of $24,000. As of December 31, 2003, the Company has an outstanding payable to Telecom Georgia of $66,000.

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Commitments
      The Company has operating leases that are cancelable at the Company’s discretion with one-month notice, primarily for the lease of land for base stations. For the years ended December 31, 2004 and 2003 and September 30, 2002 and the three-month periods ended December 31, 2003 and 2002, rent expense for these leases totaled $466,000; $380,000; $373,000; $99,000 and $78,000, respectively.
      The Company has entered into a purchase commitment with a supplier totaling 1.7 million Euros ($2.3 million) for certain telecommunications equipment as of December 31, 2004, which was fulfilled subsequent to December 31, 2004.

Contingencies
      The ability of the Company to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in the country of Georgia. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.
      In the fourth quarter of 2003, widespread discontent over prior public elections in Georgia resulted in the premature resignation of President Eduard Shevardnadze and the election of Mikhail Saakashvili as the new president of Georgia. These events had significantly increased the level of political uncertainty in Georgia and significantly increased the possibility of general economic distress, civil unrest, terrorism and a collapse of consumer confidence in Georgia. Present conditions in Georgia significantly increase the possibility of general economic distress and a reduction in consumer confidence in Georgia, each of which could have a material adverse effect on the Company’s operations.
      The Company is dependent upon access to networks of local operators or interconnect parties for a significant portion of its telephony operations. There is no assurance that the Company will continue to have access to these operators’ networks or that such access will be on favorable tariffs. In addition, the Company is dependent upon its licenses. The failure of the Company to obtain renewal of such licenses would have a material adverse impact on the Company.
      The Company is involved in other various legal and regulatory proceedings. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any of these known, pending or threatened legal proceedings will not have a material effect on the Company’s financial position and results of operations.

Tax Matters
      The Company is obligated to pay value added taxes (“VAT”) on the purchase of assets, and for certain other transactions. In many instances, VAT can be offset against VAT the Company collects and otherwise would remit to the tax authorities, or may be refundable. Because the interpretation in some jurisdictions of Georgia is changing, the local tax authorities could assert that the Company is obligated to pay additional amounts of VAT. The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with VAT, the Company’s VAT obligation may be in excess of the estimated amount expensed to date and accrued at December 31, 2004. In the opinion of management, any additional VAT the Company may be obligated to pay would not be material. However, depending on the amount and timing of

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
any unfavorable resolution of this contingency, it is possible that the Company’s future results of operations could be materially affected in a particular period.
      The Georgian Tax Inspectorate has performed a review of certain interconnect arrangements that the Company has with other telecommunications businesses within the country of Georgia to determine whether the Company complied with Georgian tax regulations. In addition, at the request of the Prosecutor General’s Office of the country of Georgia, the Center for Expertise and Special Inquiries of the Ministry of Justice of Georgia has completed an additional review of interconnect arrangements to determine whether the Company has complied with Georgian tax regulations. No material adverse finding has been issued against the Company as a result of either investigation.
      On December 22, 2004, the Georgian Government adopted a new Tax Code, which came into force from January 1, 2005. From twenty-one existing taxes in the country of Georgia, only seven remain in the new tax code: social, income, profit, VAT, excise, property and gambling. Several tax rates have been decreased: the social tax — from 31% to 20%, personal income tax — from a progressive tax averaging 18% to a flat tax of 12%, VAT — from 20% to 18% effective July 1, 2005. The Company’s corporate income tax rate remained 20%.

12.	Subsequent Events

Distribution of Dividends
      On January 14, 2005, the Company declared dividends to its shareholders totaling $30,000,000 ($30,000 per share), which were paid on February 4, 2005. Of this amount, approximately $28,400,000 represents free cash flows that were generated based on business operational performance in 2004.
      On September 15, 2005, the Company declared and paid a dividend of $18,889,000 ($18,889 per share).
      On October 18, 2006, the Company declared and paid a dividend of $33,333,333 ($33,333 per share).

Ownership Restructuring
      As previously discussed in Note 1, “Basis of Presentation and Description of Business”, on February 15, 2005, MIG executed a series of transactions with Dr. Jokhtaberidze, co-founder and then majority owner of Magticom, whereby MIG reorganized its ownership interest in Magticom. The net result of these transactions, was as follows:

•	MIG’s economic ownership in the Company increased to 42.8% from 34.5%. Through MIG’s majority economic ownership interest (50.1%) in International TC LLC, an intermediary holding company that owned, directly and indirectly as of February 28, 2005, 85.5% of the Company, MIG obtained the largest economic ownership interest in the Company and gained the ability to exert operational oversight over the Company. Dr. George Jokhtaberidze owned, prior to June 1, 2006, the remaining 49.9% interest in International TC LLC;

•	A wholly-owned subsidiary of MIG issued a promissory note in the amount of $23.1 million to Dr. Jokhtaberidze as payment for the additional 8.3% Magticom interest that MIG obtained in February 2005 (the “Dr. Jokhtaberidze Promissory Note”); and

•	International TC LLC subsequently entered into an agreement with the Georgian government that resulted in the cancellation, in exchange for a cash payment of $15.0 million, of the Georgian government’s rights to obtain a 20% purchase option in the Company. The $15.0 million payment was funded by pro-rata cash contributions to International TC LLC from MIG and Dr. Jokhtaberidze. The Georgian government’s right to obtain a 20% purchase option in the Company resulted from a series of negotiations and agreements that were executed in April 2004 associated with MIG’s, but most

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

importantly Dr. Jokhtaberidze’s ownership interest in the Company. These negotiations and agreements were a precursor to the, previously discussed, February 2005 agreements associated with the reorganization of ownership interest in the Company.

Specifically, in February 2004, Dr. George Jokhtaberidze, who is also the son-in-law of former Georgian president Eduard Shevardnadze, was arrested in Georgia pending investigation of various tax-related matters related to his ownership interest in the Company. On April 26, 2004, the prosecution of Dr. Jokhtaberidze by the Georgian government was dropped without any finding of wrongdoing and Dr. Jokhtaberidze was released from investigative detention. On the same day, the Georgian government’s investigation into past business and tax payment practices of the Company were completed with no adverse findings.
      The partnership agreement for International TC LLC between MIG and Dr. Jokhtaberidze provides MIG operational oversight of International TC LLC and its subsidiaries, including Magticom, subject to certain minority partner participatory rights.
      On September 15, 2005, MIG and Dr. Jokhtaberidze acquired the 14.5% effective interest in the Company, formerly owned by Western Wireless, for a cash price of $43.0 million. As a result, MIG owns 50.1% of the Company through various holding companies and Dr. Jokhtaberidze owned, prior to June 1, 2006, the remaining 49.9%. MIG and Dr. Jokhtaberidze funded the $43.0 million purchase in proportion to their respective ownership interests. Concurrent with this transaction, MIG paid in full, all principal and interest due to Dr. Jokhtaberidze, under the Dr. Jokhtaberidze Promissory Note.
      On June 1, 2006, Dr. Jokhtaberidze divested 3% of his ownership interest in International TC LLC to Gemstone Management, Ltd., a British Virgin Islands company. This ownership restructuring had no significant effect on the minority partner participatory rights since the International TC LLC agreement that was executed in February 2005 had contemplated that this event might occur at some point in the future.

License Acquisitions
      On January 25, 2005, the Georgian regulatory authority announced a tender of new mobile telephony spectrum license for 18% of the 800 MHz radio frequency spectrum available in Georgia for offering CDMA, data, voice and video services. On March 11, 2005, the Georgian regulatory authority announced a tender of new mobile telephony spectrum license for 25% of the 3G frequency spectrum available in Georgia for offering 3G GSM mobile voice, data and video services. Each license will grant its holder a ten-year commercial right to use the respective spectrum, however, the holder must offer commercial service using the spectrum covered by the license within one year. Applications for participation in the 800 MHz tender were closed on April 14, 2005 and for participation in the 2.1 GHz tender on May 25, 2005. Tender applicants were required to pay 10% of the minimum license fee at time of filing their application; such amount either being refunded, if the applicant is unsuccessful in obtaining the license being tendered or being applied to the total final license fee due from a successful applicant. Magticom applied timely for participation in both tenders and made the requisite application payments.
      On May 25, 2005, an auction among three applicants for the 800 MHz license was held at which Magticom entered the winning bid of GEL 26,100,000 ($14,300,000). Magticom indicated its commitment to purchase the 800 MHz license for the final auction price on June 24, 2005, at which time 30% of that price was paid (less the 10% application payment of GEL 580,000 ($300,000)). The remaining portion of the price was payable in monthly installments. Such license was granted on July 1, 2005. Magticom completed technical trials of the CDMA spectrum within one year as required by the license.
      On August 5, 2005, an auction among three applicants for the 2.1 GHz license was held at which Magticom entered the winning bid of GEL 20,400,000 ($11,300,000). Magticom indicated its commitment to purchase the 2.1 GHz license for the final auction price on September 2, 2005, at which time 30% of that price

MAGTICOM LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
was paid (less the 10% application payment of GEL 850,000 ($460,000)). The remaining portion of the price was payable in monthly installments. Such license was granted on September 9, 2005. Magticom completed technical trials of the 3G GSM spectrum within one year as required by the license.
      On November 22, 2005, Magticom acquired at auction a license to use 20% of the 1,800 MHz (or equivalent to 15% of the combined 900 MHz and 1,800 MHz) radio frequency spectrum available in Georgia for offering GSM data and voice services. Magticom has paid approximately 1.0 million GEL (approximately $0.6 million) for the license, which is usable for a period of ten years.
      On April 25, 2006, license rights for additional 3G radio frequency spectrum, representing less than 25% of the available 3G radio frequency spectrum, were offered at auction; in which the winning bid was approximately 20 million GEL (approximately $11 million). Magticom did not directly participate in the tender; however, Magticom has entered into agreements with the winner of the April 2006 auction, pursuant to which Magticom will acquire from that party license rights to all of their license rights. Magticom anticipates paying the full winning bid price, plus a nominal mark-up, for these license rights. Following the purchase, Magticom’s 3G spectrum holdings is less than 50% of total 3G spectrum, as required by Georgian law.
      On July 7, 2006, the Georgian regulator renewed the Company’s 900 MHz’s radio frequency spectrum licenses for another ten year period, effective immediately. The Company paid a license renewal fee of GEL 24.9 million (approximately $13.7 million).
      As noted above, the newly acquired licenses require that Magticom must offer commercial service using the spectrum covered by the licenses within one year. In addition, Magticom must offer such service throughout Georgia within three years. Accordingly, Magticom expects significant capital expenditures for the foreseeable future.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands, except per share amounts)
Revenues	$—	$—	$—
Cost and expenses:
Selling, general and administrative	15,586	14,011	8,204
Depreciation and amortization	54	132	64

Operating loss	(15,640)	(14,143)	(8,268)
Other income (expense):
Interest expense	(16,139)	(17,999)	(21,921)
Interest income on cash and cash equivalents	356	133	293
Interest income, net — accrued on credit lines with subsidiaries	39,558	35,710	33,134
Equity in losses of subsidiaries	(32,613)	(27,708)	(79,402)
Gain on retirement of debt	—	24,582	—
Other income	76	—	904
Income tax (expense) benefit	(156)	—	4,403

(Loss) income from continuing operations before discontinued components and the cumulative effect of changes in accounting principles	(24,558)	575	(70,857)
Income (loss) from discontinued components	6,595	10,266	(36,269)
Cumulative effect of changes in accounting principles	—	2,023	(1,127)

Net (loss) income	(17,963)	12,864	(108,253)
Cumulative convertible preferred stock dividend requirement	(18,790)	(17,487)	(16,274)

Net loss attributable to common stockholders	$(36,753)	$(4,623)	$(124,527)

(Loss) income per common share — Basic and diluted:
Continuing operations	$(0.46)	$(0.18)	$(0.93)
Discontinued components	0.07	0.11	(0.38)
Cumulative effect of change in accounting principle	—	0.02	(0.01)

Net loss per share attributable to common stockholders	$(0.39)	$(0.05)	$(1.32)

Weighted average number of common shares — Basic and diluted	94,035	94,035	94,035

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

		(Restated)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,279	$24,630
Investments in discontinued components and business ventures held for sale	—	19,752
Other assets	946	1,677

Total current assets	33,225	46,059
Investment in and receivables from subsidiaries	117,913	111,103
Other non-current assets	6,848	4,035

Total assets	$157,986	$161,197

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$566	$1,069
Accrued expenses	21,910	14,371

Total current liabilities	22,476	15,440
Long-term debt	152,026	152,026
Other long term liabilities	—	3,827

Total liabilities	174,502	171,293
Stockholders’ deficiency:
Preferred stock	207,000	207,000
Common stock	940	940
Paid-in surplus	1,195,864	1,195,864
Accumulated deficit	(1,419,409)	(1,401,446)
Accumulated other comprehensive loss	(911)	(12,454)

Total stockholders’ deficiency	(16,516)	(10,096)

Total liabilities and stockholders’ deficiency	$157,986	$161,197

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands)
Operating activities:
Net (loss) income	$(17,963)	$12,864	$(108,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54	132	64
Equity in (income) losses of subsidiaries and discontinued components, net of intercompany interest	(13,540)	(18,268)	82,537
Accretion of debt discount	—	—	5,253
Gain on retirement of debt	—	(24,582)	—
Cumulative effect of changes in accounting principles	—	(2,023)	1,127
Changes in:
Other current assets	731	3,482	(3,688)
Accounts payable, accrued expenses and other liabilities	(2,867)	(4,631)	(1,954)
Other non-current assets	1,837	(129)	(2,265)

Cash used in operating activities	(31,748)	(33,155)	(27,179)
Investing activities:
Loan principal and liquidating dividends received from subsidiaries	45,050	58,062	45,863
Cash paid on behalf of or advanced to subsidiaries	(5,653)	(18,751)	(15,287)

Cash provided by investing activities	39,397	39,311	30,576

Net increase in cash and cash equivalents	7,649	6,156	3,397
Cash and cash equivalents at beginning of year	24,630	18,474	15,077

Cash and cash equivalents at end of year	$32,279	$24,630	$18,474

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

(A)	The accompanying parent company financial statements reflect only the operations, balance sheet and cash flows of Metromedia International Group, Inc. (the “Company” or the “Registrant”) for the years ended December 31, 2004, 2003 and 2002. As discussed in Note 1 of the “Notes to Consolidated Financial Statements,” the Company is a holding company that has economic interests in business ventures that principally provide telecommunications services to customers in the country of Georgia.

(B)	The Company has determined that it should restate certain reports, including the accompanying parent company financial statements, included previously on Form 10-K and Form 10-Q to reflect the correction of certain past accounting errors. For additional information and specific errors corrected, see Note 2 of the “Notes to Consolidated Financial Statements.”

(C)	The principal repayments of the Registrant’s borrowings under contractual terms of debt agreements are as follows (in thousands):

December 31, 2004

2005-2006	$—
2007	$152,026

For additional information regarding the Registrant’s and subsidiaries’ borrowings under debt agreements and other debt, see Note 7 of the “Notes to Consolidated Financial Statements.”

On April 24, 2003, the Company completed an exchange with Adamant Advisory Services (“Adamant”) of certain of its business ventures in Russia for, among other things, $58.6 million face value of Senior Notes held by Adamant, $5.0 million in cash and a release of its $3.5 million obligation to pay interest accrued on the Senior Notes being exchanged (see Notes 7 and 12 of the “Notes to Consolidated Financial Statements.” With the completion of this transaction, the outstanding principal balance on the Senior Notes was reduced to $152.0 million.

On June 3, 2005, the Company defaulted on certain covenants outlined in the trustee agreement governing the Senior Notes. The Company paid a fee of $0.4 million to holders of the Senior Notes on June 9, 2005, which granted the Company an extension to July 15, 2005 to remedy the events of default. On July 16, 2005, the Company failed to remedy the defaults, thus an event of default occurred as of that date.

In addition, on August 8, 2005, the Company completed redemption of the Registrant’s outstanding debt with the proceeds from the disposition of PeterStar. For additional information, see Note 19 of the “Notes to Consolidated Financial Statements.”

(D)	The Condensed Statements of Cash Flows have been presented net of non-cash intercompany interest of $39,816; $35,710; and $33,134 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, as outlined in Note 7 of the “Notes to Consolidated Financial Statements,” the Company redeemed $58,605 of Senior Notes in exchange of its interests in certain businesses during the year ended December 31, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
METROMEDIA INTERNATIONAL GROUP, INC.
ALLOWANCES FOR DOUBTFUL ACCOUNTS, ETC.
(DEDUCTED FROM CURRENT RECEIVABLES)

	Balance at	Charged to
	Beginning	Costs and	Deduction/	Balance at
	of Period	Expenses	Write-Offs	End of Period

	(In thousands)
Year ended December 31, 2004	$1,998	$915	$(523)	$2,390
Year ended December 31, 2003	$2,032	$394	$(428)	$1,998
Year ended December 31, 2002	$1,697	$658	$(323)	$2,032

EXHIBIT INDEX

Designation
of		Document with Which Exhibit
Exhibit in		was Previously Filed with
This		Commission Exhibits Incorporated
Form 10-K	Description of Exhibits	Herein by Reference

2.1	Agreement and Plan of Merger, dated as of May 18, 1999, among Metromedia International Group, Inc. Moscow Communications, Inc. and PLD Telekom Inc.	Current Report on Form 8-K dated May 19, 1999

2.2	Certificate of Ownership and Merger of Landmet Group, Inc. into Metromedia International Group, Inc. dated December 7, 1998	Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 3.5

3.1	Restated Certificate of Incorporation of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(a)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.	Annual Report on form 10-K for the year ended December 31, 2002, Exhibit 3.2

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Metromedia International Group, Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.7

3.4	Certificate of Designation of 7.25% Cumulative Convertible Preferred Stock of Metromedia International Group, Inc.	Form 8-A, dated September 11, 1997, Exhibit 1.1

3.5	Restated By-laws of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3(b)

4.1	Indenture dated as of September 30, 1999, between Metromedia International Group, Inc. and U.S. Bank National Association as Trustee	Current Report on Form 8-K for event occurring on September 30, 1999

4.2	First Supplemental Indenture dated June 14, 2005, by and between Metromedia International Group, Inc. and U.S. Bank National Association (f/k/a U.S. Bank Trust Association) as trustee	Current Report on Form 8-K dated June 17, 2005, Exhibit 4.1

4.3	Second Supplemental Indenture, dated as of July 15, 2005, between Metromedia International Group, Inc. and U.S. Bank National Association (f/k/a U.S. Bank Trust National Association) as trustee	Current Report on Form 8-K dated July 25, 2005, Exhibit 4.1

9.1	Form of lock-up and voting agreement with representatives of holders of Metromedia International Group, Inc. 7.25% Cumulative Convertible Preferred Stock	Current Report on Form 8-K dated October 2, 2006, Exhibit 10.1

9.2	Form of amendment to the lock-up and voting agreements with representatives of holders of Metromedia International Group, Inc. 7.25% Cumulative Convertible Preferred Stock	Current Report on Form 8-K dated November 20, 2006, Exhibit 10.1

10.1	Retirement Plan executed November 1, 1990, as amended effective January 1, 1989	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.7

10.2	Supplemental Retirement Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1983, Exhibit 10.8

Designation
of		Document with Which Exhibit
Exhibit in		was Previously Filed with
This		Commission Exhibits Incorporated
Form 10-K	Description of Exhibits	Herein by Reference

10.3	Amendment to Supplemental Retirement Plan of The Actava Group Inc., effective April 1, 1992	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.10

10.4	Form of Indemnification Agreement between Actava and certain of its directors and executive officers	Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.14

10.5	Environmental Indemnity Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.21

10.6	The Metromedia International Group, Inc. 1996 Incentive Stock Plan	Proxy Statement dated August 6, 1996, Exhibit B

10.7	Management Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.37

10.8	License Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.39

10.9	Amendment No. 1 to License Agreement dated June 13, 1996 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.46

10.10	Amendment No. 1 to Management Agreement dated as of January 1, 1997 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.47

10.11	Note and Warrant Modification Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., The Travelers Insurance Company and The Travelers Indemnity Company	Current Report on Form 8-K dated May 19, 1999

10.12	Letter Agreement, dated as of December 31, 2001, between Metromedia International Group, Inc. and Metromedia Company, terminating the Management Agreement, dated November 1, 1995, as amended, between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.60

10.13	Consulting Services Agreement, dated as of January 1, 2002, between Metromedia International Group, Inc. and Metromedia Company	Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.61

10.14	Asset Purchase Agreement, dated as of October 22, 2002, among SMI SNP, Inc., Metromedia International Group, Inc. and Snapper, Inc.	Current Report on Form dated December 4, 2002, Exhibit 99.1

10.15	Purchase Agreement, dated as of April 24, 2003, among Metromedia International Group, Inc., MITI, MII, ITI, and Adamant Advisory Services, Inc.	Current Report on Form 8-K dated April 30, 2003, Exhibit 10.1

10.16	Agreement dated as of May 31, 2002 between Metromedia International Group, Inc. and Elliott Associates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.67

Designation
of		Document with Which Exhibit
Exhibit in		was Previously Filed with
This		Commission Exhibits Incorporated
Form 10-K	Description of Exhibits	Herein by Reference

10.17	Amendment to License Agreement dated April 16, 2004 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.27

10.18	Employment Agreement by and between Metromedia International Group, Inc. and Mark S. Hauf dated October 6, 2003	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 99.1

10.19	Employment Agreement by and between Metromedia International Group, Inc. and Harold F. Pyle, III dated October 6, 2003	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 99.2

10.20	Employment Agreement by and between Metromedia International Group, Inc. and Bryce Dean Elledge dated October 6, 2003	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 99.3

10.21	Employment Agreement by and between Metromedia International Group, Inc. and Natalia Alexeeva dated May 25, 2004	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.31

10.22	Stock Purchase Agreement, dated as of July 8, 2004, by and between Communicorp Group Limited; Metromedia International Telecommunications, Inc.; and Metromedia International Group, Inc.	Current Report on Form 8-K dated July 9, 2004, Exhibit 99.2

10.23	Share Purchase Agreement, dated February 17, 2005, by and among Metromedia International Group, Inc.; First National Holding S.A.; Emergent Telecom Ventures S.A.; and Pisces Investment Limited	Current Report on Form 8-K dated February 22, 2005, Exhibit 10.1

10.24	Transaction Bonus Agreement, dated March 8, 2005, by and between Metromedia International Group, Inc. and Mark Hauf	Current Report on Form 8-K dated March 9, 2005, Exhibit 10.1

10.25	Transaction Bonus Agreement, dated March 8, 2005, by and between Metromedia International Group, Inc. and Natalia Alexeeva	Current Report on Form 8-K dated March 9, 2005, Exhibit 10.2

10.26	Transaction Bonus Agreement, dated March 1, 2005, by and between Metromedia International Group, Inc., Metromedia International Telecommunications Services, Inc. and Victor Koresh	Current Report on Form 8-K dated March 9, 2005, Exhibit 10.3

10.27	Amendment No. 1 to Employment Agreement, dated March 8, 2005, by and between Metromedia International Group, Inc. and Natalia Alexeeva	Current Report on Form 8-K dated March 9, 2005, Exhibit 10.4

10.28	Letter Agreement, dated as of June 14, 2005, by and among Metromedia International Group, Inc., First National Holding S.A., Emergent Telecom Ventures S.A. and Pisces Investment Limited	Current Report on Form 8-K dated June 14, 2005, Exhibit 10.1

10.29	Transaction Bonus Agreement, dated July 29, 2005, by and between Metromedia International Group, Inc. and Harold F. Pyle, III	Current Report on Form 8-K dated August 3, 2005, Exhibit 10.1

10.30	Transaction Bonus Agreement, dated July 29, 2005, by and between Metromedia International Group, Inc. and B. Dean Elledge	Current Report on Form 8-K dated August 3, 2005, Exhibit 10.2

Designation
of			Document with Which Exhibit
Exhibit in			was Previously Filed with
This			Commission Exhibits Incorporated
Form 10-K		Description of Exhibits	Herein by Reference

10.31		Amendment to Employment Agreement, dated July 29, 2005, by and between Metromedia International Group, Inc. and Harold F. Pyle, III	Current Report on Form 8-K dated August 3, 2005, Exhibit 10.3

10.32		Amendment to Employment Agreement, dated July 29, 2005, by and between Metromedia International Group, Inc. and B. Dean Elledge	Current Report on Form 8-K dated August 3, 2005, Exhibit 10.4
10.33		Amendment, dated as of July 8, 2005, by and among Metromedia International Group, Inc., First National Holding S.A., Emergent Telecom Ventures S.A. and Pisces Investment Limited	Current Report on Form 8-K dated July 12, 2005, Exhibit 10.1

10.34		Indemnification Agreement, dated August 1, 2005, by and between Metromedia International Group, Inc. and Mark S. Hauf	Current Report on Form 8-K dated August 10, 2005, Exhibit 10.1

10.35		Indemnification Agreement, dated August 1, 2005, by and between Metromedia International Group, Inc. and Natasha Alexeeva	Current Report on Form 8-K dated August 10, 2005, Exhibit 10.2

10.36		Bonus Award Agreement, dated August 9, 2005, by and between Metromedia International Group, Inc. and Harold F. Pyle, III	Current Report on Form 8-K dated August 10, 2005, Exhibit 10.3

10.37		Bonus Award Agreement, dated August 9, 2005, by and between Metromedia International Group, Inc. and B. Dean Elledge	Current Report on Form 8-K dated August 10, 2005, Exhibit 10.4

10.38		Purchase Agreement dated September 15, 2005, by and among International Telcell Cellular LLC, Western Wireless International Georgia Corporation, and for purposes of Section 10.1 and Section 10.6 of the purchase agreement only, ALTEL Corporation	Current Report on Form 8-K dated September 19, 2005, Exhibit 10.1

10.39		Notice of Pendency of Derivative Action Proposed Settlement of Derivative Action Settlement Hearing and Right to Appeal in the matter of In Re Fuqua Industries Inc. Shareholders Litigation as mailed to shareholders of record of the Company as of January 5, 2006	Current Report on Form 8-K dated January 31, 2006, Exhibit 20.1

10.40		Order and Final Judgment issued by the Court of Chancery of the State of Delaware in and for New Castle County, dated March 6, 2006	Current Report on Form 8-K dated March 8, 2006, Exhibit 20.1

10.41		Amendment No. 3 to License Agreement by and between Metromedia Company and Metromedia International Group, Inc. dated as of March 13, 2006	Current Report on Form 8-K dated March 14, 2006, Exhibit 10.1
10	.42*	Amendment No. 1 dated as of November 1, 2005, to Employment Agreement by and between Metromedia International Group, Inc. and Mark Stephen Hauf

10.43		Employment Agreement dated as of April 1, 2006, between Metromedia International Telecommunications Services, Inc. and David Lee	Current Report on Form 8-K/A dated June 26, 2006, Exhibit 10.1

Designation
of			Document with Which Exhibit
Exhibit in			was Previously Filed with
This			Commission Exhibits Incorporated
Form 10-K		Description of Exhibits	Herein by Reference

10.44		Incentive Bonus Agreement, dated October 1, 2006, by and between Metromedia International Group, Inc. and Mark Hauf	Current Report on Form 8-K dated October 2, 2006, Exhibit 10.2

10.45		Incentive Bonus Agreement, dated October 1, 2006, by and between Metromedia International Group, Inc. and Harold F. Pyle, III	Current Report on Form 8-K dated October 2, 2006, Exhibit 10.3

12*		Ratio of earnings to fixed charges

14		Metromedia International Group, Inc. Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

16		Letter from KPMG LLP to SEC dated July 14, 2004	Current Report on Form 8-K dated July 9, 2004, Exhibit 16.1

18		Letter of KPMG LLP dated May 14, 2004 regarding Registrant’s change in accounting policy regarding the accounting for certain business ventures previously reported on a three-month lag basis	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 18

21*		List of subsidiaries of Metromedia International Group, Inc.

23	.1*	Consent of KPMG Limited regarding Metromedia International Group, Inc.

23	.2*	Consent of KPMG LLP regarding Metromedia International Group, Inc.

23	.3*	Consent of KPMG Limited regarding Magticom Limited

31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith